Form 10-K
period 2014-12-31
RadNet, Inc.
filed 2015-03-16
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $217,067,155 on June 30, 2014 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2014.

The number of shares of the registrant’s common stock outstanding on March 10, 2015, was 43,654,575

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

RADNET, INC.

i

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

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this annual report, except to the extent required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this annual report.

ii

PART I

Item 1.	Business

Business Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2014, we operated directly or indirectly through joint ventures with hospitals, 259 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

In addition to our imaging services, one of our subsidiaries, eRAD, Inc., develops and sells computerized systems for the imaging industry, including Picture Archiving Communications Systems (“PACS”). Another one of our subsidiaries, Imaging On Call LLC, provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals and imaging center customers. Teleradiology is the process of taking radiological patient images, such as X-rays, CTs, and MRIs, from one location to another for the purposes of interpretation and/or consultation. Teleradiology allows radiologists to provide services without actually having to be at the location of the patient and allows trained specialists to be available 24/7. In addition to providing alternative revenue sources for us, the capabilities of both eRAD and Imaging On Call can make the RadNet imaging center operations more efficient and cost effective.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2014, 2013 and 2012, we performed 4,828,488, 4,525,490, and 4,142,267 diagnostic imaging procedures and generated net revenue of $717.6 million, $703.0 million, and $647.2 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2014, 2013 and 2012 is included in the consolidated financial statements and notes thereto in this annual report.

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

History of our Business

We became incorporated in Delaware in 2008 and have been in business since 1985.

We develop our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions, see Item 7 - “Management’s Discussion and Analysis and Results of Operations—Recent Developments and Facility Acquisitions” below.

In addition to our imaging business, our eRAD, Inc. subsidiary is a provider of PACS and related workflow solutions to the radiology industry.  Over 250 hospitals, teleradiology businesses, imaging centers and specialty physician groups use eRAD’s technology to distribute, display, store and retrieve digital images taken from all diagnostic imaging modalities.  eRAD has approximately 30 employees, including a research and development team of 11 software engineers in Budapest, Hungary.

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

In January 2011, we entered into a new line of business with the acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York. Through our teleradiology business, we provide interpretation services to approximately 50 hospitals and hospital-based radiology groups.

References to “RadNet,” “we,” “us,” “our” or the “Company” in this report refer to RadNet, Inc., its subsidiaries and affiliated entities. See “Management’s Discussion and Analysis and Results of Operations—Overview.”

Available Information

All reports we file with the Securities and Exchange Commission are available free of charge via EDGAR through the SEC website at www.sec.gov. We also maintain a website at www.radnet.com. where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after the material is electronically filed with the Securities and Exchange Commission. References to our website in this report are provided as a convenience and the information contained on, or otherwise accessible through, the website is not incorporated by reference into, nor does it form a part of this annual report on Form 10-K or any other document that we file with the Securities and Exchange Commission.

Industry Overview

  Diagnostic imaging involves the use of non-invasive procedures to generate representations of internal anatomy and function that can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures facilitate the early diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Diagnostic imaging procedures include MRI, CT, PET, nuclear medicine, ultrasound, mammography, X-ray and fluoroscopy. We estimate that the national imaging market in the United States is $100 billion annually and projected mid-single digit growth for MRI, CT and PET/CT over the next several years, driven by the aging of the U.S. population, wider physician and payor acceptance for imaging technologies, and greater consumer and physician awareness of diagnostic screening capabilities.

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

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

 MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord, abdomen, heart and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. A typical MRI examination takes from 20 to 45 minutes. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2014, we had 213 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. As of December 31, 2014, we had 125 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2014, we had 44 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2014, we had 44 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2014, we had 274 X-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2014, we had 392 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2014, we had 226 mammography systems in operation.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2014, we had 168 fluoroscopy systems in operation.

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

Additional improvements in imaging technologies, contrast agents and scan capabilities are leading to new non-invasive methods of diagnosing blockages in the heart’s vital coronary arteries, liver metastases, pelvic diseases and vascular abnormalities without exploratory surgery. We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient and non-invasive, as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will further increase the use of imaging services. At the same time, the industry has increasingly used upgrades to existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe the use of equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the near-term horizon that will displace MRI, CT or PET as the principal advanced diagnostic imaging modalities.

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

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2014, we operated 259 centers in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. As of December 31, 2014, we received approximately 56% of our payments from commercial insurance payors, 13% from managed care capitated payors, 21% from Medicare and 3% from Medicaid. With the exception of Blue Cross/Blue Shield, which are managed by different entities in each of the states in which we operate, and Medicare, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2014.

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

Expansion Into Related Businesses

With our acquisition of eRad we entered the business of the development and sale of software systems essential to the imaging industry. Similarly, with our acquisition of Imaging On Call, we entered the teleradiology business. We intend to regularly evaluate potential acquisitions of other businesses to the extent they complement our imaging business.

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

Expand Our Networks

We intend to continue to expand the number of our facilities both organically and through targeted acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. Our current plans are to strengthen our market presence in geographic areas where we currently have existing operations and to expand into neighboring and other areas which we determine to be appropriate. We perform extensive due diligence before developing a new facility or acquiring an existing facility or entering into a joint venture with a hospital to manage a facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

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

BRMG in California

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 12.6% of our outstanding common stock as of December 31, 2014. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

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

As of December 31, 2014, BRMG employed 94 full-time and 10 part-time radiologists. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2014, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•	The agreement expires on January 1, 2024. The agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2014, he owned 99% of the equity of BRMG.

•	At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities, except for 8 facilities for which we contract with separate medical groups.

•	At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

•	If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

•	If we want to open a new facility in California, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

•	BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

John V Crues, III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG.  Dr. Crues owns a controlling interest in two medical groups (“Crues Entities”) which provide professional medical services at some of our facilities in Manhattan and Brooklyn, New York while Dr. Berger owns a controlling interest in two medical groups (“NY Berger Entities”) which provide professional medical services at one of our Manhattan, New York facilities.  The Crues Entities and the NY Berger Entities are collectively hereinafter referred to as the “B&C Entities.”

Non-BRMG and B&C Entity Locations

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

Payors

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Revenue
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Commercial Insurance (1)(2)	56%	55%	56%
Managed Care Capitated Payors	13%	13%	13%
Medicare& Medicaid	24%	25%	24%

(1) Includes Blue Cross/Blue Shield plans, which represented 20% of our net service fee revenue for the year ended December 31, 2014, 20% of our net service fee revenue for the year ended December 31, 2013 and 20% of our net service fee revenue for the year ended December 31, 2012.

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

Facilities

We operate 129 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 54 in Maryland, 24 in the Rochester and Hudson Valley areas of New York, 13 in New York City, 13 in Delaware, 5 in Rhode Island, 18 in New Jersey, as well as 3 individual facilities in Florida. We lease the premises at which these facilities are located.

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

The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2014:

	Year Ended
	December 31,
	2010	2011	2012	2013	2014

Total facilities owned or managed (at beginning of the year)	180	201	233	246	250
Facilities added by:
Acquisition	28	33	25	12	22
Internal development	8	2	–	–	–
Facilities closed or sold	-15	-3	-12	-8	-13
Total facilities owned (at year end)	201	233	246	250	259

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2014, the quantity of principal diagnostic equipment available at our facilities, by region:

	MRI	Open/MRI	CT	PET/CT	Mammo	Ultrasound	X-ray	NucMed	Fluoroscopy	Total
California	71	19	41	22	92	174	127	18	71	635
Florida	2	1	3	1	3	5	2	3	5	25
Delaware	8	–	6	–	5	19	15	2	4	59
New Jersey	19	1	16	3	19	21	23	2	15	119
New York	31	1	19	5	38	73	30	4	17	218
Maryland	53	4	37	13	66	97	73	15	56	414
Rhode Island	3	–	3	–	3	3	4	–	–	16
Total	187	26	125	44	226	392	274	44	168	1,486

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

We have historically utilized third-party software for our front desk patient tracking system, or Radiology Information System. We have developed our own RIS through our team of software development engineers and expect to be running this internally developed system in the first quarter of 2015.

Personnel

At December 31, 2014, we had a total of 4,506 full-time, 742 part-time and 1,113 per diem employees, including those employed by BRMG. These numbers include 118 full-time and 17 part-time physicians and 1,085 full-time, 432 part-time and 570 per-diem technologists.

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

Sales and Marketing

At December 31, 2014, our California sales and marketing team consisted of one director of marketing and 41 customer service representatives, while our eastern marketing team consisted of one director of marketing and 88 customer sales representatives. Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs.

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

Sports Marketing Program

We have a sports marketing program designed to increase our public profile. We provide X-ray equipment and a technician for all of the basketball games of the Lakers, Clippers and Sparks, as well as all Kings hockey games, all held at the Staples Center in Los Angeles, and University of Southern California football games held in the Los Angeles Coliseum. In exchange for this service, we receive game tickets and an advertisement in each team program throughout the season. In December 2013 we entered into a three year sponsorship agreement with the Baltimore Ravens of the National Football League which permits us to state “Proud Imaging Provider of the Baltimore Ravens”.

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

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2014, capital lease obligations, excluding interest, totaled approximately $11.8 million through 2017, including current installments totaling approximately $5.6 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We have an arrangement with GE Medical Systems, Inc. under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment.

Competition

The market for outpatient diagnostic imaging services is highly competitive. We compete locally for patients with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our competitors include Alliance Healthcare Services, Inc., to the extent it sells diagnostic services directly to outpatients, Diagnostic Imaging Group and several smaller regional competitors. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices to compete with us. We experience additional competition as a result of those activities.

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2014, approximately 21% of our revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (“BCA”) established a Joint Select Committee on Deficit Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. As a result of the Joint Select Committee’s failure to draft a proposal by the BCA’s deadline, automatic cuts in various federal programs (excluding cuts to Medicaid but including cuts to Medicare provider reimbursement in an amount not to exceed 2%) were scheduled to commence on January 1, 2013. However, as a result of the enactment of the American Taxpayer Relief Act of 2012, on January 2, 2013, any such cuts were delayed until March 1, 2013 so as to allow the Congress sworn in on January 3, 2013 to consider whether to allow sequestration to take place or replace it with other cuts in federal spending and/or higher taxes.

On March 1, 2013, the new Congress did not replace automatic cuts and a 2% cut to Medicare payments began April 1, 2013, which has negatively impacted our revenues. In addition, certain Congressional members have stated that the automatic federal spending cuts under the BCA are insufficient to achieve the BCA’s goals of reducing federal spending and, in turn, the federal deficit. Such members suggested additional cuts to federal entitlement programs, such as Medicare, to achieve the targeted deficit reductions. Therefore it is not possible at this time to estimate what further impact, if any, other federal Medicare provider reimbursement cuts will have on our integrated care business or results of operations.

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

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 121 of our 129 California facilities. Professional medical services are provided at our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2024, with automatic renewals for 10-year periods, and our management agreements with other groups are also for multiple years, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

For the year ended December 31, 2014, we derived approximately 10.7% of our revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

The market for diagnostic imaging services is highly competitive. We compete principally for patients on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our competitors include Alliance Healthcare Services, Inc., to the extent it sells diagnostic imaging services directly to outpatients, Diagnostic Imaging Group and several smaller regional competitors. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices and compete with us. We are experiencing increased competition as a result of such activities, and if we are unable to successfully compete, our business and financial condition would be adversely affected.

Our success depends in part on our key personnel and loss of key executives could adversely affect our operations. In addition, former employees and radiology practices we have previously contracted with could use the experience and relationships developed while employed or under contract with us to compete with us.

Our success depends in part on our ability to attract and retain qualified senior and executive management, and managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. The loss of the services of Dr. Howard G. Berger, our President and Chief Executive Officer, and Norman R. Hames or Stephen M. Forthuber, our Chief Operating Officers, West Coast and East Coast, respectively, could have a significant negative impact on our operations. We believe that they could not easily be replaced with executives of equal experience and capabilities. We do not maintain key person insurance on the life of any of our executive officers. Additionally, if we lose the services of Dr. Berger, our relationship with BRMG could deteriorate, which would materially adversely affect our business.

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

In the past we have acquired, and may again in the future acquire, companies that create a new line of business. The process of integrating the acquired business, technology, service and research and development component into our business and operations and entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. In developing a new line of business we may invest significant time and resources that take away the attention of management that would otherwise be available for ongoing development of our business which may affect our results of operations and we may not be able to take full advantage of the business opportunities available to us as we expand a new lines of business. In addition, there can be no assurance that our new lines of business will ultimately be successful. The failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

We may not be able to successfully grow our business, which would adversely affect our financial condition and results of operations.

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 12 acquisitions. These acquisitions have added 21 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

•	identify attractive and willing candidates for acquisitions;

•	identify locations in existing or new markets for development of new facilities;

•	comply with legal requirements affecting our arrangements with contracted radiology practices, including state prohibitions on fee-splitting, corporate practice of medicine and self-referrals;

•	obtain regulatory approvals where necessary and comply with licensing and certification requirements applicable to our diagnostic imaging facilities, the contracted radiology practices and the physicians associated with the contracted radiology practices;

•	recruit a sufficient number of qualified radiology technologists and other non-medical personnel;

•	expand our infrastructure and management; and

•	compete for opportunities. We may not be able to compete effectively for the acquisition of diagnostic imaging facilities. Our competitors may have more established operating histories and greater resources than we do. Competition may also make any acquisitions more expensive.

Managing our recent acquisitions, as well as any other future acquisitions, will entail numerous operational and financial risks, including:

•	inability to obtain adequate financing;

•	failure to achieve our targeted operating results;

•	diversion of management’s attention and resources;

•	failure to retain key personnel;

•	difficulties in integrating new operations into our existing infrastructure; and

•	amortization or write-offs of acquired intangible assets, including goodwill.

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

We have experienced operating losses in the past. If we are unable to continue to generate sufficient income, we may be unable to pay our obligations.

We had net income attributable to RadNet common stockholders of $1.4 million, $2.1 million, and $59.8 million for the years ended December 31, 2014, 2013, and 2012 respectively. As of December 31, 2014, our equity was $5.4 million. As a whole, results have shown improvement over the past three years. However, the net income for the year ended December 31, 2012 was driven by a benefit from income taxes of approximately $55.2 million. If we cannot continue to generate income in sufficient amounts, we will not be able to pay our obligations as they become due, which could adversely impact our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2014, our total indebtedness was $597.6 million, $567.8 million of which constituted guaranty indebtedness. Our substantial indebtedness could also:

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

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our credit facilities and instruments governing our other indebtedness.

Our credit facilities contain affirmative and negative covenants which restrict, among other things, our ability to:

•	pay dividends or make certain other restricted payments or investments;

•	incur additional indebtedness and certain disqualified equity interests;

•	create liens (other than permitted liens) securing indebtedness or trade payables;

•	sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with affiliates;

•	create restrictions on dividends or other payments by our restricted subsidiaries; and

•	create guarantees of indebtedness by restricted subsidiaries.

All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. A failure to comply with these covenants and restrictions would permit the relevant creditors to declare all amounts borrowed under the applicable agreement governing such indebtedness, together with accrued interest and fees, to be immediately due and payable. If the indebtedness under our credit facilities is accelerated, we may not have sufficient assets to repay amounts due under the credit facilities or on other indebtedness then outstanding.

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

We may be impacted by eligibility changes to government and private insurance programs

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

There are inherent limitations on the effectiveness of our controls.

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. The design of any system of controls is based in part on certain assumptions, and there can be no assurance that any design will succeed in achieving its goals under all conditions. Failure to maintain an effective control environment could have a material adverse effect on our ability to accurately report our financial results, and the market price of our stock could decline.

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

Federal and state privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, and our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks.

We are continuously implementing multiple layers of security measures through technology, processes, and our people; utilize current security technologies; and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses; coordinated attacks by activist entities; emerging cybersecurity risks; misplaced or lost data; programming and/or human errors; or other similar events. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations.

Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including protected health information, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, reputation, financial condition, cash flows, or results of operations. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy and security laws, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients and vendors would be harmed, and our business, operations, and financial results may be materially adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and may further result in a material adverse effect on our results of operations, financial position, and cash flows.

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

As of January 1, 2015, the SGR formula would result in a decrease to the physician Medicare fee schedule reimbursement by 24%. However, the Protecting Access to Medicare Act of 2014 delays the implementation of such cuts from taking effect until March 31, 2015. This short-term reprieve is the 17th time Congress has voted to delay implementation of the SGR formula, and is intended to give Congress additional time to finalize pending legislation that would permanently repeal the SGR formula.

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

In 2013, Congress adjusted Medicare payment rates for physician imaging services in an attempt to better reflect actual usage, by revising upward the assumed usage rate for diagnostic imaging equipment costing more than $1 million to 90% effective January, 1, 2014. Other changes in reimbursement for services rendered by Medicare Advantage plans may reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly, through the radiology practices with which we contract, subject to extensive regulation by both the federal government and the state governments in which we provide services, including:

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2014, approximately 25% of our net revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare. Credentialing of physicians is required by our payors prior to commencing payment.

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

We rely on our information systems to perform functions critical to our ability to operate, including patient scheduling, billing, collections, image storage and image transmission. We could face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information technology systems. If a malicious hacker gained unauthorized access to our systems and network, it could have a material adverse impact on our business or operations. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. In addition, these threats are constantly changing, thereby increasing the difficulty of successfully defending against them or implementing adequate preventive measures. Accordingly, an extended interruption in our information technology system’s function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

We may be subject to theft, loss or misuse of personal data about our employees, patients or other third parties, which could increase our expenses or result in legal proceedings.

The theft, loss or misuse of personal data collected, used, stored or transferred by us could result in increased security costs or costs related to defending legal proceedings. Privacy legislation and enforcement is constantly changing and creating a complex regulatory environment. Our failure to comply with privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

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

129 of our 259 facilities are located in California and one to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program. To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 129 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Several of our facilities are located in areas of Florida and the east coast that have suffered from hurricanes and other harsh weather, including winter snow storms that have in the past caused us to close our facilities. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2013 through December 31, 2014, the trading price of our common stock fluctuated from a high of $10.35 per share to a low of $1.50 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, and approximately 21,500 square feet is occupied under these leases, which expire (with options to extend) on June 30, 2017. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2018. In addition, we lease approximately 60,000 square feet of warehouse and other space under leases nationwide, which expire at various dates through August 2020. As of December 31, 2014, total square footage under lease, including medical office, administrative and storage locations was approximately 1.8 million square feet.

We operate 129 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 54 in Maryland, 24 in the Rochester and Hudson Valley areas of New York, 13 in New York City, 13 in Delaware, 5 in Rhode Island, 18 in New Jersey, as well as 3 individual facilities in Florida. We lease the premises at which these facilities are located. Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 15 years depending upon the agreed upon terms with the local landlord. Rents under our facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

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

Our common stock is quoted on the NASDAQ Global Market under the symbol “RDNT”. The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the NASDAQ Global Market.

	Low	High

Quarter Ended
December 31, 2014	$6.36	$10.35
September 30, 2014	4.71	8.12
June 30, 2014	2.82	7.67
March 31, 2014	1.50	3.00

December 31, 2013	$1.51	$2.68
September 30, 2013	2.35	3.35
June 30, 2013	2.26	2.90
March 31, 2013	2.50	3.22

The last low and high prices for our common stock on the NASDAQ Global Market for the period from January 1 to March 10, 2015 were $7.53 and $9.40, respectively.

Holders

As of March 10, 2015, the number of holders of record of our common stock was 835. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that the number of beneficial owners of our common stock is approximately 4,000.

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

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2015 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2009 to 2014 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2009 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
RadNet, Inc.	38.24	-24.47	18.78	-33.99	411.38
S&P 500 Index	15.06	2.11	16.00	32.39	13.69
S&P Health Care Sector	2.90	12.73	17.89	41.46	25.34

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
RadNet, Inc.	100	138.24	104.41	124.02	81.86	418.63
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P Health Care Sector	100	102.90	116.00	136.75	193.45	242.46

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data set forth below as of December 31, 2012, 2011 and 2010, are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this annual report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates. As a result of the contractual and operational relationship among BRMG, Dr. Berger, the Crues Entities, Dr. Crues and the Company, we are considered to have a controlling financial interest in BRMG and the Crues Entities (the “Professional Entities”) pursuant to applicable accounting guidance. Due to the deemed controlling financial interest, we are required to include the Professional Entities as consolidated entities in our consolidated financial statements. This means, for example, that revenue generated by the Professional Entities from the provision of professional medical services to our patients, as well as the Professional Entities costs of providing those services, are included as net revenue and cost of operations in our consolidated statement of operations, whereas the management fee that the Professional Entities pay to us under our management agreement with the Professional Entities is eliminated as a result of the consolidation of our results with those of the Professional Entities. Also, because the Professional Entities are consolidated in our financial statements, any borrowings or advances we have received from or made to the Professional Entities have been eliminated in our consolidated balance sheet. If the Professional Entities were not treated as consolidated entities in our consolidated financial statements, the presentation of certain items in our income statement, such as net service fee revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of the Professional Entities from all sources closely approximates its expenses, including Dr. Berger and Dr Crues’ compensation, fees payable to us and amounts payable to third parties.

	Years Ended December 31,
	2014	2013	2012	2011	2010

	(in thousands, except per share data)
Statement of Operations Data:

Net revenue	$717,569	$702,986	$647,153	$585,121	$518,657
Operating expenses:
Cost of operations, excluding depreciation and amortization	602,652	598,655	542,993	477,828	420,973
Depreciation and amortization	59,258	58,890	57,740	57,481	53,997
Loss (gain) on sale and disposal of equipment, net	1,113	1,032	456	(2,240)	1,136
Gain on sale of imaging center and de-consolidation of jv	–	(2,108)	(2,777)	–	–
Meaningful use incentive	(2,034)	–	–	–	–
Loss on extinguishment of debt	15,927	–	–	–	9,871
Net income (loss) attributable to RadNet common stockholders	1,376	2,120	59,834	7,231	(12,852)

Basic income (loss) per share attributable to RadNet common stockholders	0.03	0.05	1.58	0.19	(0.35)

Diluted income (loss) per share attributable to RadNet common stockholders	0.03	0.05	1.52	0.19	(0.35)

Balance Sheet Data:

Cash and cash equivalents	$307	$8,412	$362	$2,455	$627
Total assets	740,680	722,576	710,864	619,188	539,514
Total long-term liabilities	599,708	601,977	598,507	566,615	516,723
Total liabilities	732,982	720,366	717,548	688,995	621,987
Working capital	58,746	57,955	36,859	29,947	5,761
Equity (deficit)	7,698	2,210	(6,684)	(69,807)	(82,473)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2014, we operated directly or indirectly through joint ventures, 259 centers located in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. As of December 31, 2014, we had in operation 213 MRI systems, 125 CT systems, 44 PET or combination PET/CT systems, 44 nuclear medicine systems, 274 X-ray systems, 226 mammography systems, 392 ultrasound systems, and 168 fluoroscopy systems.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2014, 2013 and 2012, we performed 4,828,488, 4,525,490, and 4,142,267 diagnostic imaging procedures and generated net revenue of $717.6 million, $703.0 million, and $647.2 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2014, 2013 and 2012 is included in the consolidated financial statements and notes thereto in this annual report.

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one-payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. For the year ended December 31, 2014, we received approximately 69% of our payments from commercial insurance payors and from managed care capitated payors, 21% from Medicare and 3% from Medicaid, 4% from Workers Compensation programs and 2% from other sources. With the exception of Blue Cross/Blue Shield, which is approximately 20% and government payors amounting to approximately 24% of revenues respectively, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2014.

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

During 2014 we continued to focus on those core activities which have contributed to our success. We invested in or acquired a number of new facilities, adding a net of nine facilities over the number in operation at the beginning of the year. Those acquisitions were concentrated in our key markets of California and New York, and enhanced our position in those leading markets.

We also took advantage of continued low interest rates to refinance and expand our senior secured credit facility. In March, 2014 we amended our existing Credit and Guaranty Agreement to add an additional $30 million in first tier term loans at the effective rates under that agreement which are (a) the Adjusted Eurodollar Rate plus 3.25% or (b) the base rate plus 2.25% (as defined in the agreement). In addition, we entered into a Second Lien Credit and Guaranty Agreement pursuant to which we secured $180.0 million of new second lien term loans. We have the option of paying interest on the new term loans under the Second Lien Credit Agreement at either (a) the Adjusted Eurodollar Rate plus 7.0% or (b) the base rate plus 6.0% (as defined in the agreement). The Adjusted Eurodollar Rate has a minimum floor of 1.0% on both the first lien term loans and the second lien term loans. We used the proceeds from the new first lien term loans and second lien term loans in part to finance the retirement of $200.0 million in aggregate principal amount of 10 3/8% senior notes due 2018. At current Eurodollar rates, the refinance reduced our interest expenses on $200 million of 10 3/8% on the senior notes to $180 million of 8% guaranty debt, equating to annual savings of $5.1 million on interest expense.

The refinancing resulted in a $15.9 million expense in connection with the early retirement of the senior notes. After giving effect to that one-time charge, we generated net income of $1.2 million for 2014.

We finished the year with cash and cash equivalents of $307,000 and accounts receivable of $148.2 million. While cash was down, year over year, overall working capital was $58.7 million, virtually unchanged from the prior year. We continue to maintain our $101.3 million revolving credit facility. At December 31, 2014 we had a balance on this facility of $15.3 million and $85 million of additional borrowing capacity under this facility.

The consolidated financial statements in this annual report include the accounts of Radnet Management, BRMG and the B&C Entities. The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc., Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of Radnet Management.

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

Facility Acquisitions

On October 6, 2014, we acquired a 49% equity interest in Garden State Radiology, LLC, consisting of two multi-modality imaging centers located in New Jersey for cash consideration of $2.2 million.

On September 1, 2014 we completed our acquisition of Hematology Oncology Consultants located in Van Nuys, CA for cash consideration of $553,000. We have made a fair value determination of the acquired assets and approximately $15,000 of fixed assets, $164,000 of medical supplies inventory, $39,000 of other assets, $100,000 for a covenant not to compete intangible asset, and $235,000 of goodwill were recorded with respect to this transaction.

On September 1, 2014 we completed our acquisition of Imaging Centers of Pasadena consisting of a single multi-modality imaging center located in Pasadena, CA for cash consideration of $1.8 million. The facility provides MRI, PET/CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $1.7 million of fixed assets and $105,000 of a covenant not to compete intangible asset were recorded with respect to this transaction.

On July 3, 2014 we completed our acquisition of certain imaging center equipment from Healthcare Partners for which we agreed to pay $2.1 million. We paid cash of $300,000 and signed a promissory note for the remainder of $1.8 million.

On July 1, 2014 we completed our acquisition of Moreno Valley Imaging consisting of a single multi-modality imaging center located in Moreno Valley, CA for cash consideration of $700,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $285,000 of fixed assets, $3,000 of other assets, $50,000 for a non compete covenant and $362,000 of goodwill were recorded with respect to this transaction.

On July 1, 2014 we completed our acquisition of Liberty Pacific Imaging Long Beach consisting of a single multi-modality imaging center located in Signal Hill, CA for cash consideration of $1.9 million and assumed capital lease debt of $65,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and $577,000 of fixed assets, $100,000 for a covenant not to compete and $1.3 million of goodwill were recorded with respect to this transaction.

On July 1, 2014 we completed our acquisition of Medical Imaging of Manhattan consisting of a single modality mammography center located in New York, New York for cash consideration of $2.4 million. We have made a fair value determination of the acquired assets and approximately $672,000 of fixed assets, $139,000 of other assets, a covenant not to compete of $150,000 and $1.4 million of goodwill were recorded with respect to this transaction.

On April 1, 2014, we acquired the diagnostic imaging practice of Sidney Friedman, M.D. located in Westchester, CA for $1.4 million. We have made a fair value determination of the assets acquired and have allocated $600,000 to imaging equipment, $470,000 to accounts receivable, a covenant not to compete of $100,000 and $231,000 to goodwill.

On January 2, 2014, we acquired the diagnostic imaging practice of Leslie A. Saint-Louis, M.D. located in New York, New York for $360,000. Upon acquisition, we relocated the practice to a nearby existing center in New York, New York. We have made a fair value determination of the assets acquired and have allocated $310,000 to goodwill and $50,000 to other intangible assets related to a covenant not to compete contract with Dr. Saint-Louis.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue before provision for bad debts.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

	Years Ended December 31,
	2014	2013	2012
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	89.7%	91.0%	91.8%
Provision for bad debts	-4.0%	-3.8%	-3.8%
Net service fee revenue	85.7%	87.2%	88.0%
Revenue under capitation arrangements	10.3%	9.0%	8.2%
Total net revenue	96.0%	96.2%	96.2%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	80.6%	81.9%	80.7%
Depreciation and amortization	7.9%	8.1%	8.6%
Loss on sale and disposal of equipment	0.1%	0.1%	0.1%
Severance costs	0.2%	0.1%	0.1%
Total operating expenses	88.9%	90.2%	89.4%

INCOME FROM OPERATIONS	7.1%	6.0%	6.7%

OTHER INCOME AND EXPENSES
Interest expense	5.7%	6.3%	8.0%
Meaningful use incentive	-0.3%	0.0%	0.0%
Equity in earnings of joint ventures	-0.9%	-0.8%	-1.0%
Gain on sale of imaging centers	0.0%	-0.3%	0.0%
Gain on de-consolidation of joint venture	0.0%	0.0%	-0.4%
Loss on early extinguishment of Senior Notes	2.1%	0.0%	0.0%
Other (income) expenses	0.0%	0.0%	-0.5%
Total other expenses	6.6%	5.2%	6.1%

INCOME BEFORE INCOME TAXES	0.5%	0.8%	0.7%
(Provision For) Benefit From income taxes	-0.3%	-0.5%	8.2%
NET INCOME	0.2%	0.3%	8.9%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%
NET INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	0.2%	0.3%	8.9%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Service Fee Revenue, net of contractual allowances and discounts

Service fee revenue, net of contractual allowances and discounts for the year ended December 31, 2014 was $670.1 million compared to $665.3 million for the year ended December 31, 2013, an increase of $4.6 million, or 0.7%.

Service fee revenue, net of contractual allowances and discounts, including only those centers which were in operation throughout the full fiscal years of both 2014 and 2013, decreased $10.6 million, or 1.6%. This 1.6% decrease is primarily the result of a slight reduction in procedure volumes as well as lower medicare reimbursement rates beginning in March 2014. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2013. For the year ended December 31, 2014, service fee revenue, net of contractual allowances and discounts, from centers that were acquired subsequent to January 1, 2013 and excluded from the above comparison was $21.8 million. For the year ended December 31, 2013, net revenue from centers that were acquired subsequent to January 1, 2013 and excluded from the above comparison was $6.6 million.

Provision for Bad Debts

Provision for bad debts increased $1.8 million, or 6.8%, to $29.8 million, or 4.0% of net revenue, for the year ended December 31, 2014 compared to $27.9 million, or 3.8% of net revenue, for the year ended December 31, 2013.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the year ended December 31, 2014 was $77.2 million compared to $65.6 million for the year ended December 31, 2013, an increase of $11.7 million, or 17.8%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the full fiscal years of both 2014 and 2013, increased $8.8 million, or 13.4%. This 13.4% increase is due to additional capitation contracts entered into subsequent to the year 2013. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2013. For the year ended December 31, 2014, revenue under capitation arrangements from centers that were acquired subsequent to January 1, 2013 and excluded from the above comparison was $3.1 million. For the year ended December 31, 2013, net revenue from centers that were acquired subsequent to January 1, 2013 and excluded from the above comparison was $176,000.

Operating Expenses

Cost of operations for the year ended December 31, 2014 increased approximately $4.0 million, or 0.7%, from $598.7 million for the year ended December 31, 2013 to $602.7 million for the year ended December 31, 2014. The following table sets forth our operating expenses for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013

Salaries and professional reading fees, excluding stock-based compensation	$329,394	$322,080
Stock-based compensation	2,500	2,573
Building and equipment rental	64,492	64,998
Medical supplies	41,348	37,185
Other operating expenses *	164,918	171,819
Cost of operations	602,652	598,655

Depreciation and amortization	59,258	58,890
Loss on sale and disposal of equipment	1,113	1,032
Severance costs	1,241	806
Total operating expenses	$664,264	$659,383

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $7.3 million, or 2.3%, to $329.4 million for the year ended December 31, 2014, compared to $322.1 million for the year ended December 31, 2013.

Salaries and professional reading fees, including only those centers which were in operation throughout the full fiscal years of both 2014 and 2013, decreased $1.7 million, or 0.5%. This 0.5% decrease is in line with our decrease in procedure volumes at these centers. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2013. For the year ended December 31, 2014, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2013 and excluded from the above comparison was $12.1 million. For the year ended December 31, 2013, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison was $3.1 million.

•	Stock-based compensation

Stock-based compensation decreased $73,000, or 2.8%, to $2.5 million for the year ended December 31, 2014 compared to $2.6 million for the year ended December 31, 2013.

•	Building and equipment rental

Building and equipment rental expenses decreased $506,000, or 0.8%, to $64.5 million for the year ended December 31, 2014, compared to $65.0 million for the year ended December 31, 2013.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2014 and 2013, decreased $2.1 million, or 3.3%. This 3.3% decrease is due to the conversion of equipment operating leases to capital leases occurring in the first quarter of 2014. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2013. For the year ended December 31, 2014, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison, was $3.5 million. For the year ended December 31, 2013, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison, was $1.9 million.

•	Medical supplies

Medical supplies expense increased $4.2 million, or 11.2%, to $41.3 million for the year ended December 31, 2014, compared to $37.2 million for the year ended December 31, 2013.

Medical supplies expenses, including only those centers which were in operation throughout the full fiscal years of both 2014 and 2013, increased $3.9 million, or 10.7%. This 10.7% increase is primarily due to a combination of a $400,000 decrease in rebates we received from certain vendors in the first quarter of 2014 and no medical rebates received in the third quarter of 2014. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2013. For the year ended December 31, 2014, medical supplies expense from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison was $1.5 million. For the year ended December 31, 2013, medical supplies expense from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison was $1.2 million.

•	Other Operating Expenses

Other operating expenses decreased $6.9 million, or 4.0%, to $164.9 million for the year ended December 31, 2014 compared to $171.8 million for the year ended December 31, 2013.

Other operating expenses, including only those centers which were in operation throughout the full fiscal years of both 2014 and 2013, decreased $9.2 million or 5.7%. The 5.7% decrease relates to higher employee health insurance contributions in 2014 as well as a decrease in licensing and other contractual fees. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2013. For the year ended December 31, 2014, other operating expenses from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison were $4.7 million. For the year ended December 31, 2013, other operating expenses from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison were $2.4 million.

•	Depreciation and amortization Expense

Depreciation and amortization expense increased $368,000, or 0.6%, to $59.3 million for the year ended December 31, 2014 when compared to the same period last year.

Depreciation and amortization expense at those centers which were in operation throughout the full fiscal years of both 2014 and 2013, decreased $1.5 million or 2.5%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2013.  For the year ended December 31, 2014, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $2.8 million.  For the year ended December 31, 2013, depreciation and amortization from centers that were acquired subsequent to January 1, 2013, an excluded from the above comparison was $969,000.

•	Loss on sale and disposal of equipment

Loss on sale of equipment was approximately $1.1 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively, and primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

•	Severance costs

During the year ended December 31, 2014, we recorded severance costs of $1.2 million compared to $806,000 recorded during the year ended December 31, 2013. In each period, these costs were primarily associated with the integration of acquired operations and other cost saving measures.

Interest expense

Interest expense decreased approximately $3.1 million, or 6.7%, to $42.7 million for the year ended December 31, 2014 compared to $45.8 million for the year ended December 31, 2013.  Interest expense for the year ended December 31, 2014 included $5.1 million of amortization of deferred financing costs and discount on issuance of debt, as well as a write off of $665,000 of deferred financing costs in relation to the early extinguishment of $200 million in 10 3/8% senior unsecured notes due 2018 (the “senior notes”). Interest expense for the year ended December 31, 2013 included $4.6 million of amortization of deferred financing costs and discount on issuance of debt. Excluding these adjustments to interest expense for each period, interest expense decreased approximately $4.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease was primarily due to the 2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement dated as of March 25, 2014. See “Liquidity and Capital Resources” below for more details on our financing activity during 2014.

Meaningful use incentive

For the year ended December 31, 2014, we recognized other income from meaningful use incentive in the amount of $2.0 million. This amount was earned under a Medicare program to promote the use of electronic health record technology. See Note 2 to our consolidated financial statements contain herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures increased $776,000 or 12.5% to $7.0 million for the year ended December 31, 2014 compared to $6.2 million for the year ended December 31, 2013.

Loss on early extinguishment of senior notes

For the year ended December 31, 2014, we recognized a $15.9 million loss on early extinguishment of debt through our tender offer for our senior notes. Completion of the tender was conditioned on the closing of the amendment to the First Lien and Second Lien Credit and Guaranty Agreement. See “Liquidity and Capital Resources” below and Note 8 to our consolidated financial statements contained herein for more details on our debt refinancing.

Other expenses / income

For the year ended December 31, 2014 we recorded approximately $3,000 of other expenses. For the year ended December 31, 2013, we recorded $228,000 of other expenses primarily relating to costs associated with our Credit Amendment in April 2013.

Income tax expense

For the years ended December 31, 2014 and December 31, 2013, we recorded income tax expense of $2.0 million and $3.5 million, respectively.  See Note 11 to our consolidated financial statements contained herein for more details.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Service Fee Revenue, net of contractual allowances and discounts

Service fee revenue, net of contractual allowances and discounts for the year ended December 31, 2013 was $665.3 million compared to $618.0 million for the year ended December 31, 2012, an increase of $47.3 million, or 7.7%.

Service fee revenue, net of contractual allowances and discounts, including only those centers which were in operation throughout the full fiscal years of both 2013 and 2012, decreased $39.6 million, or 6.6%. This 6.6% decrease is primarily the result of reduction in procedure volumes and corresponding collection rates. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2012. For the year ended December 31, 2013, service fee revenue, net of contractual allowances and discounts, from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $103.9 million. For the year ended December 31, 2012, net revenue from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $17.0 million.

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

Medical supplies expense, including only those centers which were in operation throughout the full fiscal years of both 2013 and 2012, decreased $5.3 million, or 14.0%. This 14.0% decrease is primarily due to an increase in rebates we received from certain vendors subsequent to January 1, 2013. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2012. For the year ended December 31, 2013, medical supplies expense from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison was $4.5 million. For the year ended December 31, 2012, medical supplies expense from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison was $856,000.

•

Other operating expenses

Other operating expenses increased $29.5 million, or 20.7%, to $171.8 million for the year ended December 31, 2013 compared to $142.3 million for the year ended December 31, 2012.

Other operating expenses, including only those centers which were in operation throughout the full fiscal years of both 2013 and 2012, increased $43,000. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2012. For the year ended December 31, 2013, other operating expenses from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison were $33.9 million. For the year ended December 31, 2012, other operating expenses from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison were $4.5 million.

•	Depreciation and amortization expense

Depreciation and amortization expense increased $1.2 million, or 2.0%, to $58.9 million for the year ended December 31, 2013 when compared to the same period last year.

Depreciation and amortization expense at those centers which were in operation throughout the full fiscal years of both 2013 and 2012, decreased $4.4 million or 7.8%. This 7.8% decrease is primarily due to several assets completing their depreciation schedules subsequent to January 1, 2012. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2012. For the year ended December 31, 2013, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $6.7 million. For the year ended December 31, 2012, depreciation and amortization from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison was $1.1 million.

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

Other expenses / income

For the year ended December 31, 2013 we recorded approximately $228,000 of other expenses, primarily relating to costs associated with our Credit Agreement Amendment in 2013. For the year ended December 31, 2012, we recorded $3.7 million of other income primarily consisting of approximately $5.1 million of fair value adjustments on our interest rate swaps and an $810,000 bargain purchase gain related to our November 9, 2012 acquisition of Pueblo Radiology.

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

One non-GAAP measure we believe assists us is Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishments, bargain purchase gains, loss on de-consolidation of joint ventures and non-cash equity compensation.  Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taken place during the period.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2014, 2013, and 2012, respectively (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income attributable to RadNet, Inc. common stockholders	$1,376	$2,120	$59,834
Plus provision for (benefit from) income taxes	1,967	3,510	(55,227)
Plus other expenses (income)	3	228	(3,679)
Plus loss on early extinguishment of Senior Notes	15,927	–	–
Plus interest expense	42,727	45,791	53,783
Plus severance costs	1,241	806	736
Plus loss (gain) on sale and disposal of equipment	1,113	1,032	456
Plus legal settlement	401	–	–
Less gain on sale of imaging center	–	(2,108)	–
Less gain on de-consolidation of joint venture	–	–	(2,777)
Plus depreciation and amortization	59,258	58,890	57,740
Plus non-cash employee stock-based compensation	2,500	2,574	2,736
Adjusted EBITDA	$126,513	$112,843	$113,602

Liquidity and Capital Resources

We had net income attributable to RadNet, Inc.’s common stockholders of $1.4 million, $2.1 million and $59.8 million, for the years ended December 31, 2014, 2013 and 2012, respectively. We had cash and cash equivalents of $307,000 and accounts receivable of $148.2 million at December 31, 2014, compared to cash of $8.4 million and accounts receivable of $133.6 million at December 31, 2013. We had a working capital balance of $58.7 million and $58.0 million at December 31, 2014 and 2013, respectively. We also had equity of $7.7 million and $2.2 million at December 31, 2014 and 2013, respectively.

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

On a continuing basis, we also consider various transactions to increase stockholder value and enhance our business results, including acquisitions, divestitures and joint ventures. These types of transactions may result in future cash proceeds or payments but the general timing, size or success of any acquisition, divestiture or joint venture effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior secured credit facilities or through new equity or debt issuances.

We and our subsidiaries or affiliates may from time to time, in our or their sole discretion, continue to purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. However, we have no formal plan of doing so at this time.

Sources and Uses of Cash

Cash provided by operating activities was $61.0 million, $66.4 million, and $75.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash used in investing activities was $53.6 million, $50.7 million, and $87.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, we purchased property and equipment for approximately $41.7 million, acquired the assets and businesses of additional imaging facilities for approximately $9.4 million (see Note 4 to the consolidated financial statements of this annual report), and purchased additional equity interests in non-consolidated joint ventures of $1.4 million and contributed $2.2 million to a new non-consolidated joint venture. Offsetting our cash used in investing activities was $1.1 million in proceeds from the sale of imaging equipment.

Cash used by financing activities was $15.4 million and $7.6 million for the years ended December 31, 2014 and December 31, 2013 respectively. For the year ended December 31, 2012, cash provided by financing activities was $9.6 million. The cash used by financing for the year ended December 31, 2014, was in part due to the contractual payments of equipment notes and capital leases of $23.9 million, incurrence of $6.7 million in deferred financing costs as part of the Refinance Agreement, as amended by the 2014 Amendment, offset by $15.3 million in borrowings on our revolving line of credit. See financing activity in 2014 below for more detail in regards to our 2014 amendment to Refinance Agreement.

At December 31, 2014, we had $399.8 million aggregate principal amount of first lien term loans and $180.0 million aggregate principal amount of second lien term loan debt outstanding and $15.3 million borrowed under the revolving credit facility. The revolving credit facility provides for a maximum borrowing limit of $101.25 million, subject to qualified borrowing base requirements.

As of December 31, 2014, we were in compliance with all covenants under the 2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement.

Financing activity in 2014:

The following describes our 2014 financing activities:

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, by that certain first amendment dated April 3, 2013 (the “2013 Amendment”) (collectively, the “Refinance Agreement”), and subsequently by entering into a second amendment to the Refinance Agreement (the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

Second Lien Credit and Guaranty Agreement. Radnet Management entered into a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (the “Second Lien Credit Agreement”) to provide for, among other things, the borrowing by Radnet Management of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the senior notes, as more fully described below under the heading “Senior Notes”, to pay the expenses related to the transaction and for general corporate purposes.

Revolving Credit Facility. The $101.25 million revolving credit line established in the Refinance Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Refinance Agreement, which address voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Refinance Agreement. The revolver bears interest based on types of borrowings as follows: (i) unpaid principal at 6.5% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Refinance Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate (as defined in the Refinance Agreement) plus 3.25% or (b) the Base Rate (as defined in the Refinance Agreement) plus 2.25%. With respect to all of the term loans under the Refinance Agreement, as amended by the 2014 Amendment, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at December 31, 2014 was 0.36%.

Payments. The scheduled amortization of the term loans under the Refinance Agreement, as amended by the 2014 Amendment, has been increased, starting in June 2014 from quarterly payments of $975,000 to quarterly payments of approximately $5.2 million, with the remaining balance to be paid at maturity. Scheduled amortization increased by $16.8 million from pre-amendment terms, representing a rise from 1% per annum to 5% per annum of the initial amount borrowed. This $16.8 million additional cash obligation will be partially offset by annual interest savings of approximately $5.0 million under the terms of the Second Lien Term Loan as compared to that under the retired Senior Notes. We expect to fund this approximately $11.8 million net increase in amortization payments from cash provided by operating activities.

Guarantees and Collateral. The obligations under the Refinance Agreement, as amended by the 2014 Amendment, are guaranteed by RadNet, Inc., all of our current and future domestic subsidiaries and certain of our affiliates (other than certain excluded foreign subsidiaries). The obligations under the Refinance Agreement, as amended by the 2014 Amendment, and the guarantees are secured by a perfected first priority security interest (subject to certain permitted exceptions) in substantially all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain covenants, the Refinance Agreement, as amended by the 2014 Amendment, places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The Refinance Agreement, as amended by the 2014 Amendment contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain events of default, events of default under the Refinance Agreement, as amended by the 2014 Amendment, include failure to pay principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Refinance Agreement, as amended by the 2014 Amendment, within five days after the due date, failure of any loan party to comply with any covenant or agreement in the loan documents (subject to applicable grace periods and/or notice requirement), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Refinance Agreement, as amended by the 2014 Amendment, to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at December 31, 2014 was 0.36%. The rate paid on the Second Lien Credit Agreement at December 31, 2014 is 8%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. Unless otherwise prepaid as a result of the occurrence of certain mandatory prepayment events, all principal will be due and payable on the termination date described below.

Termination. The maturity date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by voluntary prepayment per section 2.13 (a) or events of default per section 8.01 as described below.

Restrictive Covenants. In addition to certain covenants, the Second Lien Credit Agreement places limits on our ability declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transaction, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Events of Default. In addition to certain customary events of default, events of default under the Second Lien Credit Agreement include failure to pay principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Second Lien Term Loans within five days after the due date, failure of any loan party to comply with any covenant or agreements in the loan documents (subject to applicable grace periods and/or notice requirements), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Second Lien Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

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

We completed the retirement of our $200 million in senior notes on April 24, 2014 and following such retirement the Company completed the satisfaction and discharge of the Indenture. The transactions leading to the retirement of the Senior Notes are described below:

Tender Offer and Exercise of Optional Redemption on March 7, 2014. On March 7, 2014, we commenced a tender offer to purchase for cash any and all outstanding senior notes. In connection with the tender offer, we also commenced a consent solicitation to amend the Indenture to eliminate or modify certain restrictive covenants. On March 25, 2014, we made a payment in cash for all senior notes tendered prior to 5:00 P.M., New York City time, on March 20, 2014 (the “Consent Payment Deadline”). As of the Consent Payment Deadline, we received tenders and consents in respect of $193,464,000 aggregate principal amount of the senior notes, representing 96.73% of the outstanding senior notes, all of which were accepted for purchase. The total consideration for each $1,000 principal amount of senior notes validly tendered and not withdrawn at or prior to the Consent Payment Deadline and accepted for purchase was $1,056.88, which amount included a consent payment (the “Consent Payment”) of $30.00 per $1,000 principal amount of senior notes. In addition, all senior notes accepted for payment received accrued and unpaid interest in respect of such notes from the last interest payment date prior to the applicable settlement date to, but not including, the applicable settlement date. The tender offer expired on April 3, 2014 and between the Consent Payment Deadline and the expiration of the tender offer, no additional senior notes were tendered. With a net carrying amount including discount and unamortized issue costs of $189.2 million, a loss on early extinguishment of debt of $15.5 million was recorded in the first quarter of 2014.

Tender Offer and Exercise on Optional Redemption of March 25, 2014. On March 25, 2014, we called for redemption all of our remaining outstanding senior notes not purchased prior to the expiration of the tender offer described above, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, we completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding.  With a net carrying amount including discount and unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $471,000 was recorded in the second quarter of 2014.

Prior financing activity to 2014:

The following describes our key financing activities prior to 2014:

2010 Credit Agreements

On April 6, 2010, we entered into a Credit and Guaranty Agreement with a syndicate of lenders (the “Credit Agreement”), whereby we obtained $385.0 million in senior secured first-lien bank financing, consisting of (i) a $285.0 million, six-year term loan facility and (ii) a $100.0 million, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “Credit Facilities”).

2012 Refinancing

On October 10, 2012 we completed the refinancing of the Credit Facilities by entering into a new Credit and Guaranty Agreement with a syndicate of banks and other financial institutions (the “Refinance Agreement”). The total amount of refinancing was $451.25 million, consisting of (i) a $350 million senior secured term loan and (ii) a $101.25 million senior secured revolving credit facility. The obligations under the Refinance Agreement were guaranteed by RadNet, Inc. and all of Radnet Management’s current and future domestic subsidiaries and certain of our affiliates. The obligations under the Refinance Agreement, including the guarantees, were secured by a perfected first-priority security interest in all of our tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

We used the net proceeds to repay in full our existing six year term loan facility for $277.9 million in principal amount outstanding, which would have matured on April 6, 2016, and our revolving credit facility for $59.8 million in principal amount outstanding, which would have matured on April 6, 2015.

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

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total

Notes payable (1)	$55,143	$53,654	$51,570	$379,291	$14,600	$198,000	$752,258
Capital leases (2)	6,066	5,740	573	–	–	–	12,379
Operating leases (3)	59,980	53,969	46,223	35,350	26,327	81,976	303,825
Total	$121,189	$113,363	$98,366	$414,641	$40,927	$279,976	$1,068,462

(1)	Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2014.
(2)	Includes interest component of capital lease obligations.
(3)	Includes all operating leases through the end of their main lease term, excluding options on facility leases.

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

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG and the B&C Entity centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the B&C Entities as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the B&C Entities. As it relates to non-BRMG and B&C Entity centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Commercial insurance	$418,414	$415,408	$409,114
Medicare	157,923	156,066	122,971
Medicaid	24,248	24,017	20,101
Workers' compensation/personal injury	30,230	34,821	26,604
Other	39,321	34,995	39,192
Service fee revenue, net of contractual allowances and discounts	670,136	665,307	617,982
Provision for bad debts	(29,807)	(27,911)	(25,904)
Net service fee revenue	640,329	637,396	592,078
Revenue under capitation arrangements	77,240	65,590	55,075
Total net revenue	$717,569	$702,986	$647,153

Provision for Bad Debts

We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2014 and 2013 was $15.1 million and $12.7 million, respectively.

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

Valuation of Goodwill and Indefinite Lived Intangible Assets

Goodwill at December 31, 2014 totaled $200.3 million. Indefinite Lived Intangible Assets at December 31, 2014 totaled $7.5 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2014, noting no impairment, and have not identified any indicators of impairment through December 31, 2014.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2014.

Recent Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In July 2013, the FASB issued ASU No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (Topic 740). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 became effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical 1% increase in the rate of exchange of foreign currencies against the dollar for 2014 would have resulted in an increase of approximately $15,000 in our operating expenses for the year.

Interest Rate Sensitivity. RadNet Inc. pays interest on various types of debt instruments to its suppliers, investors and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either Adjusted Eurodollar or prime rates of interest. Under the 2014 Amendment to the Refinance Agreement and Second Lien Credit Agreement’s election facilities’, borrowed funds bear a 1.00% floor or 6 month Adjusted Eurodollar Rate plus an applicable margin of 3.25% for the 2014 First Lien Term Loans and 7% for the Second Lien Term Loans. At December 31, 2014, we had $399.8 million outstanding subject to an Adjusted Eurodollar election on the 2014 First Lien Term Loans and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar floor exceeds the current spot rate of 6 month Adjusted Eurodollar, the spot rate would have to increase more than 64 basis points before an additional interest expense would be accrued. An increase of 164 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $5.8 million of interest expense.  At December 31, 2014, an additional $25.7 million was tied to the prime rate. A hypothetical 1% increase in the prime rate for 2013-2014 would have resulted in an annual increase in interest expense of approximately $257,000.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 53.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 16, 2015

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$307	$8,412
Accounts receivable, net	148,235	133,599
Current portion of deferred tax assets	17,246	13,321
Due from affiliates	1,561	–
Prepaid expenses and other current assets	24,671	21,012
Total current assets	192,020	176,344
PROPERTY AND EQUIPMENT, NET	223,127	218,547
OTHER ASSETS
Goodwill	200,304	196,395
Other intangible assets	47,624	50,042
Deferred financing costs, net of current portion	6,122	8,735
Investment in joint ventures	32,123	28,949
Deferred tax assets, net of current portion	35,334	39,914
Deposits and other	4,026	3,650
Total assets	$740,680	$722,576
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$97,816	$106,316
Due to affiliates	6,289	2,655
Deferred revenue	1,964	1,344
Current portion of notes payable	19,468	3,103
Current portion of deferred rent	2,100	1,896
Current portion of obligations under capital leases	5,637	3,075
Total current liabilities	133,274	118,389
LONG-TERM LIABILITIES
Deferred rent, net of current portion	20,965	18,989
Line of credit	15,300	–
Notes payable, net of current portion	551,059	572,669
Obligations under capital lease, net of current portion	6,143	2,779
Other non-current liabilities	6,241	7,540
Total liabilities	732,982	720,366
EQUITY
RadNet, Inc. stockholders' equity (deficit):
Common stock - $.0001 par value, 200,000,000 shares authorized;42,825,676, and 40,089,196 shares issued and outstanding at December 31, 2014 and 2013, respectively	4	4
Paid-in-capital	177,750	173,622
Accumulated other comprehensive loss	(112)	(50)
Accumulated deficit	(172,280)	(173,656)
Total RadNet, Inc.'s stockholders' equity (deficit)	5,362	(80)
Noncontrolling interests	2,336	2,290
Total equity	7,698	2,210
Total liabilities and equity	$740,680	$722,576

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2014	2013	2012
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$670,136	$665,307	$617,982
Provision for bad debts	(29,807)	(27,911)	(25,904)
Net service fee revenue	640,329	637,396	592,078
Revenue under capitation arrangements	77,240	65,590	55,075
Total net revenue	717,569	702,986	647,153
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	602,652	598,655	542,993
Depreciation and amortization	59,258	58,890	57,740
Loss on sale and disposal of equipment	1,113	1,032	456
Severance costs	1,241	806	736
Total operating expenses	664,264	659,383	601,925
INCOME FROM OPERATIONS	53,305	43,603	45,228

OTHER INCOME AND EXPENSES
Interest expense	42,727	45,791	53,783
Meaningful use incentive	(2,034)	–	–
Equity in earnings of joint ventures	(6,970)	(6,194)	(6,476)
Gain on sale of imaging centers	–	(2,108)	–
Gain on de-consolidation of joint venture	–	–	(2,777)
Loss on early extinguishment of Senior Notes	15,927	–	–
Other expenses (income)	3	228	(3,679)
Total other expenses	49,653	37,717	40,851
INCOME BEFORE INCOME TAXES	3,652	5,886	4,377
(Provision for) benefit from income taxes	(1,967)	(3,510)	55,227
NET INCOME	1,685	2,376	59,604
Net income (loss) attributable to noncontrolling interests	309	256	(230)
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1,376	$2,120	$59,834

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.03	$0.05	$1.58
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.03	$0.05	$1.52
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	41,070,077	39,140,480	37,751,170
Diluted	43,149,196	39,814,535	39,244,686

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2014	2013	2012
NET INCOME	$1,685	$2,376	$59,604
Foreign currency translation adjustments	(62)	(89)	67
Reclassification of net cash flow hedge losses included in net income during the period	–	–	918
COMPREHENSIVE INCOME	1,623	2,287	60,589
Less comprehensive income (loss) attributible to non-controlling interests	309	256	(230)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1,314	$2,031	$60,819

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

					Accumulated	Total
					Other	Radnet, Inc.
	Common Stock		Paid-in	'Accumulated	Comprehensive	Stockholders	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity	Interests	(Deficit) Equity
BALANCE - JANUARY 1, 2012	37,426,460	$4	$165,796	$(235,610)	$(946)	$(70,756)	$949	$(69,807)
Issuance of common stock upon exercise of options/warrants	74,022	–	–	–	–	–	–	–
Stock-based compensation	–	–	2,736	–	–	2,736	–	2,736
Purchase of non-controlling interests	–	–	(117)	–	–	(117)	–	(117)
De-consolidation of joint venture	–	–	–	–	–	–	(14)	(14)
Issuance of restricted stock	1,040,000	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(71)	(71)
Change in cumulative foreign currency translation adjustment	–	–	–	–	67	67	–	67
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	918	918	–	918
Net income	–	–	–	59,834	–	59,834	(230)	59,604
BALANCE - DECEMBER 31, 2012	38,540,482	$4	$168,415	$(175,776)	$39	$(7,318)	$634	$(6,684)
Issuance of common stock upon exercise of options/warrants	898,714	–	469	–	–	469	–	469
Stock-based compensation	–	–	2,537	–	–	2,537	–	2,537
Sale of a noncontrolling interest in one of our consolidated joint ventures	–	–	2,201	–	–	2,201	439	2,640
Purchase of non-controlling interests	–	–	–	–	–	–	979	979
Issuance of restricted stock	650,000	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(18)	(18)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(89)	(89)	–	(89)
Net income	–	–	–	2,120	–	2,120	256	2,376
BALANCE - DECEMBER 31, 2013	40,089,196	$4	$173,622	$(173,656)	$(50)	$(80)	$2,290	$2,210
Issuance of common stock upon exercise of options/warrants	1,579,695	–	1,546	–	–	1,546	–	1,546
Stock-based compensation	–	–	2,463	–	–	2,463	–	2,463
Issuance of restricted stock and other awards	1,156,785	–	–	–	–	–	–	–
Purchase of non-controlling interests	–	–	119	–	–	119	(315)	(196)
Sale of non-controlling interests	–	–	–	–	–	–	200	200
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(148)	(148)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(62)	(62)	–	(62)
Net income	–	–	–	1,376	–	1,376	309	1,685
BALANCE - DECEMBER 31, 2014	42,825,676	$4	$177,750	$(172,280)	$(112)	$5,362	$2,336	$7,698

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,685	$2,376	$59,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,258	58,890	57,740
Provision for bad debts	29,807	27,911	25,904
Equity in earnings of joint ventures	(6,970)	(6,194)	(6,476)
Distributions from joint ventures	7,358	7,204	6,477
Deferred rent amortization	2,180	3,871	3,608
Amortization and write off of deferred financing costs and loan discount	5,732	4,565	3,637
Loss on sale and disposal of equipment	1,113	1,032	456
Gain on bargain purchase	–	–	(810)
Loss on early extinguishment of Senior Notes	15,927	–	–
Gain on sale of imaging centers and de-consolidation of joint venture	–	(2,108)	(2,777)
Amortization of cash flow hedge	–	–	918
Stock-based compensation	2,500	2,574	2,736
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(43,973)	(31,531)	(17,350)
Other current assets	(5,514)	(2,243)	3,565
Other assets	(281)	260	(578)
Deferred taxes	655	2,907	(56,142)
Deferred revenue	620	71	197
Accounts payable , accrued expenses and other	(9,093)	(3,163)	(5,440)
Net cash provided by operating activities	61,004	66,422	75,269
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(9,428)	(7,223)	(45,493)
Purchase of property and equipment	(41,740)	(48,623)	(44,448)
Proceeds from sale of equipment	1,088	635	1,549
Proceeds from sale of imaging facilities	–	3,920	2,300
Proceeds from sale of joint venture interests	–	2,640	1,800
Equity contributions in existing and purchase of interest in joint ventures	(3,562)	(2,009)	(2,756)
Net cash used in investing activities	(53,642)	(50,660)	(87,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(23,913)	(9,764)	(22,223)
Proceeds from borrowings	210,000	35,122	344,485
Payments on Senior Notes	(211,344)	–	(277,875)
Deferred financing costs	(6,650)	(432)	(3,753)
Net proceeds (payments) on revolving credit facility	15,300	(33,000)	(25,000)
Payments on interest rate swaps, net of amounts received	–	–	(5,823)
Dividends paid to noncontrolling interests	(148)	(18)	(71)
Equity attributable to non-controlling interests	–	–	(117)
Purchase on non-controlling interests	(196)	–	–
Proceeds from issuance of common stock upon exercise of options/warrants	1,546	469	–
Net cash (used in) provided by financing activities	(15,405)	(7,623)	9,623
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(62)	(89)	63
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,105)	8,050	(2,093)
CASH AND CASH EQUIVALENTS, beginning of period	8,412	362	2,455
CASH AND CASH EQUIVALENTS, end of period	$307	$8,412	$362
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$41,584	$41,841	$47,806
Cash paid during the period for income taxes	$1,070	$1,142	$918

 The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $19.4 million, $16.7 million and $14.4 million during the years ended December 31, 2014, 2013 and 2012, respectively, that we had not paid for as of December 31, 2014, 2013 and 2012, respectively. The offsetting amount due was recorded in our consolidated balance sheet under “accounts payable, accrued expenses and other.”

During the twelve months ended December 31, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

Detail of investing activity related to acquisitions can be found in Note 4.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. At December 31, 2014, we operated directly or indirectly through joint ventures, imaging centers located in California, Delaware, Florida, Maryland, New Jersey, New York, and Rhode Island. Our operations comprise a single segment for financial reporting purposes.

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

Accounting Standards Codification (“ASC”) Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs in which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 12.6% of our outstanding common stock as of December 31, 2014. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

John V Crues, III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG.  Dr. Crues owns a controlling interest in two medical groups (“Crues Entities”) which provide professional medical services at some of our facilities in Manhattan and Brooklyn, New York while Dr. Berger owns a controlling interest in two medical groups (“NY Berger Entities”) which provide professional medical services at one of our Manhattan, New York facilities.  The Crues Entities and the NY Berger Entities are collectively hereinafter referred to as the “B&C Entities.”

RadNet provides non-medical, technical and administrative services to BRMG and the B&C Entities for which it receives a management fee, pursuant to the related management agreements. Through the management agreement and our relationship with Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the B&C Entities. Through our management agreement with BRMG and the B&C Entities, we determine the annual budget of BRMG and the B&C Entities and make all physician employment decisions. BRMG and the B&C Entities both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all cash flows of BRMG and the B&C Entities are transferred to us.

We have determined that BRMG and the B&C Entities are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the B&C Entities on a combined basis recognized $89.3 million, $76.7 million and $53.4 million of revenue, net of management service fees to RadNet, for the years ended December 31, 2014, 2013 and 2012, respectively, and $89.3 million, $76.7 million and $53.4 million of operating expenses for the years ended December 31, 2014, 2013 and 2012, respectively. RadNet recognized $287.4 million, $267.6 million and $208.7 million of net revenues for the years ended December 31, 2014, 2013 and 2012, respectively, for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed revenue. The cash flows of BRMG and the B&C Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2014 and 2013, we have included approximately $79.7 million and $65.2 million, respectively, of accounts receivable and approximately $9.0 million and $11.9 million of accounts payable and accrued liabilities related to BRMG and the B&C Entities.

The creditors of BRMG and the B&C Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the B&C Entities. However, both BRMG and the B&C Entities are managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and centers in New York, New York, where we contract with the B&C Entities for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California and New York, New York, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us. We have no financial controlling interest in the independent (non-BRMG/B&C Entity) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The operating activities of subsidiaries are included in the accompanying consolidated financial statements from the date of acquisition. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances, including the unsettled amount of intercompany transactions with our equity method investees, have been eliminated in consolidation. As stated in Note 1 above, the BRMG and Cruse Entities are variable interest entities and we consolidate the operating activities and balance sheets of each.

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

RECLASSIFICATION – We have reclassified certain amounts in the 2013 and 2012 statements of cash flows to conform to the year end 2014 presentation.

REVENUES - Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG and the B&C Entity centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the B&C Entities as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the B&C Entities. As it relates to non-BRMG and B&C Entity centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

Service fee revenues are recorded during the period the services are provided based upon the estimated amounts due from the patients and third-party payors. Third-party payors include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per discounted fee-for-service rates. We also record a provision for doubtful accounts (based primarily on historical collection experience) related to patients and copayment and deductible amounts for patients who have health care coverage under one of our third-party payors.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Commercial insurance (1)	$418,414	$415,408	$409,114
Medicare	157,923	156,066	122,971
Medicaid	24,248	24,017	20,101
Workers' compensation/personal injury	30,230	34,821	26,604
Other	39,321	34,995	39,192
Service fee revenue, net of contractual allowances and discounts	670,136	665,307	617,982
Provision for bad debts	(29,807)	(27,911)	(25,904)
Net service fee revenue	640,329	637,396	592,078
Revenue under capitation arrangements	77,240	65,590	55,075
Total net revenue	$717,569	$702,986	$647,153

__________

(1) 20% of our net service fees revenue for each of the years ended December 31, 2014, 2013 and 2012 were earned from a single payor.

PROVISION FOR BAD DEBTS - We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowances for bad debts at December 31, 2014 and 2013 were $15.1 million and $12.7 million, respectively.

MEANINGFUL USE INCENTIVE - Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $2.0 million during the twelve months ended December 31, 2014 relating to this incentive. This amount was earned under a Medicare program to promote the use of electronic health record technology. Our compliance with meaningful use criteria is subject to audit by the federal government.

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

SOFTWARE REVENUE RECOGNITION – Our subsidiary, eRAD, Inc., sells Picture Archiving Communications Systems (“PACS”) and related services, primarily in the United States. The PACS systems sold by eRAD are primarily composed of certain elements: hardware, software, installation and training, and support. Sales are made primarily through eRAD’s sales force. These sales are multiple-element arrangements that generally include hardware, software, software installation, configuration, system installation, training and first-year warranty support. Hardware, which is not unique or special purpose, is purchased from a third-party and resold to eRAD’s customers with a small mark-up.

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

For the years ended December 31, 2014, 2013 and 2012, we recorded approximately $5.5 million, $4.9 million and $4.9 million, respectively, in revenue related to our eRAD business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2014 we had a deferred revenue liability of approximately $1.9 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS - Costs related to the research and development of new software products and enhancements to existing software products all for resale to our customers are expensed as incurred.

We utilize a variety of computerized information systems in the day to day operation of our diagnostic imaging facilities. One such system is our front desk patient tracking system or Radiology Information System (“RIS”). We have historically utilized third party RIS software solutions and pay monthly fees to outside third party software vendors for the use of this software. We have developed our own RIS solution from the ground up through our wholly owned subsidiary, Radnet Management Information Systems (“RMIS”) and expect to utilize this system beginning in the first quarter of 2015.

By following the accounting guidance under ASC 350-40, Accounting for the Costs of Computer Software Developed for Internal Use, the costs incurred by RMIS toward the development of this RIS system, which began on August 1, 2010 and continued until December 2014, were capitalized and will be amortized over its useful life which we determined to be 5 years. Total costs capitalized were approximately $6.4 million. Amortization of $107,000 per month will start in January 2015.

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

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $6.7 million and $10.0 million, for the years ended December 31, 2014 and 2013, respectively. As part of our early extinguishment of senior notes during March and April of 2014, approximately $3.4 million of deferred financing costs were written off. See Note 8, Notes Payable, Line of Credit, and Capital Leases for more information.

INVENTORIES - Inventories, consisting mainly of medical supplies, are stated at the lower of cost or market with cost determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of lease term or their estimated useful lives, whichever is shorter, which range from 3 to 30 years. Maintenance and repairs are charged to expense as incurred.

GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at December 31, 2014 totaled $200.3 million. Indefinite Lived Intangible Assets at December 31, 2014 totaled $7.5 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2014, noting no impairment, and have not identified any indicators of impairment through December 31, 2014.

LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2014.

INCOME TAXES - Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income in determining whether our net deferred tax assets are more likely than not to be realized. Income taxes are further explained in Note 11.

UNINSURED RISKS – Prior to November 1, 2006 we maintained a self-insured workers’ compensation insurance program for which our third party administrator over this program continues to make payments on behalf of the Company for claims incurred from November 1, 2004 through October 31, 2006. We are required to maintain a cash collateral account with this administrator as guarantee of our submission of full reimbursement of claims paid on our behalf. We record this collateral deposit as restricted cash and include it as other assets in our consolidated balance sheet which amounted to approximately $529,000 as of both December 31, 2014 and 2013.

With respect to the above-mentioned claims incurred from November 1, 2004 through October 31, 2006, the estimated future cash obligation associated with the unpaid portion of those claims that remain open but have not yet been resolved is recorded to accrued expenses in our consolidated balance sheet. This current liability is determined by the administrator’s estimate of loss development of open claims and was approximately $103,000 and $123,000 at December 31, 2014 and 2013, respectively.

On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date. This fully funded policy remained in effect through November 1, 2013 and continues to cover any claims incurred through this date.

On November 1, 2013 we entered into an arrangement with a third party administrator to process claims under a new high-deductible workers’ compensation insurance program. We have recorded liabilities as of December 31, 2014, and 2013 of $1.0 million and $280,000 for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible for which we have recorded liabilities and included it in our consolidated balance sheets at December 31, 2014 and December 31, 2013 of approximately $88,000 and $95,000, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2014, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2014 and 2013 of $2.0 million and $2.8 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS AND OTHER UNFAVORABLE CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs. If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue. As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements. As of December 31, 2014 and 2013, the remaining accrual balance is $6.1 million, and $6.4 million, respectively.

As part of our ongoing acquisition activities, we have certain operating lease commitments for facilities that are not in use. Accordingly, we have recorded a loss contract accrual related to the remaining payments under these lease commitments. As of December 31, 2014 and 2013, the remaining loss contract accrual for these leases is $218,000 and $328,000, respectively.

In addition and related to acquisition activity, we have certain operating lease commitments for facilities where the fair market rent differs from the lease contract rate. We have recorded an unfavorable contract liability representing the difference between the total value of the fair market rent and the contract rent over the current term of the lease applicable from the date of acquisition. As of December 31, 2014 and 2013, the unfavorable contract liability on these leases is $1.2 million and $2.1 million, respectively.

EQUITY BASED COMPENSATION – We have one long-term incentive plan which we refer to as the 2006 Plan. As of December 31, 2014, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.

FOREIGN CURRENCY TRANSLATION - The functional currency of our foreign subsidiaries is the local currency. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the determination of net income.

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components. Unrealized gains or losses on the change in fair value of the Company’s cash flow hedging activities and foreign currency translation adjustments are included in comprehensive income. The components of comprehensive income for the three years in the period ended December 31, 2014 are included in the consolidated statements of comprehensive income.

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$394,753	$–	$394,753	$399,750
Second Lien Term Loans	–	178,200	–	178,200	180,000

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Total Face Value
Senior Secured Term Loan	$–	$380,508	$–	$380,508	$349,125
Senior Notes	–	199,000	–	199,000	200,000

The carrying value of our line of credit at December 31, 2014 of $15.3 million approximated its fair value.

The estimated fair value of our long-term debt, which is discussed in Note 8, was determined using Level 2 inputs primarily related to comparable market prices.

We consider the carrying amounts of cash and cash equivalents, receivables, other current assets, current liabilities and other notes payables to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. Additionally, we consider the carrying amount of our capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2014	2013	2012

Net income attributable to RadNet, Inc. common stockholders	$1,376	$2,120	$59,834

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	41,070,077	39,140,480	37,751,170
Basic net income per share attributable to RadNet, Inc. common stockholders	$0.03	$0.05	$1.58
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	41,070,077	39,140,480	37,751,170
Add nonvested restricted stock subject only to service vesting	994,610	316,905	533,014
Add additional shares issuable upon exercise of stock options and warrants	1,084,509	357,150	960,502
Weighted average number of common shares used in calculating diluted net income per share	43,149,196	39,814,535	39,244,686
Diluted net income per share attributable to RadNet, Inc. common stockholders	$0.03	$0.05	$1.52

For the years ended December 31, 2014, 2013 and 2012 we excluded 245,000, 4,663,750 and 3,825,000, respectively, outstanding options, warrants and restricted stock in the calculation of diluted earnings per share because their effect would be antidilutive.

INVESTMENT IN JOINT VENTURES – We have ten unconsolidated joint ventures with ownership interests ranging from 31% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment exist as of December 31, 2014. Investment in joint ventures increased approximately $3.2 million to $32.1 million at December 31, 2014 compared to $28.9 million at December 31, 2013. This increase is summarized as follows (in thousands):

Balance as of December 31, 2013	$28,949
Purchase of a 49% interest in a new joint venture (see note below)	2,168
Equity contributions in existing joint ventures	1,394
Equity in earnings in these joint ventures	6,970
Distribution of earnings	(7,358)
Balance as of December 31, 2014	$32,123

On October 6, 2014, we acquired a 49% equity interest in Garden State Radiology, LLC, consisting of two multi-modality imaging centers located in New Jersey for cash consideration of $2.2 million.

We received management service fees from the centers underlying these joint ventures of approximately $9.3 million, $9.3 million and $8.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key financial data for these joint ventures as of December 31, 2014 and 2013, respectively, and for the years ended December 31, 2014, 2013 and 2012, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2014	2013
Current assets	$23,636	$16,203
Noncurrent assets	49,347	49,324
Current liabilities	(9,534)	(6,158)
Noncurrent liabilities	(6,386)	(6,793)
Total net assets	$57,063	$52,576
Book value of RadNet joint venture interests	$26,791	$23,705
Cost in excess of book value of acquired joint venture interests	4,970	4,922
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	362	322
Total value of Radnet joint venture interests	$32,123	$28,949

Total book value of other joint venture partner interests	$30,272	$28,871

	2014	2013	2012
Net revenue	$101,189	$93,134	$85,036
Net income	$14,854	$13,633	$14,031

NOTE 3 – RECENT ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In July 2013, the FASB issued ASU No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (Topic 740). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 became effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard did not have a material effect on our consolidated financial statements.

NOTE 4 – FACILITY ACQUISITIONS

On September 1, 2014 we completed our acquisition of Hematology Oncology Consultants located in Van Nuys, CA for cash consideration of $553,000. We have made a fair value determination of the acquired assets and approximately $15,000 of fixed assets, $164,000 of medical supplies inventory, $39,000 of other assets, $100,000 covenant not to compete intangible asset, and $235,000 of goodwill were recorded with respect to this transaction.

On September 1, 2014 we completed our acquisition of Imaging Centers of Pasadena consisting of a single multi-modality imaging center located in Pasadena, CA for cash consideration of $1.8 million. The facility provides MRI, PET/CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $1.7 million of fixed assets and $105,000 of a covenant not to compete intangible asset were recorded with respect to this transaction.

On July 3, 2014 we completed our acquisition of certain imaging center equipment from Healthcare Partners for which we agreed to pay $2.1 million. We paid cash of $300,000 and signed a promissory note for the remainder of $1.8 million.

On July 1, 2014 we completed our acquisition of Moreno Valley Imaging consisting of a single multi-modality imaging center located in Moreno Valley, CA for cash consideration of $700,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $285,000 of fixed assets, $3,000 of other assets, $50,000 for a non compete covenant and $362,000 of goodwill were recorded with respect to this transaction.

On July 1, 2014 we completed our acquisition of Liberty Pacific Imaging Long Beach consisting of a single multi-modality imaging center located in Signal Hill, CA for cash consideration of $1.9 million and assumed capital lease debt of $65,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and $577,000 of fixed assets, $100,000 for a covenant not to compete and $1.3 million of goodwill were recorded with respect to this transaction.

On July 1, 2014 we completed our acquisition of Medical Imaging of Manhattan consisting of a single modality mammography center located in New York, New York for cash consideration of $2.4 million. We have made a fair value determination of the acquired assets and approximately $672,000 of fixed assets, $139,000 of other assets, a covenant not to compete of $150,000 and $1.4 million of goodwill were recorded with respect to this transaction.

On April 1, 2014, we acquired the diagnostic imaging practice of Sidney Friedman, M.D. located in Westchester, CA for $1.4 million. We have made a fair value determination of the assets acquired and have allocated $600,000 to Imaging equipment, $470,000 to accounts receivable, a covenant not to compete of $100,000 and $231,000 to goodwill.

On January 2, 2014, we acquired the diagnostic imaging practice of Leslie A. Saint-Louis, M.D. located in New York, New York for $360,000. Upon acquisition, we relocated the practice to a nearby existing center in New York, New York. We have made a fair value determination of the assets acquired and have allocated $310,000 to goodwill and $50,000 to other intangible assets related to a covenant not to compete contract with Dr. Saint-Louis.

On November 1, 2013 we completed our acquisition of South Valley Radiology Imaging LLC, consisting of one multi-modality imaging center located in Encino, CA for cash consideration of $1.3 million. We have made a fair value determination of the assets acquired and approximately $1.0 million of fixed assets and $305,000 of goodwill were recorded with respect to this transaction.

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2014 totaled $200.3 million. Goodwill is recorded as a result of business combinations. Activity in goodwill for the years ended December 31, 2012, 2013 and 2014, is provided below (in thousands):

Balance as of January 1, 2012	159,507
Goodwill acquired through the acquisition of Camarillo Imaging	86
Goodwill acquired through the acquisition of West Coast Radiology	5,395
Goodwill acquired through the acquisition of Advanced Medical Imaging of Stuart	923
Goodwill acquired through the acquisition of Orthopedic Imaging	302
Adjustments to our preliminary allocation of the purchase price of Raven Holdings U.S., Inc.	7,895
Goodwill acquired through the acquisition of our controlling interest in Upper Chesapeake Imaging	1,849
Goodwill acquired through the acquisition of Vanowen Radiology	386
Goodwill acquired through the acquisition of our controlling interest in Clinical Radiology	1,838
Goodwill acquired through the acquisition of Lenox Hill Radiology	15,690
Balance as of December 31, 2012	193,871
Goodwill acquired through the acquisition of breast surgery practice in Mission Viejo, CA	185
Adjustments to our preliminary allocation of the purchase price of Lenox Hill Radiology	(3,219)
Goodwill acquired through the acquisition of Park West	2,047
Goodwill acquired through the acquisition of imaging center in Brooklyn, NY	4,206
Goodwill associated with the sale of a wholly owned imaging center in Northfield, NJ	(1,000)
Goodwill acquired through the acquisition of South Valley Med Imaging	305
Balance as of December 31, 2013	196,395
Goodwill acquired through the acquisition of Corinthian	310
Goodwill acquired through the acquisition of Westchester Imaging	231
Goodwill acquired through the acquisition of Garden State Radiology	50
Goodwill acquired through the acquisition of Medical Imaging of Manhattan	1,433
Goodwill acquired through the acquisition of Liberty Pacific	1,288
Goodwill acquired through the acquisition of Moreno Valley	362
Goodwill acquired through the acquisition of Hematology-Oncology	235
Balance as of December 31, 2014	$200,304

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2014 is $120.0 million.

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at a cost of $57.5 million less accumulated amortization of $18.7 million at December 31, 2014. Also included in other intangible assets is the value of covenant not to compete contracts associated with our facility acquisitions totaling $5.6 million less accumulated amortization of $4.6 million, as well as the value of trade names associated with acquired imaging facilities totaling $9.0 million less accumulated amortization of $1.5 million. Also in connection with our purchase of eRAD and included in other intangible assets is the value of eRAD’s developed technology and its customer relationships.

Total amortization expense for the years ended December 31, 2014, 2013 and 2012 was $3.1 million, $3.1 million and $3.5 million, respectively. Intangible assets are amortized using the straight-line method. Management service agreements are amortized over 25 years using the straight line method. Developed technology and customer relationships are amortized over 5 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,315	$2,315	$2,315	$2,315	$2,315	$27,205	$38,781	16.8
Covenant not to compete contracts	320	254	191	148	64	–	977	3.7
Customer relationships	184	1	–	–	–	–	185	0.9
Developed technology and in-process R&D	149	24	–	–	–	–	173	1.3
Trade Names*	–	–	–	–	–	7,508	7,508	–
Total Annual Amortization	$2,968	$2,594	$2,506	$2,463	$2,379	$34,713	$47,624

* These trade name intangibles have an indefinite life

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2014	2013
Land	$250	$250
Medical equipment	334,893	304,592
Computer and office equipment, furniture and fixtures	90,031	88,946
Software development costs	6,391	5,108
Leasehold improvements	206,224	186,561
Equipment under capital lease	22,753	34,407
	660,542	619,864
Accumulated depreciation and amortization	(437,415)	(401,317)
	$223,127	$218,547

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2014, 2013 and 2012 was $56.2 million, $55.8 million, and $54.2 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2014	2013

Accounts payable	$46,855	$36,962
Accrued expenses	35,776	43,175
Accrued payroll and vacation	4,970	17,902
Accrued professional fees	10,215	8,277
Total	$97,816	$106,316

NOTE 8 - NOTES PAYABLE, REVOLVING CREDIT FACILITY AND CAPITAL LEASES

Notes payable, revolving credit facility and capital lease obligations:

Our notes payable, line of credit and capital lease obligations consist of the following (in thousands):

	December 31,
	2014	2013
Revolving lines of credit	$15,300	$–

Senior Secured Term Loan	–	385,325

First Lien Term Loans	399,750	–

Second Lien Term Loans	180,000	–

Senior Unsecured Notes	–	200,000

Discounts on term loans and notes	(11,966)	(12,109)

Promissory notes payable to the former shareholders of businesses acquired at interest rates ranging from 4.0% to 6.0%, due through 2014	–	492

Promissory notes payable to Healthcare Partners for imaging equipment acquired through acquisition at 5.25%	1,590	–

Equipment notes payable at interest rates ranging from 4% to 11.1%, due through 2017, collateralized by medical equipment	1,153	2,064

Obligations under capital leases at interest rates ranging from 3.8% to 9.4%, due through 2017, collateralized by medical and office equipment	11,780	5,854
Total debt obligations	597,607	581,626
Less: current portion	(25,105)	(6,178)
Long term portion debt obligations	$572,502	$575,448

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts, capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2015	$22,435
2016	21,840
2017	20,766
2018	337,452
2019	–
Thereafter	180,000
Total notes payable obligations	$582,493

We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2015	$6,066
2016	5,740
2017	573
2018	–
2019	–
Thereafter	–
Total minimum payments	12,379
Amount representing interest	(599)
Present value of net minimum lease payments	11,780
Less current portion	(5,637)
Long-term portion lease obligations	$6,143

Term Loans and Financing Activity Information:

Included in our consolidated balance sheet at December 31, 2014 are $567.8 million of senior secured term loan debt (net of unamortized discounts of $12.0 million), broken down by loan agreement as follows (in thousands):

	As of December 31, 2014
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$399,750	$(9,301)	$390,449
Second Lien Term Loans	$180,000	$(2,665)	$177,335
Total	$579,750	$(11,966)	$567,784

Our revolving credit facility has a $15.3 million aggregate principal amount outstanding as of December 31, 2014.

As of December 31, 2014, we were in compliance with all financial covenants under our Refinance Agreement, as amended by the 2014 Amendment, and the Second Lien Credit and Guaranty Agreement.

Financing activity in 2014:

The following describes our 2014 financing activities:

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, by that certain first amendment dated April 3, 2013 (the “2013 Amendment”) (collectively, the “Refinance Agreement”), and subsequently by entering into a second amendment to the Refinance Agreement (the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

Second Lien Credit and Guaranty Agreement. Radnet Management entered into a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (the “Second Lien Credit Agreement”) to provide for, among other things, the borrowing by Radnet Management of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the senior notes, as more fully described below under the heading “Senior Notes”, to pay the expenses related to the transaction and for general corporate purposes.

Revolving Credit Facility. The $101.25 million revolving credit line established in the Refinance Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Refinance Agreement, which address voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Refinance Agreement. The revolver bears interest based on types of borrowings as follows: (i) unpaid principal at 6.5% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Refinance Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate (as defined in the Refinance Agreement) plus 3.25% or (b) the Base Rate (as defined in the Refinance Agreement) plus 2.25%. With respect to all of the term loans under the Refinance Agreement, as amended by the 2014 Amendment, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at December 31, 2014 was 0.36%.

Payments. The scheduled amortization of the term loans under the Refinance Agreement, as amended by the 2014 Amendment, has been increased, starting in June 2014 from quarterly payments of $975,000 to quarterly payments of approximately $5.2 million, with the remaining balance to be paid at maturity. Scheduled amortization increased by $16.8 million from pre-amendment terms, representing a rise from 1% per annum to 5% per annum of the initial amount borrowed.

Guarantees and Collateral. The obligations under the Refinance Agreement, as amended by the 2014 Amendment, are guaranteed by RadNet, Inc., all of our current and future domestic subsidiaries and certain of our affiliates (other than certain excluded foreign subsidiaries). The obligations under the Refinance Agreement, as amended by the 2014 Amendment, and the guarantees are secured by a perfected first priority security interest (subject to certain permitted exceptions) in substantially all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain covenants, the Refinance Agreement, as amended by the 2014 Amendment, places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The Refinance Agreement, as amended by the 2014 Amendment contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain customary events of default, events of default under the Refinance Agreement, as amended by the 2014 Amendment, include failure to pay principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Refinance Agreement, as amended by the 2014 Amendment, within five days after the due date, failure of any loan party to comply with any covenant or agreement in the loan documents (subject to applicable grace periods and/or notice requirement), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Refinance Agreement, as amended by the 2014 Amendment, to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at December 31, 2014 was 0.36%. The rate paid on the Second Lien Credit Agreement at December 31, 2014 is 8%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. Unless otherwise prepaid as a result of the occurrence of certain mandatory prepayment events, all principal will be due and payable on the termination date described below.

Termination. The maturity date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by voluntary prepayment per section 2.13 (a) or events of default per section 8.01 as described below.

Restrictive Covenants. In addition to certain covenants, the Second Lien Credit Agreement places limits on our ability declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transaction, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Events of Default. In addition to certain events of default, events of default under the Second Lien Credit Agreement include failure to pay principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Second Lien Term Loans within five days after the due date, failure of any loan party to comply with any covenant or agreements in the loan documents (subject to applicable grace periods and/or notice requirements), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Second Lien Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

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

We completed the retirement of our $200 million in senior notes on April 24, 2014 and following such retirement the Company completed the satisfaction and discharge of the Indenture. The transactions leading to the retirement of the Senior Notes are described below:

Tender Offer and Exercise of Optional Redemption on March 7, 2014. On March 7, 2014, we commenced a tender offer to purchase for cash any and all outstanding senior notes. In connection with the tender offer, we also commenced a consent solicitation to amend the Indenture to eliminate or modify certain restrictive covenants. On March 25, 2014, we made a payment in cash for all senior notes tendered prior to 5:00 P.M., New York City time, on March 20, 2014 (the “Consent Payment Deadline”). As of the Consent Payment Deadline, we received tenders and consents in respect of $193,464,000 aggregate principal amount of the senior notes, representing 96.73% of the outstanding senior notes, all of which were accepted for purchase. The total consideration for each $1,000 principal amount of senior notes validly tendered and not withdrawn at or prior to the Consent Payment Deadline and accepted for purchase was $1,056.88, which amount included a consent payment (the “Consent Payment”) of $30.00 per $1,000 principal amount of senior notes. In addition, all senior notes accepted for payment received accrued and unpaid interest in respect of such notes from the last interest payment date prior to the applicable settlement date to, but not including, the applicable settlement date. The tender offer expired on April 3, 2014 and between the Consent Payment Deadline and the expiration of the tender offer, no additional senior notes were tendered. With a net carrying amount including discount and unamortized issue costs of $189.2 million, a loss on early extinguishment of debt of $15.5 million was recorded in the first quarter of 2014.

Tender Offer and Exercise on Optional Redemption of March 25, 2014. On March 25, 2014, we called for redemption all of our remaining outstanding senior notes not purchased prior to the expiration of the tender offer described above, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, we completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding.  With a net carrying amount including discount and unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $471,000 was recorded in the second quarter of 2014.

Prior financing activity to 2014:

The following describes our key financing activities prior to 2014:

2010 Credit Agreements

On April 6, 2010, we entered into a Credit and Guaranty Agreement with a syndicate of lenders (the “Credit Agreement”), whereby we obtained $385.0 million in senior secured first-lien bank financing, consisting of (i) a $285.0 million, six-year term loan facility and (ii) a $100.0 million, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “Credit Facilities”).

2012 Refinancing

On October 10, 2012 we completed the refinancing of the Credit Facilities by entering into a new Credit and Guaranty Agreement with a syndicate of banks and other financial institutions (the “Refinance Agreement”). The total amount of refinancing was $451.25 million, consisting of (i) a $350 million senior secured term loan and (ii) a $101.25 million senior secured revolving credit facility. The obligations under the Refinance Agreement were guaranteed by RadNet, Inc. and all of Radnet Management’s current and future domestic subsidiaries and certain of our affiliates. The obligations under the Refinance Agreement, including the guarantees, were secured by a perfected first-priority security interest in all of our tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

We used the net proceeds to repay in full our existing six year term loan facility for $277.9 million in principal amount outstanding, which would have matured on April 6, 2016, and our revolving credit facility for $59.8 million in principal amount outstanding, which would have matured on April 6, 2015.

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

	Facilities	Equipment	Total
2015	$49,817	$10,163	$59,980
2016	43,928	10,041	53,969
2017	37,677	8,546	46,223
2018	30,778	4,572	35,350
2019	25,240	1,087	26,327
Thereafter	81,968	8	81,976
	$269,408	$34,417	$303,825

Total rent expense, including equipment rentals, for the years ended December 31, 2014, 2013 and 2012 was $64.5 million, $65.0 million and $60.6 million, respectively.

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

NOTE 10 – DERIVATIVE INSTRUMENTS

We are exposed to certain risks relating to our ongoing business operations. The primary risk that we manage with derivative instruments is interest rate risk. We have in the past entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements effectively modified our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis during the period of the interest rate swap, thus reducing the impact of interest-rate changes on future interest expense.

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

NOTE 11 – INCOME TAXES

For the years ended December 31, 2014, 2013 and 2012, we recognized income tax expense (benefit) comprised of the following (in thousands):

	December 31,
	2014	2013	2012

State current tax	$1,283	$643	$1,160
Other current tax	29	(39)	32
Federal deferred tax	869	3,794	(46,901)
State deferred tax	(214)	(888)	(9,518)

Income tax expense (benefit)	$1,967	$3,510	$(55,227)

A reconciliation of the statutory U.S. federal rate and effective rates is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012

Federal tax	34.00%	34.00%	34.00%
State franchise tax, net of federal benefit	-3.64%	-14.20%	17.49%
Other Non deductible expenses	0.00%	0.07%	-2.42%
Meals and entertainment	4.85%	1.98%	2.22%
Noncontrolling Interest in Partnerships	-2.88%	-1.48%	1.79%
Equity compensation	-8.72%	35.39%	10.69%
Changes in valuation allowance	24.52%	-17.88%	-1284.18%
Return-to-provision	-9.57%	-1.96%	-47.80%
Deferred true-ups and other	16.34%	0.00%	0.00%
Uncertain tax positions	-3.67%	-2.92%	6.45%
Expiring net operating losses	2.61%	26.64%	0.00%
Income tax expense (benefit)	53.85%	59.64%	-1261.76%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$87,709	$82,630
Accrued expenses	3,594	3,610
Straight-Line Rent Adjustment	8,897	8,053
Unfavorable contract liability	2,811	3,365
Equity compensation	253	645
Allowance for doubtful accounts	2,124	2,494
Other	1,891	1,400
Valuation Allowance	(6,378)	(6,593)
Total Deferred Tax Assets	$100,901	$95,604

Deferred tax liabilities:
Property Plant & Equipment	(7,755)	(7,948)
Goodwill	(17,833)	(15,101)
Intangibles	(12,105)	(12,162)
NAEM Reserve	(6,441)	(5,555)
Other	(4,189)	(1,603)

Total Deferred Tax Liabilities	$(48,323)	$(42,369)

Net Deferred Tax Asset	$52,578	$53,235

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $245.3 million, which expire at various intervals from the years 2017 to 2034.  The Company also had state net operating loss carryforwards of approximately $187.0 million, which expire at various intervals from the years 2015 through 2034.  As of December 31, 2014, $23.5 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code.  Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.  Cumulative excess tax benefits of $5.4 million, related to the exercise of stock options, will be recorded in equity when realized.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.  As of December 31, 2014, we have determined that deferred tax assets of $100.9 million are more likely-than-not to be realized.  We have also determined that deferred tax liabilities of $ 17.8 million are required related to book basis in goodwill that has an indefinite life.

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

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

Year Ended	Total Net Operating Loss Carryforwards	Amount Subject to 382 limitation
2015	–	–
2016	–	–
2017	15,185	1,501
2018	12,284	–
2019	7,178	–
Thereafter	213,929	40,610
	$248,576	$42,111

For the next five years, and thereafter, California net operating loss carryforwards expire as follows (in thousands):

Year Ended	Total Net Operating Loss Carryforwards
2015	13,741
2016	5,629
2017	9,172
2018	–
2019	–
Thereafter	18,964
$47,506

We file consolidated income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. We do not anticipate the results of any open examinations would result in a material change to its financial position.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$3,970	$4,184	$3,756
Increases (Decreases) related to prior year tax positions	–	(214)	428
Expiration of the statute of limitations for the assessment of taxes	(209)	–	–
Balance at end of year	$3,761	$3,970	$4,184

The Company believes it is reasonably possible it will reduce its unrecognized tax benefits by $3.8 million within the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2014 we accrued an insignificant amount of interest expense. As of December 31, 2014, accrued interest and penalties were insignificant.

NOTE 12 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options and Warrants

We have one long-term incentive plan which we refer to as the 2006 Plan. As of December 31, 2014, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of December 31, 2014, 2,049,176, or approximately 97.9%, of the 2,092,509 outstanding stock options granted under our 2006 Plan are fully vested.  During the year ended December 31, 2014, we did not grant options or warrants under our 2006 Plan.

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

As of December 31, 2014, no warrants remain outstanding outside the 2006 Plan.

The following summarizes all of our option and warrant transactions during the year ended December 31, 2014:

Outstanding Options and Warrants Under the 2006 Plan	Shares	Weighted Average exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2013	4,701,250	$3.15
Granted	–	–
Exercised	(2,293,741)	2.38
Canceled, forfeited or expired	(315,000)	5.91
Balance, December 31, 2014	2,092,509	3.58	1.19	$10,307,826
Exercisable at December 31, 2014	2,049,176	3.61	1.14	10,030,655

Non-Plan Outstanding Warrants	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2013	200,000	$2.62
Granted	–	–
Exercised	(200,000)	2.62
Canceled, forfeited or expired	–	–
Balance, December 31, 2014	–	–	–	$–
Exercisable at December 31, 2014	–	–	–	–

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on December 31, 2014. Total intrinsic value of options and warrants exercised during the year ended December 31, 2014 and 2013 was approximately $7.3 million and $2.3 million, respectively. As of December 31, 2014, total unrecognized stock-based compensation expense related to non-vested employee awards was $34,300, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock Awards (“RSA’s”)

The 2006 Plan permits the award of restricted stock. As of December 31, 2014, we have issued a total of 2,716,785 RSA’s of which 942,023 were unvested at December 31, 2014.

The following summarizes all unvested RSA’s activities during the year ended December 31, 2014:

		Weighted-Average Remaining Contractual	Weighted-Average
	Shares	Term (Years)	Fair Value
RSA's outstanding at December 31, 2013	786,667		$2.50
Changes during the period
Granted	1,026,785		$1.71
Vested	(871,428)		$2.16
RSA's at December 31, 2014	942,024	1.01	$1.96

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The 2006 Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the year ended December 31, 2014 we issued 130,000 shares relating to these awards

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at December 31, 2014, we had 7,245,535 options, warrants, shares of restricted stock and other bonus awards issued and 3,754,465 shares of common stock available for future awards.

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

NOTE 14 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2014 and 2013. This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for share and per share data).

	2014 Quarter Ended				2013 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31

Statement of Operations Data:
Net service fee revenue	$168,876	$179,082	$184,059	$185,552	$172,940	$176,520	$175,188	$178,338

Total operating expenses	161,328	163,436	168,824	170,676	164,615	163,535	166,599	164,634

Total other expenses	25,468	10,803	10,401	9,951	12,145	9,385	11,056	11,325

Equity in earnings of joint ventures	(1,067)	(1,646)	(2,009)	(2,248)	(1,206)	(1,658)	(1,617)	(1,713)

Benefit from (provision for) income taxes	4,478	(1,233)	(2,334)	(2,878)	1,248	(2,497)	483	(2,744)

Net (loss) income	(12,375)	5,256	4,509	4,295	(1,366)	2,761	(367)	1,348

Net (loss) income attributable to noncontrolling interests	49	112	58	90	(24)	75	100	105

Net (loss) income attributable to Radnet, Inc. common stockholders	$(12,424)	$5,144	$4,451	$4,205	$(1,342)	$2,686	$(467)	$1,243

Basic net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.31)	$0.13	$0.11	$0.10	$(0.03)	$0.07	$(0.01)	$0.03

Diluted net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.31)	$0.13	$0.10	$0.10	$(0.03)	$0.07	$(0.01)	$0.03

Weighted average shares outstanding
Basic	40,010	39,217	41,645	41,783	39,314	39,217	39,236	39,244
Diluted	40,010	39,830	44,034	44,182	39,314	39,830	39,236	39,598

NOTE 15 – RELATED PARTY TRANSACTIONS

We use World Wide Express, a package delivery company owned by our Western Operations chief operating officer, to provide delivery services for us. For the years ended December 31, 2014, 2013 and 2012, we paid approximately $833,000, $955,000, and $948,000 respectively, to World Wide Express for those services. At December 31, 2014 and 2013, we had outstanding amounts due to World Wide Express of $61,000 and $135,000, respectively.

On June 1, 2009 we entered into a 10-year operating lease for a building at one of our imaging centers located in Wilmington, Delaware in which our Senior Vice President of Materials Management is a 50% owner. The monthly rent under this operating lease is approximately $26,000. We believe that the monthly lease amount is in line with similar 10-year lease contracts available for comparable buildings in the area.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, and to process, summarize and disclose this information within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the design and operation of our “disclosure controls and procedures” and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting including a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP), and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company: and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on their assessment and those criteria, management believes that as of December 31, 2014, our internal control over financial reporting was effective at that “reasonable assurance” level as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 31, 2014, management implemented the following in internal control over financial reporting that materially affected the Company’s internal control over financial reporting:

The Company completed steps which improved the overall processes and controls in its tax function by:

•	placing a senior accounting professional in a leadership position within the accounting department to ensure the quality of information delivered to, and improve the review of completed work received from, the Company’s outside tax consultant;

•	revised and implemented controls over the identification and assessment of uncertain tax positions.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of RadNet, Inc.

We have audited RadNet, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, RadNet, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RadNet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 16, 2015

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

You may obtain a copy of our Code of Financial Ethics on our website at www.radnet.com under Investor Relations — Corporate Governance. The Audit Committee is responsible for reviewing the Code of Financial Ethics and amending as necessary. Any amendments will be disclosed on our website.

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

RADNET, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additional Charges Against Income	Deductions from Reserve	Balance at End of Year
Year Ended December 31, 2014
Accounts Receivable-Allowance for Bad Debts	$12,735	$29,807	$(27,433)	$15,109
Year Ended December 31, 2013
Accounts Receivable-Allowance for Bad Debts	$16,687	$27,911	$(31,863)	$12,735
Year Ended December 31, 2012
Accounts Receivable-Allowance for Bad Debts	$15,688	$25,904	$(24,905)	$16,687

(a)(3) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2	Pledge and Security Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, datedOctober 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4

First Amendment Agreement dated April 3, 2013 to the Credit and Guaranty Agreement dated October 10, 2012, by and among RadNet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet Management, Inc., certain lenders identified therein and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on April 4, 2013).

10.5

Second Amendment Agreement dated March 25, 2014 to the Credit and Guaranty Agreement, dated as of October 10, 2012 (as amended, by the First Amendment Agreement, dated as of April 3, 2013), by and among RadNet, Inc., Radnet Management, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., certain lenders identified therein, and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on March 31, 2014).

10.6

Second Lien Credit and Guaranty Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.2 filed with Form 8-K on March 31, 2014).

10.7

Second Lien Pledge and Security Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., the Grantors identified therein, and Barclays Bank PLC, as collateral agent. (incorporated by reference to Exhibit 99.3 filed with Form 8-K on March 31, 2014).

10.8	2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.9	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.10	Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.11	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.13	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.14	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.15	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.18	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.19	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.20	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.21	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.22	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.23

Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

12.1	Computation of Ratios of Earnings to Fixed Charges.

14.1	Code of Financial Ethics (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

RADNET, INC.

Date: March 16, 2015	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 16, 2015

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 16, 2015

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 16, 2015

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 16, 2015

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 16, 2015

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 16, 2015

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 16, 2015

By	/s/ MARK D. STOLPER
Mark D. Stolper,Chief Financial Officer (Principal Accounting Officer)

Date: March 16, 2015

