Form 10-K/A
period 2014-12-31
RadNet, Inc.
filed 2015-03-31
CIK 790526

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

The number of shares of the registrant’s common stock outstanding on March 27, 2015, was 43,642,119.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein or in the Annual Report on Form 10-K filed on March 16, 2015, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the U.S. Securities and Exchange Commission on March 16, 2015 (the "Original Filing"), solely for the purpose of including the financial statements of certain unconsolidated joint ventures in accordance with Rule 3-09 of Regulation S-X.  Rule 3-09 requires that we file financial statements of unconsolidated joint ventures in which we hold equity interests of 50% or less and account for them under the equity method, to the extent that the unconsolidated joint ventures are individually significant.  Under Rule 3-09 of Regulation S-X, we are permitted to file the financial statements for these unconsolidated joint ventures within 90 days of the end of our fiscal year.

We have determined that as of and for the year ended December 31, 2014, four of our unconsolidated joint venture interests, including Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), were significant unconsolidated joint ventures under Rule 3-09.  We are permitted to file combined financial statements for individually significant joint ventures which are in the same line of business. Accordingly, we are filing this Amendment No. 1 to include the combined financial statements of the Group under Item 15 - Exhibits and Financial Statement Schedules, and are amending the list of the financial statements and exhibits being filed herewith. We are also filing an updated Exhibit Index and updated Certificates of our Chief Executive Officer and Chief Financial Officer under Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

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

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following financial statements of RadNet, Inc. and consolidated subsidiaries were filed with the Original Filing on March 16, 2015:

(a)(2) Financial Statements Schedules

Schedules – The following financial statement schedules of Radnet, Inc. and consolidated subsidiaries were filed with the Original Filing on March 16, 2015:

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibit Index

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K/A (Amendment No. 1).

(c) Financial Statement Schedules

The following combined financial statements of the Group are filed herewith pursuant to Rule 3-09 of Regulation S-X:

Page No

Report of Independent Registered Public Accounting Firm	4

Combined Balance Sheets of Certain RadNet, Inc. Affiliates	5

Combined Statements of Income of Certain RadNet, Inc. Affiliates	6

Combined Statements of Partners’ Capital of Certain RadNet, Inc. Affiliates	7

Combined Statements of Cash Flows of Certain RadNet, Inc. Affiliates	8 to 9

Notes to Combined Financial Statements	10 to 14

Report of Independent Registered Public Accounting Firm

To the partners of:

Franklin Imaging Joint Venture;

Carroll County Radiology, LLC;

MRI at St. Joseph Medical Center, LLC; and

Greater Baltimore Diagnostic Imaging Partnership

We have audited the accompanying combined balance sheets of certain RadNet, Inc. affiliates including Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), as of December 31, 2014 and 2013, and the related combined statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Group at December 31, 2014 and 2013, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Los Angeles, California

March 31, 2015

CERTAIN RADNET, INC. AFFILIATES

COMBINED BALANCE SHEETS

(IN THOUSANDS)

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$288
Accounts receivable, net	7,439	8,603
Due from affiliates	5,507	2,788
Prepaid expenses and other current assets	129	667
Total current assets	13,078	12,346
PROPERTY AND EQUIPMENT, NET	13,845	17,794

OTHER ASSETS
Goodwill	9,923	9,923
Other intangible assets	470	589
Total assets	$37,316	$40,652

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,483	$1,942
Current portion of deferred rent	231	207
Current portion of equipment notes payable	692	668
Current portion of obligations under capital leases	–	167
Total current liabilities	2,406	2,984

LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,169	1,399
Equipment notes payable, net of current portion	565	1,257
Total liabilities	4,140	5,640

PARTNERS' CAPITAL
RadNet, Inc.	15,339	16,833
Other partners	17,837	18,179
Total partners' capital	33,176	35,012
Total liabilities and partners' capital	$37,316	$40,652

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2014	2013	2012
NET SERVICE FEE REVENUE

Service fee revenue, net of contractual allowances and discounts	$55,058	$57,210	$58,122
Provision for bad debts	(2,832)	(2,777)	(2,752)
Net service fee revenue	52,226	54,433	55,370

OPERATING EXPENSES
Cost of operations	36,767	38,220	38,161
Depreciation and amortization	4,718	4,728	4,607
Net loss (gain) on sale of equipment	19	(143)	(35)

Total operating expenses	41,504	42,805	42,733

INCOME FROM OPERATIONS	10,722	11,628	12,637

Net interest expense	60	86	245

NET INCOME	$10,662	$11,542	$12,392

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF PARTNERS' CAPITAL

(IN THOUSANDS)

	RadNet, Inc.	Other Partners	Total

BALANCE - January 1, 2012	$16,458	$16,641	$33,099
Net income	5,757	6,635	12,392
Contributions	920	1,380	2,300
Distributions	(5,418)	(6,403)	(11,821)
BALANCE - December 31, 2012	17,717	18,253	35,970
Net income	5,369	6,173	11,542
Distributions	(6,253)	(6,247)	(12,500)
BALANCE - December 31, 2013	16,833	18,179	35,012
Net income	4,949	5,713	10,662
Distributions	(6,443)	(6,055)	(12,498)
BALANCE - December 31, 2014	$15,339	$17,837	$33,176

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$10,662	$11,542	$12,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,718	4,728	4,607
Provision for bad debts	2,832	2,777	2,752
Deferred rent amortization	(206)	(155)	(122)
Net loss (gain) on sale of equipment	19	(143)	(35)
Changes in operating assets and liabilities
Accounts receivable	(1,669)	(2,783)	(3,022)
Prepaid expenses and other current assets	537	(69)	(264)
Due from affiliates	(2,718)	(1,668)	1,293
Accounts payable and accrued expenses	(459)	(84)	(1,424)
Net cash provided by operating activities	13,716	14,145	16,177
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(669)	(1,965)	(1,091)
Purchase of imaging facilities	–	–	(2,935)
Proceeds from sale of equipment	1	30	35
Net cash used in investing activities	(668)	(1,935)	(3,991)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(835)	(1,200)	(2,976)
Contributions from partners	–	–	2,300
Distributions to partners	(12,498)	(12,500)	(11,821)
Net cash used in financing activities	(13,333)	(13,700)	(12,497)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(285)	(1,490)	(311)
CASH AND CASH EQUIVALENTS, beginning of period	288	1,778	2,089
CASH AND CASH EQUIVALENTS, end of period	$3	$288	$1,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$60	$86	$245

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

CERTAIN RADNET, INC. AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), are joint ventures between RadNet, Inc. and, as applicable, hospitals, health systems or radiology practices operating within the state of Maryland and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Each joint venture within the Group is an affiliate of RadNet, Inc. as follows:

% owned by RadNet, Inc.

Franklin Imaging Joint Venture	49%
Carroll County Radiology, LLC	40%
MRI at St. Joseph Medical Center, LLC	49%
Greater Baltimore Diagnostic Imaging Partnership ("GBDIP")	50%

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION – Under Rule 3-09 of Regulation S-X, RadNet, Inc. is permitted to file combined financial statements for individually significant unconsolidated joint ventures. The combined financial statements include the assets, liabilities, and operations of each member of the Group. The operating activities of each of these joint ventures are completely separate from one another. Accordingly there are no intercompany transactions and balances to be eliminated when combining each together.

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

REVENUES – Combined service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. This service fee revenue is earned through providing the use of diagnostic imaging equipment and the provision of technical services as well as providing administrative services such as clerical and administrative personnel, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

The Group’s service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Commercial insurance	$37,384	$38,846	$40,220
Medicare	12,003	12,472	12,089
Medicaid	1,872	1,945	1,976
Workers' compensation/personal injury	2,643	2,746	2,615
Other	1,156	1,201	1,222
Service fee revenue, net of contractual allowances and discounts	55,058	57,210	58,122

Provision for bad debts	(2,832)	(2,777)	(2,752)
Net service fee revenue	$52,226	$54,433	$55,370

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

PROVISION FOR BAD DEBTS - Although outcomes vary, the Group’s policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service. The Group provides for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Group estimates this allowance based on the aging of accounts receivable by each type of payor over a minimum 18-month look-back period, and other relevant factors. A significant portion of the provision for bad debt relates to co-payments and deductibles owed to the Group by patients with insurance. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and the Group’s estimation process. The combined allowance for bad debts at December 31, 2014 and 2013 was $351,000 and $352,000, respectively.

CONCENTRATION OF CREDIT RISKS - Financial instruments that potentially subject the Group to credit risk are primarily cash equivalents and accounts receivable. Each joint venture places its cash and cash equivalents with a financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC. Substantially all accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. The Group continuously monitors collections from its clients and maintains an allowance for bad debts based upon any specific payor collection issues that are identified and historical experience.

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

GOODWILL – Combined goodwill of the Group at December 31, 2014 totaled $9.9 million. Goodwill is recorded by each member of the Group as a result of business combinations. Management of each member of the Group evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  On January 1, 2012, each member of the Group adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, changing how a company may test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Each member of the Group adopted the provisions of ASU 2011-08 effective January 1, 2012. Each member of the Group evaluated its respective share of the combined goodwill at October 1, 2014 for signs of impairment under the provisions of ASU 2011-08. By utilizing certain qualitative measures outlined in the guidance, each member determined that its respective share of the combined goodwill was not impaired.

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

Open tax years are those that are open for examination by taxing authorities, and include all returns for tax years ending on or after December 31, 2011, for federal returns and December 31, 2011, for Maryland returns. The Group has no examinations in process and has not been notified of any future examinations at this time. Management of the Group has reviewed all open tax years and major jurisdictions, and has not recorded an unrecognized tax benefit relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Group has recognized no interest or penalties related to uncertain tax positions taken or expected to be taken.

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

NOTE 3 – FACILITY ACQUISITIONS

On February 22, 2012, Carroll County Radiology, LLC completed its acquisition of a multi-modality imaging center from RadNet, Inc. located in Westminster, Maryland for $2.3 million. The members made a fair value determination of the assets acquired and the liabilities assumed and approximately $200,000 of fixed assets and $2.1 million of goodwill was recorded with respect to this transaction.

On November 1, 2012, Franklin Imaging Joint Venture completed its acquisition of a multi-modality imaging center located in Baltimore, Maryland for $635,000. The partners made a fair value determination of the assets acquired and the liabilities assumed and $635,000 of fixed assets was recorded with respect to this transaction.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Combined goodwill of the Group totaled $9.9 million at December 31, 2014 and 2013. Goodwill is recorded as a result of business combinations.

Other intangible assets are primarily related to the value of management service contracts on the books of MRI at St. Joseph Medical Center, LLC and covenant not to compete contracts acquired through GBDIP’s acquisition of a controlling interest of a previously held non-consolidated joint venture investment and totaled $896,000 on the date of acquisition. Accumulated amortization of the management service contract and covenant not to compete contract intangible assets through December 31, 2014 was $114,000 and $313,000, respectively. Amortization expense for the year ended December 31, 2014 was $120,000.  The value of these covenant not to compete contracts is amortized using the straight-line method over five years.  Management service contracts are amortized over 25 years.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Weighted average amortization period remaining in years

Management service contracts	$16	$16	$16	$16	$16	$181	$261	17.0
Covenant not to compete contracts	104	105	–	–	–	–	209	2.0
Total annual amortization	$120	$121	$16	$16	$16	$181	$470

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2014	2013

Medical equipment	$36,618	$34,190
Office equipment, furniture and fixtures	3,238	3,206
Leasehold improvements	14,335	14,589
Equipment under capital leases	–	1,982
	54,191	53,967
Accumulated depreciation and amortization	(40,346)	(36,173)
	$13,845	$17,794

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2014, 2013 and 2012 totaled $4.7 million, $4.6 million and $4.5 million, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows (in thousands):

	December 31,
	2014	2013

Accounts payable	$98	$658
Accrued expenses	230	226
Accrued payroll and vacation	1,155	1,058
Total	$1,483	$1,942

NOTE 7 – EQUIPMENT NOTES PAYABLE

One member of the Group, GBDIP holds four promissory notes issued by two financing companies for the purpose of acquiring imaging equipment. These notes have interest rates between 3.5% and 4.5%, mature on or before October 2018 and are collateralized by the acquired equipment.

The following is a listing of annual principal maturities of the equipment notes discussed above for years ending December 31 (in thousands):

2015	$692
2016	208
2017	201
2018	156
$1,257

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

	Facilities	Equipment	Total
2015	$2,043	$675	$2,718
2016	1,868	278	2,146
2017	1,401	35	1,436
2018	1,132	31	1,163
2019	879	16	895
Thereafter	710	–	710
	$8,033	$1,035	$9,068

Total rent expense, including equipment rentals, for the years ended December 31, 2014, 2013 and 2012 was $3.5 million, $3.9 million and $4.3 million, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

See Note 3 with respect to a related party acquisition.

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

Amounts receivable from and payable to RadNet Inc. for the activities listed above are summarized in due from affiliates on the Group’s combined balance sheets and were $5.5 million and $2.8 million at December 31, 2014 and 2013, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The members of the Group evaluated subsequent events through March 31, 2015 and concluded that no additional disclosures were required.

Exhibit Index

The following exhibits are filed, or incorporated by reference into this Annual Report on Form 10-K/A (Amendment No. 1):

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2	Pledge and Security Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4	First Amendment Agreement dated as of April 3, 2013 to the Credit and Guaranty Agreement dated as of October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, Barclays Bank PLC, General Electric Capital Corporation and deutsche Bank Securities Inc. and RBC Capital Markets (incorporated by reference to Exhibit 99.1 filed with Form 8-K on April 4, 2013).

10.5	Second Amendment Agreement dated March 25, 2014 to the Credit and Guaranty Agreement, dated as of October 10, 2012 (as amended, by the First Amendment Agreement, dated as of April 3, 2013), by and among RadNet, Inc., Radnet Management, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., certain lenders identified therein, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 filed with Form 8-K on March 31, 2014).

10.6	Second Lien Credit and Guaranty Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 99.2 filed with Form 8-K on March 31, 2014).

10.7	Second Lien Pledge and Security Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., the Grantors identified therein, and Barclays Bank PLC (incorporated by reference to Exhibit 99.3 filed with Form 8-K on March 31, 2014).

10.8	2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.9	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.10	Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.11	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.12	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.13	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.14	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.15	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.16	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.17	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.18	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.19	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.20	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.21	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.22

Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2014).

14.1	Code of Financial Ethics (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

21.1	List of Subsidiaries (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2014.

23.1	Consent of Registered Independent Public Accounting Firm (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2014).

23.2	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page to the Form 10-K for the year ended December 31, 2014).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: March 31, 2015	/ s/ HOWARD G . BERGER, M.D.
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/ s/ HOWARD G . BERGER, M.D.	Date: March 31, 2015
Howard G. Berger, M.D., Director, Chief Executive Officer and President

By	/s/ MARVIN S. CADWELL *	Date: March 31, 2015
Marvin S. Cadwell, Director

By	/s/ JOHN V. CRUES, III, M.D. *	Date: March 31, 2015
John V. Crues, III, M.D., Director

By	/s/ N ORMAN R. HAMES *	Date: March 31, 2015
Norman R. Hames, Director

By	/s/ DAVID L. SWARTZ *	Date: March 31, 2015
David L. Swartz, Director

By	/s/ LAWRENCE L. LEVITT *	Date: March 31, 2015
Lawrence L. Levitt, Director

By	/s/ MICHAEL L. SHERMAN, M.D. *	Date: March 31, 2015
Michael L. Sherman, M.D., Director

By	/s/ MARK D. STOLPER	Date: March 31, 2015
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

 * By Mark D. Stolper, as attorney- in-fact

