Form 10-Q
period 2015-03-31
RadNet, Inc.
filed 2015-05-11
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding on May 7, 2015 was 44,269,449 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154	$307
Accounts receivable, net	153,258	148,235
Current portion of deferred tax assets	17,246	17,246
Due from affiliates	1,778	1,561
Prepaid expenses and other current assets	21,884	24,671
Total current assets	194,320	192,020
PROPERTY AND EQUIPMENT, NET	222,171	223,127
OTHER ASSETS
Goodwill	200,304	200,304
Other intangible assets	46,856	47,624
Deferred financing costs, net of current portion	5,560	6,122
Investment in joint ventures	30,184	32,123
Deferred tax assets, net of current portion	38,912	35,334
Deposits and other	4,098	4,026
Total assets	$742,405	$740,680
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$102,275	$97,816
Due to affiliates	1,304	6,289
Deferred revenue	1,762	1,964
Current portion of notes payable	19,437	19,468
Current portion of deferred rent	2,192	2,100
Current portion of obligations under capital leases	5,691	5,637
Total current liabilities	132,661	133,274
LONG-TERM LIABILITIES
Deferred rent, net of current portion	21,798	20,965
Line of credit	24,700	15,300
Notes payable, net of current portion	545,988	551,059
Obligations under capital lease, net of current portion	4,697	6,143
Other non-current liabilities	6,022	6,241
Total liabilities	735,866	732,982
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 43,810,279, and 42,825,676 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4	4
Paid-in-capital	181,572	177,750
Accumulated other comprehensive loss	(149)	(112)
Accumulated deficit	(176,834)	(172,280)
Total RadNet, Inc.'s stockholders' equity	4,593	5,362
Noncontrolling interests	1,946	2,336
Total equity	6,539	7,698
Total liabilities and equity	$742,405	$740,680

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$165,030	$158,763
Provision for bad debts	(7,475)	(6,893)
Net service fee revenue	157,555	151,870
Revenue under capitation arrangements	23,712	17,006
Total net revenue	181,267	168,876
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	168,921	145,030
Depreciation and amortization	14,294	15,571
(Gain) loss on sale and disposal of equipment	(38)	246
Severance costs	36	481
Total operating expenses	183,213	161,328
(LOSS) INCOME FROM OPERATIONS	(1,946)	7,548

OTHER INCOME AND EXPENSES
Interest expense	9,996	11,772
Meaningful use incentive	(3,270)	(1,762)
Equity in earnings of joint ventures	(1,102)	(1,067)
Loss on early extinguishment of Senior Notes	–	15,456
Other expenses (income)	(3)	2
Total other expenses	5,621	24,401

LOSS BEFORE INCOME TAXES	(7,567)	(16,853)
Benefit from income taxes	3,091	4,478

NET LOSS	(4,476)	(12,375)
Net income attributable to noncontrolling interests	78	49

NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(4,554)	$(12,424)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.11)	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING Basic and Diluted	42,747,329	40,010,080

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2015	2014

NET LOSS	$(4,476)	$(12,375)
Foreign currency translation adjustments	(37)	(18)

COMPREHENSIVE LOSS	(4,513)	(12,393)
Less comprehensive income attributable to non-controlling interests	78	49

COMPREHENSIVE LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(4,591)	$(12,442)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
BALANCE - JANUARY 1, 2015	42,825,676	$4	$177,750	$(172,280)	$(112)	$5,362	$2,336	$7,698
Issuance of common stock upon exercise of options	260,180	–	324	–	–	324	–	324
Stock-based compensation	–	–	3,498	–	–	3,498	–	3,498
Issuance of restricted stock and other awards	724,423	–	–	–	–	–	–	–
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(468)	(468)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(37)	(37)	–	(37)
Net (loss) income	–	–	–	(4,554)	–	(4,554)	78	(4,476)
BALANCE - MARCH 31, 2015	43,810,279	$4	$181,572	$(176,834)	$(149)	$4,593	$1,946	$6,539

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,476)	$(12,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,294	15,571
Provision for bad debts	7,475	6,893
Equity in earnings of joint ventures	(1,102)	(1,067)
Distributions from joint ventures	3,041	1,866
Deferred rent amortization	925	343
Amortization and write off of deferred financing costs and loan discount	1,288	1,833
(Gain) loss on sale and disposal of equipment	(38)	246
Loss on early extinguishment of Senior Notes	–	15,456
Stock-based compensation	3,554	1,025
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(12,498)	(13,923)
Other current assets	2,787	(4,503)
Other assets	(289)	(575)
Deferred taxes	(3,578)	(4,536)
Deferred revenue	(202)	(39)
Accounts payable, accrued expenses and other	6,288	(11,075)
Net cash provided by (used in) operating activities	17,469	(4,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(360)
Purchase of property and equipment	(19,826)	(17,047)
Proceeds from sale of equipment	205	4
Equity contributions in existing and purchase of interest in joint ventures	–	(789)
Net cash used in investing activities	(19,621)	(18,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(2,030)	(1,929)
Proceeds from borrowings	–	210,000
Payments on Term Loan Debt/Senior Notes	(5,190)	(204,468)
Deferred financing costs	–	(6,650)
Net proceeds on revolving credit facility	9,400	18,100
Distributions paid to noncontrolling interests	(468)	(133)
Proceeds from issuance of common stock upon exercise of options/warrants	324	29
Net cash provided by financing activities	2,036	14,949

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37)	(18)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(153)	(8,121)
CASH AND CASH EQUIVALENTS, beginning of period	307	8,412
CASH AND CASH EQUIVALENTS, end of period	$154	$291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$8,624	$14,508

 The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $12.3 million and $5.0 million during the three months ended March 31, 2015 and 2014, respectively, which were not paid for as of March 31, 2015 and 2014, respectively. The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable, accrued expenses and other.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. At March 31, 2015 we operated directly or indirectly through joint ventures, 259 imaging centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  Our operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 12.3% of our outstanding common stock as of March 31, 2015. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

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

We have determined that BRMG and the B&C Entities are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  BRMG and the B&C Entities on a combined basis recognized $25.5 million and $20.6 million of revenue, net of management service fees to RadNet for the three months ended March 31, 2015 and 2014, respectively, and $25.5 million and $20.6 million of operating expenses for the three months ended March 31, 2015 and 2014, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $99.0 million and $89.0 million of total billed net service fee revenue relating to these VIE’s for the three months ended March 31, 2015 and 2014, respectively, of which $73.5 million and $68.5 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended March 31, 2015 and 2014, respectively.

The cash flows of BRMG and the B&C Entities are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.  In our consolidated balance sheets at March 31, 2015 and December 31, 2014, we have included approximately $84.3 million and $79.7 million, respectively, of accounts receivable and approximately $8.7 million and $9.0 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the B&C Entities combined.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2015 and 2014 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015, as amended.

Significant Accounting Policies

During the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as amended. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three months ended March 31, 2015 and 2014 is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Commercial insurance	$99,885	$98,881
Medicare	37,036	36,202
Medicaid	5,470	5,774
Workers' compensation/personal injury	7,400	9,635
Other	15,239	8,271
Service fee revenue, net of contractual allowances and discounts	165,030	158,763
Provision for bad debts	(7,475)	(6,893)
Net service fee revenue	157,555	151,870
Revenue under capitation arrangements	23,712	17,006
Total net revenue	$181,267	$168,876

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

Meaningful Use Incentive

Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software will be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. Once an attestation is accepted by Medicare, payments will be made in four to eight weeks to the same taxpayer identification number and through the same channels as their claims payments are made. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $3.3 million and $1.8 million during the three months ended March 31, 2015, and 2014, respectively, relating to this incentive. These amounts were earned under a Medicare program to promote the use of electronic health record technology.

Liquidity and Capital Resources

We had cash and cash equivalents of $154,000 and accounts receivable of $153.3 million at March 31, 2015, compared to cash and cash equivalents of $307,000 and accounts receivable of $148.2 million at December 31, 2014. We had a working capital balance of $61.7 million and $58.7 million at March 31, 2015 and December 31, 2014, respectively. We had net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2015 and 2014 of $4.6 million and $12.4 million respectively.  We also had stockholders’ equity of $4.6 million and $5.4 million at March 31, 2015 and December 31, 2014, respectively.

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

Included in our condensed consolidated balance sheet at March 31, 2015 is $563.3 million of senior secured term loan debt (net of unamortized discounts of $11.2 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$394,559	$(8,681)	$385,878
Second Lien Term Loans	$180,000	$(2,558)	$177,442
Total	$574,559	$(11,239)	$563,320

Our revolving credit facility has a $24.7 million aggregate principal amount outstanding as of March 31, 2015.

As of March 31, 2015, we were in compliance with all financial covenants under our Refinance Agreement, as amended by the 2014 Amendment, and the Second Lien Credit and Guaranty Agreement, each as defined below. Also described below are details of our $200 million senior notes, redemption of which was completed in 2014.

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, by that certain first amendment dated April 3, 2013 (the “2013 Amendment”) (collectively, the “Refinance Agreement”), and subsequently by entering into a second amendment to the Refinance Agreement on March 25, 2014 (the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

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

Revolving Credit Facility. The $101.25 million revolving credit line established in the Refinance Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Refinance Agreement, which addresses voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Refinance Agreement. The revolver bears interest based on types of borrowings as follows: (i) unpaid principal at 6.5% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates payable under the Refinance Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate (as defined in the Refinance Agreement) plus 3.25% or (b) the Base Rate (as defined in the Refinance Agreement) plus 2.25%. With respect to all of the term loans under the Refinance Agreement, as amended by the 2014 Amendment, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at March 31, 2015 was 0.40%.

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

Events of Default. In addition to certain customary events of default, events of default under the Refinance Agreement, as amended by the 2014 Amendment, include failure to pay the outstanding principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Refinance Agreement, as amended by the 2014 Amendment, within five days after the due date, failure of any loan party to comply with any covenant or agreement in the loan documents (subject to applicable grace periods and/or notice requirement), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Refinance Agreement, as amended by the 2014 Amendment, to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at March 31, 2015 was 0.40%. The rate paid on the Second Lien Credit Agreement at March 31, 2015 is 8%.

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

Events of Default. In addition to certain events of default, events of default under the Second Lien Credit Agreement include failure to pay the outstanding principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Second Lien Term Loans within five days after the due date, failure of any loan party to comply with any covenant or agreements in the loan documents (subject to applicable grace periods and/or notice requirements), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Second Lien Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

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

Tender Offer. On March 7, 2014, we commenced a tender offer to purchase for cash any and all outstanding senior notes. In connection with the tender offer, we also commenced a consent solicitation to amend the Indenture to eliminate or modify certain restrictive covenants. On March 25, 2014, we made a payment in cash for all senior notes tendered prior to 5:00 P.M., New York City time, on March 20, 2014 (the “Consent Payment Deadline”). As of the Consent Payment Deadline, we received tenders and consents in respect of $193,464,000 aggregate principal amount of the senior notes, representing 96.73% of the outstanding senior notes, all of which were accepted for purchase. The total consideration for each $1,000 principal amount of senior notes validly tendered and not withdrawn at or prior to the Consent Payment Deadline and accepted for purchase was $1,056.88, which amount included a consent payment (the “Consent Payment”) of $30.00 per $1,000 principal amount of senior notes. In addition, all senior notes accepted for payment received accrued and unpaid interest in respect of such notes from the last interest payment date prior to the applicable settlement date to, but not including, the applicable settlement date. The tender offer expired on April 3, 2014 and between the Consent Payment Deadline and the expiration of the tender offer, no additional senior notes were tendered. With a net carrying amount including discount and unamortized issue costs of $189.2 million, a loss on early extinguishment of debt of $15.5 million was recorded in the first quarter of 2014.

Exercise of Optional Redemption on March 25, 2014. On March 25, 2014, we called for redemption all of our remaining outstanding senior notes not purchased prior to the expiration of the tender offer described above, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, we completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding.  With a net carrying amount including discount and unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $471,000 was recorded in the second quarter of 2014.

NOTE 2 – NEW ACCOUNTING STANDARDS

In April 2015, FASB issued ASU No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest, (Subtopic 835-30). ASU 2015-03 changes the accounting method for debt issuance costs from a deferred charge (i.e. an asset) to a contra liability in part because such costs provide no future economic benefit. Debt issue costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In February 2015, FASB issued ASU No. 2015-02 (“ASU 2015-02”), Consolidation – Amendments to the Consolidation Analysis, (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

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

NOTE 3 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2015	2014

Net loss attributable to RadNet, Inc. common stockholders	$(4,554)	$(12,424)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	42,747,329	40,010,080
Basic and diluted net loss per share attributable to RadNet, Inc. common stockholders	$(0.11)	$(0.31)

For the three months ended March 31, 2015 and 2014 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

NOTE 4 – INVESTMENT IN JOINT VENTURES

We have ten unconsolidated joint ventures with ownership interests ranging from 35% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.

The following table is a roll forward of our investment in joint ventures during the three months ended March 31, 2015 (in thousands):

Balance as of December 31, 2014	$32,123
Equity in earnings in these joint ventures	1,102
Distribution of earnings	(3,041)
Balance as of March 31, 2015	$30,184

We earned management service fees from the centers underlying these joint ventures of approximately $2.4 million in each of the three months ended March 31, 2015 and 2014, respectively. At the end of the period we eliminate from total fees recorded the uncollected portion of these fees that are associated with our ownership interests and offset this with an increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of March 31, 2015 and for the three months ended March, 2015 and 2014 (in thousands):

Balance Sheet Data:	March 31, 2015
Current assets	$18,566
Noncurrent assets	49,222
Current liabilities	(8,237)
Noncurrent liabilities	(5,915)
Total net assets	$53,636

Book value of RadNet joint venture interests	$25,206
Cost in excess of book value of acquired joint venture interests	4,978
Total value of Radnet joint venture interests	$30,184

Total book value of other joint venture partner interests	$28,430

Income statement data for the three months ended March 31,	2015	2014

Net revenue	$26,442	$22,806
Net income	$3,030	$2,149

NOTE 5 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options and Warrants

We have one long-term incentive plan which we refer to as the 2006 Plan. As of March 31, 2015, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of March 31, 2015, 1,699,176, or approximately 97.5%, of the 1,742,509 outstanding stock options granted under our 2006 Plan are fully vested.  During the three months ended March 31, 2015, we did not grant options or warrants under our 2006 Plan.

The following summarizes all of our option and warrant transactions during the three months ended March 31, 2015:

		Weighted Average	Weighted Average Remaining
		Exercise price	Contractual	Aggregate
Outstanding Options and Warrants		Per Common	Life	Intrinsic
Under the 2006 Plan	Shares	Share	(in years)	Value

Balance, December 31, 2014	2,092,509	$3.58
Granted	–	–
Exercised	(325,000)	2.69
Canceled, forfeited or expired	(25,000)	2.22
Balance, March 31, 2015	1,742,509	3.76	1.03	$8,230,904
Exercisable at March 31, 2015	1,699,176	3.80	0.97	7,955,304

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2015 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on March 31, 2015. Total intrinsic value of options and warrants exercised during the three months ended March 31, 2015 and 2014 was approximately $1.9 million and $16,000, respectively. As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested employee awards was $30,000, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Awards (“RSA’s”)

The 2006 Plan permits the award of restricted stock. As of March 31, 2015, we have issued a total of 3,441,208 RSA’s of which 881,194 were unvested at March 31, 2015.

The following summarizes all unvested RSA’s activities during the three months ended March 31, 2015:

		Weighted- Average
		Remaining	Weighted-
		Contractual	Average
	Shares	Term (Years)	Fair Value
RSA's outstanding at December 31, 2014	942,023		$1.96
Changes during the period
Granted	724,423		$8.66
Vested	(785,253)		$4.53
RSA's outstanding at March 31, 2015	881,194	1.21	$5.17

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at March 31, 2015, we had 7,944,958 options, shares of restricted stock and other bonus awards issued and 3,055,042 shares of common stock available for future awards.

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$395,052	$–	$395,052	$394,559
Second Lien Term Loans		$178,200	$–	178,200	$180,000

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$394,753	$–	$394,753	$399,750
Second Lien Term Loans	–	178,200	–	178,200	180,000

The carrying value of our revolving credit facility at March 31, 2015 and December 31, 2014 of $24.7 million and $15.3 million, respectively, approximated its fair value.

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

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2015, RadNet purchased substantially all of the assets of New York Radiology Partners (NYRP) for $31.4 million in total consideration, consisting of $29.8 million in cash and issued a promissory note for the remainder in the amount of $1.6 million.

On April 30, 2015, RadNet entered into a joinder to its existing senior secured first lien credit agreement to provide for the borrowing of $75.0 million of incremental first lien term loans. The incremental first lien term loans will be treated as part of the same class as the existing tranche B term loans currently outstanding under the existing first lien credit agreement and will bear the same interest rate as the rate currently payable on the existing tranche B term loans under the existing first lien credit agreement, which is (a) the adjusted LIBOR rate plus 3.25% or (b) the base rate plus 2.25%. Proceeds from the incremental term loans were used to repay all the borrowings outstanding under the first lien revolving loan facility and pay approximately $1 million of fees and expenses associated with the transaction.

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

The factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as amended or supplemented by the information, in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date when they are made. Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of those statements. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2015, we operated directly or indirectly through joint ventures, 259 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the three months ended March 31, 2015 and 2014, we performed 1,211,797 and 1,115,847 diagnostic imaging procedures, respectively, and generated total net revenue of $181.3 million and $168.9 million, respectively.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 12.3% of our outstanding common stock as of March 31, 2015. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

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

We have determined that BRMG and the B&C Entities are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  BRMG and the B&C Entities on a combined basis recognized $25.5 million and $20.6 million of revenue, net of management service fees to RadNet for the three months ended March 31, 2015 and 2014, respectively, and $25.5 million and $20.6 million of operating expenses for the three months ended March 31, 2015 and 2014, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $99.0 million and $89.0 million of total billed net service fee revenue relating to these VIE’s for the three months ended March 31, 2015 and 2014, respectively, of which $73.5 million and $68.5 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended March 31, 2015 and 2014, respectively.

The cash flows of BRMG and the B&C Entities are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.  In our consolidated balance sheets at March 31, 2015 and December 31, 2014, we have included approximately $84.3 million and $79.7 million, respectively, of accounts receivable and approximately $8.7 million and $9.0 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the B&C Entities combined.

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

Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2014, as amended, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

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

During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three months ended March 31, 2015 and 2014 is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Commercial insurance	$99,885	$98,881
Medicare	37,036	36,202
Medicaid	5,470	5,774
Workers' compensation/personal injury	7,400	9,635
Other	15,239	8,271
Service fee revenue, net of contractual allowances and discounts	165,030	158,763
Provision for bad debts	(7,475)	(6,893)
Net service fee revenue	157,555	151,870
Revenue under capitation arrangements	23,712	17,006
Total net revenue	$181,267	$168,876

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

Deferred Tax Assets

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. At March 31, 2015, we determined that approximately $56.2 million of our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at March 31, 2015 totaled $200.3 million. Indefinite Lived Intangible Assets at March 31, 2015 totaled $7.5 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2014, noting no impairment, and have not identified any indicators of impairment through March 31, 2015.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2015.

New Accounting Standards

In April 2015, FASB issued ASU No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest, (Subtopic 835-30). ASU 2015-03 changes the accounting method for debt issuance costs from a deferred charge (i.e. an asset) to a contra liability in part because such costs provide no future economic benefit. Debt issue costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In February 2015, FASB issued ASU No. 2015-02 (“ASU 2015-02”), Consolidation – Amendments to the Consolidation Analysis, (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

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

Industry Updates

On April 16, 2015, the President signed into law the Medicare Access and CHIP Reauthorization Act (H.R. 2), which provides for sweeping changes to how Medicare pays physicians, as well as averts the 21% reduction to Medicare payments under the Medicare Physician Fee Schedule that was scheduled to take effect on April 1, 2016. H.R. 2, among other things, repealed the Sustainable Growth Rate (“SGR”) formula enacted in 1997 and freezes payment rates at their current levels until rates increase by 0.5% for services furnished during the last 6 months of calendar year 2015. For services paid under the physician fee schedule and furnished during calendar years 2016 through 2019, Medicare’s payment rates will increase by 0.5% per year. Fees will remain at the 2019 level through 2025, but high performing providers participating in alternative payment models will have the opportunity for additional payments. Such payments will be based upon quality, resource use, clinical practice improvement activities and meaningful use of electronic health record technology.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

RADNET, INC. AND SUBSIDIARIES

(unaudited)

	Three Months Ended March 31,
	2015	2014

NET REVENUE
Service fee revenue, net of contractual allowances and discounts	87.4%	90.3%
Provision for bad debts	-4.0%	-3.9%
Net service fee revenue	83.5%	86.4%
Revenue under capitation arrangements	12.6%	9.7%
Total net revenue	96.0%	96.1%

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	89.5%	82.5%
Depreciation and amortization	7.6%	8.9%
(Gain) loss on sale and disposal of equipment	0.0%	0.1%
Severance costs	0.0%	0.3%
Total operating expenses	97.1%	91.8%
INCOME FROM OPERATIONS	-1.0%	4.3%

OTHER INCOME AND EXPENSES
Interest expense	5.3%	6.7%
Meaningful use incentive	-1.7%	-1.0%
Equity in earnings of joint ventures	-0.6%	-0.6%
Loss on early extinguishment of Senior Notes	0.0%	8.8%
Other (income) expenses	0.0%	0.0%
Total other expenses	3.0%	13.9%

LOSS BEFORE INCOME TAXES	-4.0%	-9.6%
Benefit From income taxes	1.6%	2.5%

NET LOSS	-2.4%	-7.0%
Net income attributable to noncontrolling interests	0.0%	0.0%

NET LOSS ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	-2.4%	-7.1%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Service Fee Revenue

Service fee revenue for the three months ended March 31, 2015 was $165.0 million compared to $158.8 million for the three months ended March 31, 2014, an increase of $6.2 million, or 3.9%.

Service fee revenue, including only those centers which were in operation throughout the first quarters of both 2015 and 2014 decreased $1.3 million or 0.8%. This 0.8% decrease resulted from inclement weather on the eastern seaboard that affected our operations during the first quarter of 2015. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2014. For the three months ended March 31, 2015, service fee revenue from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $7.8 million. For the three months ended March 31, 2014, service fee revenue from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $267,000.

Provision for Bad Debts

Provision for bad debts increased $582,000, or 8.4%, to approximately $7.5 million, or 4.0% of revenue, for the three months ended March 31, 2015 compared to $6.9 million, or 3.9% of service fee revenue, for the three months ended March 31, 2014.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended March 31, 2015 was $23.7 million compared to $17.0 million for the three months ended March 31, 2014, an increase of $6.7 million or 39.4%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first quarters of both 2015 and 2014 increased $5.7 million, or 34.0%. This 34.0% increase was mainly due to both new and expanded contractual relationships with private insurers. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2014. For the three months ended March 31, 2015, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $1.1 million. For the three months ended March 31, 2014, capitation revenue from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $127,000.

Operating Expenses

Cost of operations for the three months ended March 31, 2015 increased approximately $21.9 million, or 13.6%, from $161.3 million for the three months ended March 31, 2014 to $183.2 million for the three months ended March 31, 2015. The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014

Salaries and professional reading fees, excluding stock-based compensation	$90,200	$80,713
Stock-based compensation	3,554	1,025
Building and equipment rental	17,117	15,615
Medical supplies	11,503	8,787
Other operating expenses *	46,547	38,890
Cost of operations	168,921	145,030

Depreciation and amortization	14,294	15,571
(Gain) loss on sale and disposal of equipment	(38)	246
Severance costs	36	481
Total operating expenses	$183,213	$161,328

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $9.5 million, or 11.8%, to $90.2 million for the three months ended March 31, 2015 compared to $80.7 million for the three months ended March 31, 2014.

Salaries and professional reading fees, including only those centers which were in operation throughout the first quarters of both 2015 and 2014, increased $6.8 million, or 8.5%. The 8.5% increase is consistent with the rise in total net revenue over the same period in the prior year when adjusted for certain bonuses recorded in the current quarter not reflected in the prior year’s quarter. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the three months ended March 31, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $3.0 million. For the three months ended March 31, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was approximately $265,000.

Stock-based compensation

Stock-based compensation increased $2.5 million, or 246.7%, to approximately $3.5 million for the three months ended March 31, 2015 compared to $1.0 million for the three months ended March 31, 2014. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2015 as compared to RSA’s awarded and vested in the prior year’s first quarter.

Building and equipment rental

Building and equipment rental expenses increased $1.5 million or 9.6%, to $17.1 million for the three months ended March 31, 2015 compared to $15.6 million for the three months ended March 31, 2014.

Building and equipment rental expenses, including only those centers which were in operation throughout the first quarters of both 2015 and 2014, increased $710,000, or 4.6%. This 4.6% increase is mainly related to additional radiology equipment operating leases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the three months ended March 31, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $881,000. For the three months ended March 31, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was approximately $89,000.

Medical supplies

Medical supplies expense increased $2.7 million, or 30.9%, to $11.5 million for the three months ended March 31, 2015 compared to $8.8 million for the three months ended March 31, 2014.

Medical supplies expenses, including only those centers which were in operation throughout the first quarters of both 2015 and 2014, increased $1.9 million, or 21.5%. This 21.5% rise is primarily due to increased purchases stemming from volumes along with supplier price increases. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the three months ended March 31, 2015, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $833,000. For the three months ended March 31, 2014, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $3,000.

Other operating expenses

Other operating expenses increased $7.6 million, or 19.7%, to $46.5 million for the three months ended March 31, 2015 compared to $38.9 million for the three months ended March 31, 2014.

Other operating expenses, including only those centers which were in operation throughout the first quarters of both 2015 and 2014, increased $4.5 million, or 11.7%. This 11.7 % increase is due in part to higher utility costs driven by both usage and rates. Also included are phone service rebates recognized for the three months ending March 31, 2014 not granted in the current year’s quarter . This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the three months ended March 31, 2015, other operating expense from centers that were acquired or divested subsequent January 1, 2014 and excluded from the above comparison was $3.3 million. For the three months ended March 31, 2014, other operating expense from centers that were acquired or divested subsequent to January 1, 2014 was $150,000.

Depreciation and amortization

Depreciation and amortization decreased $1.3 million, or 8.2%, to $14.3 million for the three months ended March 31, 2015 compared to $15.6 million for the three months ended March 31, 2014.

Depreciation and amortization, including only those centers which were in operation throughout the first quarters of both 2015 and 2014, decreased $1.7 million, or 11%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the three months ended March 31, 2015, depreciation expense from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $512,000. For the three months ended March 31, 2014, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $99,000.

Gain on sale and disposal of equipment

We recorded a gain on sale of equipment of approximately $38,000 for the three months ended March 31, 2015.

Interest expense

Interest expense for the three months ended March 31, 2015 decreased approximately $1.8 million, or 15.1%, to $10.0 million for the three months ended March 31, 2015 compared to $11.8 million for the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2015 included $1.3 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt, and unfavorable contracts. Interest expense for the three months ended March 31, 2014 included $1.9 million of non-cash amortization and write-off of deferred loan costs due to refinance, discount on issuance of debt and unfavorable contracts. Excluding these non-cash amounts for each period, interest expense decreased approximately $1.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to a reduction in interest expense stemming from the redemption of the $200 million senior notes. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Meaningful use incentive

For the three months ended March 31, 2015 and March 31, 2014, we recognized other income from meaningful use incentive in the amount of $3.3 million and $1.8 million, respectively. These amounts were earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For both periods in the three months ended March 31, 2015 and 2014, we recognized equity in earnings from unconsolidated joint ventures of $1.1 million, respectively.

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

Adjusted EBITDA

We use both GAAP and non-GAAP metrics to measure our financial results. One non-GAAP measure we believe assists us is Adjusted EBITDA. We believe that, in addition to GAAP metrics, these non-GAAP metrics assist us in measuring our cash generated from operations and ability to service our debt obligations. We believe this information is useful to investors and other interested parties because we are highly leveraged and our non-GAAP metrics remove non-cash and certain other charges that occur in the affected period and provide a basis for measuring the Company's financial condition against other quarters.

.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014

Net income attributable to RadNet, Inc. common stockholders	$(4,554)	$(12,424)
Plus provision for (benefit from) income taxes	(3,091)	(4,478)
Plus other expenses (income)	(3)	2
Plus loss on early extinguishment of Senior Notes	–	15,456
Plus interest expense	9,996	11,772
Plus severance costs	36	481
Plus loss (gain) on sale and disposal of equipment	(38)	246
Plus depreciation and amortization	14,294	15,571
Plus non-cash employee stock-based compensation	3,554	1,025
Adjusted EBITDA	$20,194	$27,651

Liquidity and Capital Resources

We had cash and cash equivalents of $154,000 and accounts receivable of $153.3 million at March 31, 2015, compared to cash and cash equivalents of $307,000 and accounts receivable of $148.2 million at December 31, 2014. We had a working capital balance of $61.7 million and $58.7 million at March 31, 2015 and December 31, 2014, respectively. We had net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2015 and 2014 of $4.6 million and $12.4 million respectively.  We also had stockholders’ equity of $4.6 million and $5.4 million at March 31, 2015 and December 31, 2014, respectively.

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

At March 31, 2015 we had borrowed $24.7 million under our $101 million revolving credit facility, which expires in October 2017. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

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

We and our subsidiaries or affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. However, we have no formal plan of doing so at this time.

Included in our condensed consolidated balance sheet at March 31, 2015 is $563.3 million of senior secured term loan debt (net of unamortized discounts of $11.2 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$394,559	$(8,681)	$385,878
Second Lien Term Loans	$180,000	$(2,558)	$177,442
Total	$574,559	$(11,239)	$563,320

Sources and Uses of Cash

Cash provided by operating activities was $17.5 million for the three months ended March 31, 2015 compared to cash used in operating activities of $4.9 million for the three months ended March 31, 2014.

Cash used in investing activities was $19.6 million and $18.2 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, we purchased property and equipment for approximately $19.8 million.

Cash provided by financing activities was $2.0 and $14.9 million for the three months ended March 31, 2015 and 2014, respectively. The cash provided by financing activities for the three months ended March 31, 2015, was primarily due to amounts received from borrowings under our revolving line of credit, offset by principal payments on our $394.6 million face value term loan and equipment notes and capital leases. (See Note 1 to the condensed consolidated financial statements herein).

As of March 31, 2015, we were in compliance with all financial covenants under our Refinance Agreement, as amended by the 2014 Amendment, and the Second Lien Credit and Guaranty Agreement, each as defined below. Also described below are details of our $200 million senior notes, redemption of which was completed in 2014.

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, as amended by that certain first amendment date April 3, 2013 (the “2013 Amendment”) (collectively, the “Refinance Agreement”), by entering into a second amendment to the Refinance Agreement on March 25, 2014(the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

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

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates payable under the Refinance Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate plus 3.25% or (b) the Base Rate plus 2.25%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on all of the term loans under the Refinance Agreement. The Adjusted Eurodollar Rate at March 31, 2015 was 0.40%.

Payments. The scheduled amortization of the term loans under the Refinance Agreement has been increased from quarterly payments of $975,000 to quarterly payments of $5.2 million starting in June 2014, with the remaining balance to be paid at maturity.

The other material terms of the Refinance Agreement remain unchanged as described in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at March 31, 2015 was 0.40%. The rate paid on the Second Lien Credit Agreement at March 31, 2015 is 8%.

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

Events of Default. In addition to certain customary events of default, events of default under the Second Lien Credit Agreement include failure to pay the outstanding principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Second Lien Term Loans within five days after the due date, failure of any loan party to comply with any covenant or agreements, subject to applicable grace periods and/or notice requirements, or a material breach of any representation or warranty contained in the loan documents. The occurrence of an event of default could permit the lenders under the Second Lien Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

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

Tender Offer. On March 7, 2014, we commenced a tender offer to purchase for cash any and all outstanding senior notes. In connection with the tender offer, we also commenced a consent solicitation to amend the Indenture to eliminate or modify certain restrictive covenants. On March 25, 2014, we made a payment in cash for all senior notes tendered prior to 5:00 P.M., New York City time, on March 20, 2014 (the “Consent Payment Deadline”). As of the Consent Payment Deadline, we received tenders and consents in respect of $193,464,000 aggregate principal amount of the senior notes, representing 96.73% of the outstanding senior notes, all of which were accepted for purchase. The total consideration for each $1,000 principal amount of senior notes validly tendered and not withdrawn at or prior to the Consent Payment Deadline and accepted for purchase was $1,056.88, which amount included a consent payment (the “Consent Payment”) of $30.00 per $1,000 principal amount of senior notes. In addition, all senior notes accepted for payment received accrued and unpaid interest in respect of such notes from the last interest payment date prior to the applicable settlement date to, but not including, the applicable settlement date. The tender offer expired on April 3, 2014 and between the Consent Payment Deadline and the expiration of the tender offer, no additional senior notes were tendered. With a net carrying amount including discount and unamortized issue costs of $189.2 million, a loss on early extinguishment of debt of $15.5 million was recorded in the first quarter of 2014.

Exercise of Optional Redemption on March 25, 2014. On March 25, 2014, we called for redemption all of our remaining outstanding senior notes not purchased prior to the expiration of the tender offer described above, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, we completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding.  With a net carrying amount including discount and unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $471,000 was recorded in the second quarter of 2014.

Subsequent Events

On April 1, 2015, we purchased New York Radiology Partners (NYRP) for $31.4 million in total consideration, consisting of $29.8 million in cash and issued a promissory note for the remainder in the amount of $1.6 million. In connection with the purchase we borrowed an additional $29.8 million under our first lien revolving credit facility.

On April 30, 2015, RadNet entered into a joinder to its existing senior secured first lien credit agreement to provide for the borrowing of $75.0 million of incremental first lien term loans. The incremental first lien term loans will be treated as part of the same class as the existing tranche B term loans currently outstanding under the existing first lien credit agreement and will bear the same interest rate as the rate currently payable on the existing tranche B term loans under the existing first lien credit agreement, which is (a) the adjusted LIBOR rate plus 3.25% or (b) the base rate plus 2.25%. Proceeds from the incremental term loans were used to repay all the borrowings outstanding under the first lien revolving loan facility, fund cash to the balance sheet and pay approximately $1 million of fees and expenses associated with the transaction.

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

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. A hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $31,000 in operating expenses.

  Interest Rate Sensitivity. We pay interest on various types of debt instruments to our suppliers, investors and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either Adjusted Eurodollar or prime rates of interest. Under the 2014 Amendment to the Refinance Agreement and Second Lien Credit Agreement’s election facilities’, borrowed funds bear a 1.00% floor or 6 month Adjusted Eurodollar Rate plus an applicable margin of 3.25% for the 2014 First Lien Term Loans and 7% for the Second Lien Term Loans. At March 31, 2015, we had $394.6 million outstanding subject to an Adjusted Eurodollar election on the 2014 First Lien Term Loans and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar floor exceeds the current spot rate of 6 month Adjusted Eurodollar, the spot rate would have to increase more than 60 basis points before an additional interest expense would be accrued. An increase of 160 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $5.7 million of interest expense under our first and second lien term loans.  At March 31, 2015, an additional $29.9 million in debt instruments tied to the prime rate. A hypothetical 1% increase in the prime rate for 2014-2015 would have resulted in an annual increase in interest expense of approximately $299,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

The following is an update to risk factors described in our annual report on Form 10-K for the year ended December 31, 2014, as amended, and should be read in conjunction with the other risk factors therein. The risks described below and in our Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Changes in the method or rates of third party reimbursement could have a negative impact on our results.

From time to time, changes designed to contain healthcare costs have been implemented, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business. For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis.

Medicare program reimbursements for physician services as well as other services to Medicare beneficiaries who are not enrolled in Medicare Advantage plans are based upon the fee-for-service rates set forth in the Medicare Physician Fee Schedule. Each year, on January 1st, the Medicare program updates the Medicare Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates.

In 2013, Congress adjusted Medicare payment rates for physician imaging services in an attempt to better reflect actual usage, by revising upward the assumed usage rate for diagnostic imaging equipment costing more than $1 million to 90% effective January 1, 2014. Other changes in reimbursement for services rendered by Medicare Advantage plans may reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

On April 16, 2015, the President signed into law the Medicare Access and CHIP Reauthorization Act (H.R. 2), which provides for sweeping changes to how Medicare pays physicians, as well as averts the 21% reduction to Medicare payments under the Medicare Physician Fee Schedule that was scheduled to take effect on April 1, 2016. H.R. 2, among other things, repealed the Sustainable Growth Rate (“SGR”) formula enacted in 1997 and freezes payment rates at their current levels until rates increase by 0.5% for services furnished during the last 6 months of calendar year 2015. For services paid under the physician fee schedule and furnished during calendar years 2016 through 2019, Medicare’s payment rates will increase by 0.5% per year. Fees will remain at the 2019 level through 2025, but high performing providers participating in alternative payment models will have the opportunity for additional payments. Such payments will be based upon quality, resource use, clinical practice improvement activities and meaningful use of electronic health record technology. Given that the value-based payment mechanisms have yet to take effect, we cannot determine the impact of such payments models on our business at this time. However, in general, shifting to value-based care may decrease our revenue and require us to invest heavily in new IT infrastructure and analytic tools.

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

RADNET, INC.
(Registrant)

Date: May 11, 2015	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Howard G. Berger, M.D pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

