Form 10-Q
period 2015-06-30
RadNet, Inc.
filed 2015-08-10
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding on August 7, 2015 was 44,466,338 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,319	$307
Accounts receivable, net	155,964	148,235
Current portion of deferred tax assets	17,246	17,246
Due from affiliates	5,153	1,561
Prepaid expenses and other current assets	28,528	24,671
Assets held for sale	31,179	–
Total current assets	243,389	192,020
PROPERTY AND EQUIPMENT, NET	225,867	223,127
OTHER ASSETS
Goodwill	196,672	200,304
Other intangible assets	46,000	47,624
Deferred financing costs, net of current portion	4,893	6,122
Investment in joint ventures	30,502	32,123
Deferred tax assets, net of current portion	37,188	35,334
Deposits and other	3,992	4,026
Total assets	$788,503	$740,680
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$94,078	$97,816
Due to affiliates	729	6,289
Deferred revenue	1,400	1,964
Current portion of notes payable	23,666	19,468
Current portion of deferred rent	2,206	2,100
Current portion of obligations under capital leases	6,256	5,637
Total current liabilities	128,335	133,274
LONG-TERM LIABILITIES
Deferred rent, net of current portion	25,461	20,965
Line of credit	–	15,300
Notes payable, net of current portion	612,399	551,059
Obligations under capital lease, net of current portion	4,329	6,143
Other non-current liabilities	5,795	6,241
Total liabilities	776,319	732,982
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 44,409,449, and 42,825,676 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4	4
Paid-in-capital	183,803	177,750
Accumulated other comprehensive loss	(153)	(112)
Accumulated deficit	(173,439)	(172,280)
Total RadNet, Inc.'s stockholders' equity	10,215	5,362
Noncontrolling interests	1,969	2,336
Total equity	12,184	7,698
Total liabilities and equity	$788,503	$740,680

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$188,403	$168,675	$353,433	$327,438
Provision for bad debts	(8,387)	(7,520)	(15,862)	(14,413)
Net service fee revenue	180,016	161,155	337,571	313,025
Revenue under capitation arrangements	24,273	17,927	47,985	34,933
Total net revenue	204,289	179,082	385,556	347,958
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	175,796	147,808	344,717	292,838
Depreciation and amortization	14,941	15,199	29,235	30,770
Loss on sale and disposal of equipment	74	46	36	292
Severance costs	94	383	130	864
Total operating expenses	190,905	163,436	374,118	324,764

INCOME FROM OPERATIONS	13,384	15,646	11,438	23,194

OTHER INCOME AND EXPENSES
Interest expense	10,423	10,336	20,419	22,108
Meaningful use incentive	–	–	(3,270)	(1,762)
Equity in earnings of joint ventures	(3,207)	(1,646)	(4,309)	(2,713)
Loss on early extinguishment of Senior Notes	–	471	–	15,927
Other expenses (income)	413	(4)	410	(2)
Total other expenses	7,629	9,157	13,250	33,558

INCOME (LOSS) BEFORE INCOME TAXES	5,755	6,489	(1,812)	(10,364)
(Provision for) benefit from income taxes	(2,192)	(1,233)	899	3,245

NET INCOME (LOSS)	3,563	5,256	(913)	(7,119)
Net income attributable to noncontrolling interests	168	112	246	161

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,395	$5,144	$(1,159)	$(7,280)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.08	$0.13	$(0.03)	$(0.18)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.08	$0.12	$(0.03)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	43,370,024	40,817,333	43,059,686	40,413,863
Diluted	44,685,599	43,262,995	43,059,686	40,413,863

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME (LOSS)	$3,563	$5,256	$(913)	$(7,119)
Foreign currency translation adjustments	(4)	(1)	(41)	(19)

COMPREHENSIVE INCOME (LOSS)	3,559	5,255	(954)	(7,138)
Less comprehensive income attributable to non-controlling interests	168	112	246	161

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,391	$5,143	$(1,200)	$(7,299)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s	Non- controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
BALANCE - JANUARY 1, 2015	42,825,676	$4	$177,750	$(172,280)	$(112)	$5,362	$2,336	$7,698
Issuance of common stock upon exercise of options	719,350	–	594	–	–	594	–	594
Stock-based compensation	–	–	5,459	–	–	5,459	–	5,459
Issuance of restricted stock and other awards	864,423	–	–	–	–	–	–	–
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(613)	(613)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(41)	(41)	–	(41)
Net (loss) income	–	–	–	(1,159)	–	(1,159)	246	(913)
BALANCE - JUNE 30, 2015	44,409,449	$4	$183,803	$(173,439)	$(153)	$10,215	$1,969	$12,184

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(913)	$(7,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,235	30,770
Provision for bad debts	15,862	14,413
Equity in earnings of joint ventures	(4,309)	(2,713)
Distributions from joint ventures	6,195	5,041
Amortization and write off of deferred financing costs and loan discount	2,631	3,156
Loss on sale and disposal of equipment	36	292
Loss on early extinguishment of Senior Notes	–	15,927
Stock-based compensation	5,571	1,636
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(19,368)	(27,361)
Other current assets	(3,058)	(2,877)
Other assets	(3,687)	55
Deferred taxes	(1,854)	(4,117)
Deferred rent	4,602	420
Deferred revenue	(564)	132
Accounts payable , accrued expenses and other	(2,423)	(7,977)
Net cash provided by operating activities	27,956	19,678

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(34,407)	(1,811)
Purchase of property and equipment	(31,649)	(26,798)
Proceeds from sale of equipment	205	4
Equity contributions in existing and purchase of interest in joint ventures	(265)	(900)
Net cash used in investing activities	(66,116)	(29,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,969)	(9,368)
Proceeds from borrowings	74,401	205,737
Payments on Term Loan Debt/Senior Notes	(11,369)	(211,344)
Deferred financing costs	(531)	(2,387)
Net proceeds on revolving credit facility	(15,300)	18,980
Distributions paid to noncontrolling interests	(613)	(139)
Proceeds from issuance of common stock upon exercise of options/warrants	594	786
Net cash provided by financing activities	43,213	2,265

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(41)	(19)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,012	(7,581)
CASH AND CASH EQUIVALENTS, beginning of period	307	8,412
CASH AND CASH EQUIVALENTS, end of period	$5,319	$831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$18,283	$23,464

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $10.8 million and $13.8 million during the six months ended June 30, 2015 and 2014, respectively, which were not paid for as of June 30, 2015 and 2014, respectively. The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable, accrued expenses and other.

Detail of non-cash investing activities related to acquisitions can be found in Note 2.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. At June 30, 2015 we operated directly or indirectly through joint ventures, 276 imaging centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  Our operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, and Chairman of our Board of Directors. Dr. Berger owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

We contract with seven medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York. These contracts are similar to our contract with BRMG. Four of these groups are owned by John V Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors and a 1% owner of BRMG.  Dr. Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the seven medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through these management agreements we have exclusive authority over all non-medical decision-making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. These management agreements are designed such that all net cash flows of both BRMG and the NY Groups are transferred to us.

We have determined that BRMG and the NY Groups are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  These VIE’s on a combined basis recognized $28.2 million and $21.4 million of revenue, net of management service fees to RadNet for the three months ended June 30, 2015 and 2014, respectively, and $28.2 million and $21.4 million of operating expenses for the three months ended June 30, 2015 and 2014, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $114.9 million and $92.6 million of total billed net service fee revenue relating to these VIE’s for the three months ended June 30, 2015 and 2014, respectively, of which $86.7 million and $71.2 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the three months ended June 30, 2015 and 2014, respectively.

These VIE’s on a combined basis recognized $53.7 million and $42.0 million of revenue, net of management service fees to RadNet for the six months ended June 30, 2015 and 2014, respectively, and $53.7 million and $42.0 million of operating expenses for the six months ended June 30, 2015 and 2014, respectively. RadNet recognized in its condensed consolidated statement of operations $213.9 million and $181.6 million of total billed net service fee revenue relating to these VIE’s for the six months ended June 30, 2015 and 2014, respectively, of which $160.2 million and $139.6 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the six months ended June 30, 2015 and 2014, respectively.

The cash flows of these VIE’s are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.  In our consolidated balance sheets at June 30, 2015 and December 31, 2014, we have included approximately $89.7 million and $79.7 million, respectively, of accounts receivable and approximately $9.1 million and $9.0 million, respectively, of accounts payable and accrued liabilities, related to these VIE’s combined.

The creditors of each of these VIE’s do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of any of these VIE’s. However, because of the relationship RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

At all of our centers, aside from certain centers in California and centers in New York City where we contract with BRMG and the NY Groups for the provision of professional medical services, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee intended to compensate us for the fair market value of our services which in some instances may be based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-NY Groups) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2015 and 2014 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2014, filed on March 16, 2015, as amended.

Significant Accounting Policies

During the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as amended. The information below is intended only to supplement the disclosure in our annual report.

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to centers affiliated with both BRMG and the NY Entity, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Entity as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Entity. As it relates to non-BRMG and NY Entity centers, this service fee revenue is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG and NY Entity centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and six months ended June 30, 2015 and 2014 is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Commercial insurance	$117,107	$104,901	$216,872	$204,977
Medicare	42,088	39,412	79,172	77,317
Medicaid	5,974	6,230	11,469	12,049
Workers' compensation/personal injury	8,130	7,853	15,559	15,034
Other	15,104	10,279	30,361	18,061
Service fee revenue, net of contractual allowances and discounts	188,403	168,675	353,433	327,438
Provision for bad debts	(8,387)	(7,520)	(15,862)	(14,413)
Net service fee revenue	180,016	161,155	337,571	313,025
Revenue under capitation arrangements	24,273	17,927	47,985	34,933
Total net revenue	$204,289	$179,082	$385,556	$347,958

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

Meaningful Use Incentive

Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software will be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. Once an attestation is accepted by Medicare, payments will be made in four to eight weeks to the same taxpayer identification number and through the same channels as their claims payments are made. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $3.3 million and $1.8 million during the six months ended June 30, 2015, and 2014, respectively, relating to this incentive.

Liquidity and Capital Resources

We had cash and cash equivalents of $5.3 million and accounts receivable of $156.0 million at June 30, 2015, compared to cash and cash equivalents of $307,000 and accounts receivable of $148.2 million at December 31, 2014. We had a working capital balance of $115.1 million and $58.7 million at June 30, 2015 and December 31, 2014, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended June 30, 2015 and 2014 of $3.4 million and $5.1 million respectively, and net loss attributable to RadNet, Inc common stockholders for the six months ended June 30, 2015 and 2014 of $1.2 million and $7.3 million, respectively. We had stockholders’ equity of $10.2 million and $5.4 million at June 30, 2015 and December 31, 2014, respectively.

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

Included in our condensed consolidated balance sheet at June 30, 2015 is $632.3 million of senior secured term loan debt (net of unamortized discounts of $11.1 million), broken down by loan agreement as follows (in thousands):

	As of June 30, 2015
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$389,367	$(8,061)	$381,306
2015 Incremental First	74,013	(570)	73,443
Second Lien Term Loans	180,000	(2,451)	177,549
Total	$643,380	$(11,082)	$632,298

Our revolving credit facility had a $0 aggregate principal amount outstanding as of June 30, 2015.

As of June 30, 2015, we were in compliance with all financial covenants under our Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan, and the Second Lien Credit Agreement, each as defined below.

2015 Incremental First Lien Term Loan:

On April 30, 2015, we entered into a joinder agreement to our existing Credit Agreement (the "2015 Incremental First Lien Term Loan Joinder") to provide for the borrowing of $75.0 million of incremental first lien term loans (“2015 Incremental First Lien Term Loans”). The 2015 Incremental First Lien Term Loans are treated as part of the same class as the existing tranche B term loans currently outstanding under the Credit Agreement. We used the proceeds from the 2015 Incremental First Lien Term Loans to repay all of the borrowings outstanding under the first lien revolving loan facility and to pay approximately $1.1 million of fees and expenses associated with the transaction.

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the amended Credit Agreement, which is (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at June 30, 2015 was 0.44%.

Payments. The scheduled quarterly amortization of the 2015 Incremental First Lien Term Loans is $987,000, beginning in June 2015.

Maturity Date. The maturity date for the 2015 Incremental First Lien Term Loans shall be on the earlier to occur of (i) October 10, 2018, and (ii) the date on which the 2015 Incremental First Lien Term Loans shall otherwise become due and payable in full under the Credit Agreement, whether by acceleration or otherwise.

2014 Amendment to the Credit Agreement and Second Lien Credit Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Credit Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012 (the “Original Credit Agreement”), by that certain first amendment dated April 3, 2013 (the “2013 Amendment”), and subsequently by entering into a second amendment dated on March 25, 2014 (the “2014 Amendment”) ( the Original Credit Agreement, as amended by the 2013 Amendment and the 2014 Amendment is collectively referred to herein as the "Credit Agreement") to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates payable under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at June 30, 2015 was 0.44%.

Payments. The scheduled amortization of the term loans under the Credit Agreement increased, starting in June 2014 from quarterly payments of $975,000 to quarterly payments of approximately $5.2 million, with the remaining balance to be paid at maturity. Scheduled amortization payments increased by $16.8 million from pre-2014 Amendment terms, representing a rise from 1% per annum to 5% per annum of the initial amount borrowed. In connection with the 2015 Incremental First Lien Term Loans, the scheduled quarterly amortization for the term loans under the Credit Agreement, including the 2015 Incremental First Lien Term Loans, was increased by $987,000 to approximately $6.2 million, beginning in June 2015.

Guarantees and Collateral. The obligations under the Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan Joinder, are guaranteed by RadNet, Inc., all of our current and future domestic subsidiaries and certain of our affiliates (other than certain excluded foreign subsidiaries). The obligations under the Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan Joinder, and the guarantees are secured by a perfected first priority security interest (subject to certain permitted exceptions) in substantially all of our tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain covenants, the Credit Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The Credit Agreement contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain customary events of default, events of default under the Credit Agreement include failure to pay the outstanding principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan Joinder, within five days after the due date, failure of any loan party to comply with any covenant or agreement in the loan documents (subject to applicable grace periods and/or notice requirement), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

Second Lien Credit and Guaranty Agreement. Radnet Management entered into a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (the “Second Lien Credit Agreement”) to provide for, among other things, the borrowing by Radnet Management of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the outstanding senior notes, as more fully described below under the heading “Senior Notes”, to pay the expenses related to the transaction and for general corporate purposes.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% per annum or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0% per annum. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at June 30, 2015 was 0.44%. The rate paid on the Second Lien Credit Agreement at June 30, 2015 was 8%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. Unless otherwise prepaid as a result of the occurrence of certain mandatory prepayment events, all principal will be due and payable on the termination date described below.

Termination. The maturity date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by voluntary prepayment per section 2.13(a) or events of default per section 8.01 as described below.

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

Revolving Credit Facility

The $101.25 million revolving credit line established in the Credit Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Credit Agreement, which addresses voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Credit Agreement. The revolving credit line bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The base rate as defined in the Credit Agreement at June 30, 2015 was 3.25%. Accordingly, with current base rate plus the applicable margin of 3.25%, total rate on unpaid principal through the Revolving Credit Facility was 6.5% at June 30, 2015.

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

We completed the retirement of our $200 million in senior notes on April 24, 2014 and following such retirement we completed the satisfaction and discharge of the Indenture. The transactions leading to the retirement of the senior notes are described below:

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

Exercise of Optional Redemption on March 25, 2014. On March 25, 2014, we called for redemption of all of our remaining outstanding senior notes not purchased prior to the expiration of the tender offer described above, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, we completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding.  With a net carrying amount including discount and unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $471,000 was recorded in the second quarter of 2014.

NOTE 2 – ASSETS HELD FOR SALE

On August 7, 2015 we announced a proposed expansion of our existing New Jersey Imaging Networks (“NJIN”) joint venture, which includes NJIN’s acquisition of all of RadNet’s 10 wholly owned New Jersey imaging centers and one center owned by Barnabas Health.

Under the terms of the purchase agreement, which is subject to customary conditions to closing, including the approval of certain New Jersey state licensure bodies, third party consents and consummation of acquisition financing and is expected to close in the third quarter, NJIN will pay RadNet a purchase price of $35.5 million.

The company committed to the board approved plan for such sale prior to June 30, 2015. As such, the following assets are presented as assets held for sale as of June 30, 2015 (in thousands):

Property and equipment, net	$11,428
Goodwill	18,833
Intangible assets	755
Other assets	163
Total assets held for sale	$31,179

NOTE 3 – FACILITY ACQUISITIONS

On April 15, 2015 we completed our acquisition of New York Radiology Partners (“NYRP”), consisting of eleven multi-modality imaging centers located in Manhattan, New York for cash consideration of $29.8 million and a note to seller of $1.5 million. The facilities provide a full range of radiology services including MRI, PET/CT, Mammography, Ultrasound, X-ray and other related services. We have made a preliminary fair value determination of the acquired assets and assumed liabilities. In total, RadNet acquired assets of $34.5 million, assumed equipment debt of $2.3 million, and assumed current liabilities of $891,000. Asset amounts acquired were $4.6 million in equipment, $12.0 million in leasehold improvements, $12.9 million in goodwill, $600,000 of other intangible assets, and $4.4 million of accounts receivable and other current assets. Current liabilities assumed related to accounts payable, payroll and other related short term obligations. Our preliminary fair value determination will be made final with the help of an outside valuation expert which we expect to have completed by the end of our third quarter of 2015.

On May 1, 2015 we completed our acquisition of California Radiology consisting of six multi-modality imaging centers located in Los Angeles, California for cash consideration of $4.2 million. The facilities provide MRI, PET/CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $217,000 of equipment, $1.7 million of leasehold improvements, $34,000 in other assets, $100,000 of other intangible assets relating to a covenant not to compete contract and $2.1 million of goodwill were recorded with respect to this transaction.

On June 1, 2015 we completed our acquisition of Healthcare Radiology and Diagnostic systems, PLLC, consisting of a single multi-modality imaging center located in the Bronx, NY area for cash consideration of $425,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of net assets and approximately $134,500 of fixed assets and $290,500 of leasehold improvements were recorded.

NOTE 4 – NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest, (Subtopic 835-30). ASU 2015-03 changes the accounting method for debt issuance costs from a deferred charge (i.e. an asset) to a contra liability in part because such costs provide no future economic benefit. Debt issue costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), Consolidation – Amendments to the Consolidation Analysis, (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update was effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016, which has recently been extended to December 31, 2017. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

NOTE 5 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$3,395	$5,144	$(1,159)	$(7,280)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	43,370,024	40,817,333	43,059,686	40,413,863
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.08	$0.13	$(0.03)	$(0.18)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	43,370,024	40,817,333	43,059,686	40,413,863
Add nonvested restricted stock subject only to service vesting	897,892	1,019,930	–	–
Add additional shares issuable upon exercise of stock options and warrants	417,683	1,425,732	–	–
Weighted average number of common shares used in calculating diluted net income per share	44,685,599	43,262,995	43,059,686	40,413,863
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.08	$0.12	$(0.03)	$(0.18)

For the six months ended June 30, 2015 and 2014 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have ten unconsolidated joint ventures where our ownership interests range from 35% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method.

The following table is a roll forward of our investment in joint ventures during the six months ended June 30, 2015 (in thousands):

Balance as of December 31, 2014	$32,123
Equity in earnings in these joint ventures	4,309
Distribution of earnings	(6,195)
Equity contributions in existing joint ventures	265
Balance as of June 30, 2015	$30,502

We earned management service fees from the centers underlying these joint ventures of approximately $1.4 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $3.8 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively. At the end of the period we eliminate from total fees recorded the uncollected portion of these fees that are associated with our ownership interests and offset this with an increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of June 30, 2015 (in thousands) and for the six months ended June 30, 2015 and 2014 (in thousands):

Balance Sheet Data:	June 30, 2015
Current assets	$18,987
Noncurrent assets	48,583
Current liabilities	(8,501)
Noncurrent liabilities	(5,144)
Total net assets	$53,925

Book value of RadNet joint venture interests	$25,532
Cost in excess of book value of acquired joint venture interests	4,970
Total value of Radnet joint venture interests	$30,502

Total book value of other joint venture partner interests	$28,393

Income statement data for the six months ended June 30,	2015	2014
Net revenue	$56,639	$48,835
Net income	$9,476	$5,738

NOTE 7 – STOCK-BASED COMPENSATION

Equity Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of June 30, 2015, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over two to five years and expire five to ten years from the date of grant.

As of June 30, 2015, we had outstanding options to acquire 1,130,009 shares of our Common Stock, of which options to acquire 1,086,676 shares were exercisable. During the six months ended June 30, 2015, we did not grant any stock options under our Restated Plan.

The following summarizes all of our stock option transactions during the six months ended June 30, 2015:

		Weighted Average	Weighted Average Remaining
		Exercise price	Contractual	Aggregate
Outstanding Options		Per Common	Life	Intrinsic
Under the Restated Plan	Shares	Share	(in years)	Value

Balance, December 31, 2014	2,092,509	$3.58
Granted	–	–
Exercised	(937,500)	2.66
Canceled, forfeited or expired	(25,000)	2.22
Balance, June 30, 2015	1,130,009	4.36	1.20	$3,216,338
Exercisable at June 30, 2015	1,086,676	4.46	1.11	3,014,838

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options ) that would have been received by the holder had all holders exercised their options on June 30, 2015. Total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was approximately $5.4 million and $5.9 million, respectively. As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested options was $25,000, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Awards

The Restated Plan permits the issuance of restricted stock awards (“RSA’s”). As of June 30, 2015, we have issued a total of 3,441,208 RSA’s, of which 2,600,013 RSA’s have previously vested and 841,195 RSA’s remained unvested at June 30, 2015.

The following summarizes all unvested RSA activities during the six months ended June 30, 2015:

		Weighted- Average
		Remaining	Weighted-
		Contractual	Average
	Shares	Term (Years)	Fair Value
RSA's outstanding at December 31, 2014	942,023		$1.96
Changes during the period
Granted	724,423		$8.66
Vested	(825,252)		$4.45
RSA's outstanding at June 30, 2015	841,195	0.92	$5.28

We determine the fair value of all RSA’s based on the closing price of our common stock on the date of award.

In sum, of the 12,000,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2015, we had 3,441,208 RSA’s (of which 841,195 shares were subject to further vesting), outstanding options to acquire 1,130,009 shares, and 3,915,042 shares of common stock available for future awards. We had previously granted options and other awards to acquire 3,513,741 shares which have been issued.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$388,880	$–	$388,880	$389,367
2015 Incremental First	–	73,920	–	73,920	74,013
Second Lien Term Loans	–	176,400	$–	176,400	180,000

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$394,753	$–	$394,753	$399,750
Second Lien Term Loans	–	178,200	–	178,200	180,000

The carrying value of our revolving credit facility at December 31, 2014 of $15.3 million, respectively, approximated its fair value. There was no revolving credit facility balance at June 30, 2015.

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

NOTE 9 – SUBSEQUENT EVENTS

On August 3, 2015 we sold a 25% interest in two of our wholly owned multi-modality imaging centers located in Owings Mills and Baltimore, Maryland for approximately $5.0 million to Lifebridge Health, Inc. (“Lifebridge”). This transaction resulted in the formation of a partnership with Lifebridge under the name of Baltimore county Radiology, LLC.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Statements in this quarterly report concerning our ability to successfully acquire and integrate new operations, to grow our business, our expectations for further trends in revenue or expenses, our future cost saving efforts, our increased business from new equipment or operations and our ability to finance our operations and repay our outstanding indebtedness, including our increased amortization payments, are forward-looking statements.

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

Overview

We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. At June 30, 2015 we operated directly or indirectly through joint ventures, 276 imaging centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  Our operations comprise a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the six months ended June 30, 2015 and 2014, we performed 2,603,777 and 2,382,108 diagnostic imaging procedures, respectively, and generated total net revenue of $385.6 million and $348.0 million, respectively.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, and Chairman of our Board of Directors. Dr. Berger owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

We contract with seven medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York. These contracts are similar to our contract with BRMG. Four of these groups are owned by John V Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors and a 1% owner of BRMG.  Dr. Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the seven medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through these management agreements we have exclusive authority over all non-medical decision-making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. These management agreements are designed such that all net cash flows of both BRMG and the NY Groups are transferred to us.

We have determined that BRMG and the NY Groups are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  These VIE’s on a combined basis recognized $28.2 million and $21.4 million of revenue, net of management service fees to RadNet for the three months ended June 30, 2015 and 2014, respectively, and $28.2 million and $21.4 million of operating expenses for the three months ended June 30, 2015 and 2014, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $114.9 million and $92.6 million of total billed net service fee revenue relating to these VIE’s for the three months ended June 30, 2015 and 2014, respectively, of which $86.7 million and $71.2 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the three months ended June 30, 2015 and 2014, respectively.

These VIE’s on a combined basis recognized $53.7 million and $42.0 million of revenue, net of management service fees to RadNet for the six months ended June 30, 2015 and 2014, respectively, and $53.7 million and $42.0 million of operating expenses for the six months ended June 30, 2015 and 2014, respectively. RadNet recognized in its condensed consolidated statement of operations $213.9 million and $181.6 million of total billed net service fee revenue relating to these VIE’s for the six months ended June 30, 2015 and 2014, respectively, of which $160.2 million and $139.6 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the six months ended June 30, 2015 and 2014, respectively.

The cash flows of these VIE’s are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.  In our consolidated balance sheets at June 30, 2015 and December 31, 2014, we have included approximately $89.7 million and $79.7 million, respectively, of accounts receivable and approximately $9.1 million and $9.0 million, respectively, of accounts payable and accrued liabilities, related to these VIE’s combined.

The creditors of each of these VIE’s do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of any of these VIE’s. However, because of the relationship, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

At all of our centers, aside from certain centers in California and certain centers in New York City where we contract with BRMG and the NY Groups for the provision of professional medical services, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee intended to compensate us for the fair market value of our services which in some instances may be based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-NY Groups) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to centers affiliated with both BRMG and the NY Entity, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Entity as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Entity. As it relates to non-BRMG and NY Entity centers, this service fee revenue is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG and NY Entity centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and six months ended June 30, 2015 and 2014 is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Commercial insurance	$117,107	$104,901	$216,872	$204,977
Medicare	42,088	39,412	79,172	77,317
Medicaid	5,974	6,230	11,469	12,049
Workers' compensation/personal injury	8,130	7,853	15,559	15,034
Other	15,104	10,279	30,361	18,061
Service fee revenue, net of contractual allowances and discounts	188,403	168,675	353,433	327,438
Provision for bad debts	(8,387)	(7,520)	(15,862)	(14,413)
Net service fee revenue	180,016	161,155	337,571	313,025
Revenue under capitation arrangements	24,273	17,927	47,985	34,933
Total net revenue	$204,289	$179,082	$385,556	$347,958

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

Deferred Tax Assets

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. At June 30, 2015, we determined that approximately $54.4 million of our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at June 30, 2015 totaled $196.7 million. Indefinite Lived Intangible Assets at June 30, 2015 totaled $6.8 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2014, noting no impairment, and have not identified any indicators of impairment through June 30, 2015.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of June 30, 2015.

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest, (Subtopic 835-30). ASU 2015-03 changes the accounting method for debt issuance costs from a deferred charge (i.e. an asset) to a contra liability in part because such costs provide no future economic benefit. Debt issue costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), Consolidation – Amendments to the Consolidation Analysis, (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update was effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016, which has recently been extended to December 31, 2017. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

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

RADNET, INC. AND SUBSIDIARIES

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.6%	90.4%	88.0%	90.4%
Provision for bad debts	-3.9%	-4.0%	-4.0%	-4.0%
Net service fee revenue	84.6%	86.4%	84.1%	86.4%
Revenue under capitation arrangements	11.4%	9.6%	12.0%	9.6%
Total net revenue	96.1%	96.0%	96.0%	96.0%

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	82.7%	79.2%	85.9%	80.8%
Depreciation and amortization	7.0%	8.1%	7.3%	8.5%
(Gain) loss on sale and disposal of equipment	0.0%	0.0%	0.0%	0.1%
Severance costs	0.0%	0.2%	0.0%	0.2%
Total operating expenses	89.8%	87.6%	93.2%	89.6%

INCOME FROM OPERATIONS	6.3%	8.4%	2.8%	6.4%

OTHER INCOME AND EXPENSES
Interest expense	4.9%	5.5%	5.1%	6.1%
Meaningful use incentive	0.0%	0.0%	-0.8%	-0.5%
Equity in earnings of joint ventures	-1.5%	-0.9%	-1.1%	-0.7%
Loss on early extinguishment of Senior Notes	0.0%	0.3%	0.0%	4.4%
Other (income) expenses	0.2%	0.0%	0.1%	0.0%
Total other expenses	3.6%	4.9%	3.3%	9.3%

INCOME BEFORE INCOME TAXES	2.7%	3.5%	-0.5%	-2.9%
(Provision for) Benefit From income taxes	-1.0%	-0.7%	0.2%	0.9%

NET INCOME (LOSS)	1.7%	2.8%	-0.2%	-2.0%
Net income attributable to noncontrolling interests	0.1%	0.1%	0.1%	0.0%

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	1.6%	2.8%	-0.3%	-2.0%

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Service Fee Revenue

Service fee revenue for the three months ended June 30, 2015 was $188.4 million compared to $168.7 million for the three months ended June 30, 2014, an increase of $19.7 million, or 11.7%.

Service fee revenue, including only those centers which were in operation throughout the second quarters of both 2015 and 2014 experienced a nominal increase of $66,000 or 0% as a result of a decline in reimbursement rates offset by an increase in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2014. For the three months ended June 30, 2015, service fee revenue from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $19.9 million. For the three months ended June 30, 2014, service fee revenue from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $208,000.

Provision for Bad Debts

Provision for bad debts increased $867,000, or 11.5%, to approximately $8.4 million, or 4.5% of service fee revenue, for the three months ended June 30, 2015 compared to $7.5 million, or 4.5% of service fee revenue, for the three months ended June 30, 2014.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended June 30, 2015 was $24.3 million compared to $17.9 million for the three months ended June 30, 2014, an increase of $6.3 million or 35.4%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the second quarters of both 2015 and 2014 increased $5.6 million, or 31.2%. This 31.2% increase is due to both new and expanded contractual relationships with private insurers. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2014. For the three months ended June 30, 2015, revenue under capitation arrangements from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $748,000.

Operating Expenses

Cost of operations for the three months ended June 30, 2015 increased approximately $28.0 million, or 18.9%, from $147.8 million for the three months ended June 30, 2014 to $175.8 million for the three months ended June 30, 2015. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Salaries and professional reading fees, excluding stock-based compensation	$94,513	$81,667
Stock-based compensation	2,017	611
Building and equipment rental	17,606	15,648
Medical supplies	11,954	10,455
Other operating expenses *	49,706	39,427
Cost of operations	175,796	147,808

Depreciation and amortization	14,941	15,199
(Gain) loss on sale and disposal of equipment	74	46
Severance costs	94	383
Total operating expenses	$190,905	$163,436

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $12.8 million, or 15.7%, to $94.5 million for the three months ended June 30, 2015 compared to $81.7 million for the three months ended June 30, 2014.

Salaries and professional reading fees, including only those centers which were in operation throughout the second quarters of both 2015 and 2014, increased $4.9 million, or 6.0%. The 6.0% increase is due to higher procedure volumes as compared to the same period in the prior year. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2014. For the three months ended June 30, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $8.0 million. For the three months ended June 30, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $64,000.

Stock-based compensation

Stock-based compensation increased $1.4 million, or 230.1%, to approximately $2.0 million for the three months ended June 30, 2015 compared to $611,000 for the three months ended June 30, 2014. This increase was driven by the higher fair value of RSA’s awarded and vested in the second quarter of 2015 as compared to RSA’s awarded and vested in the prior year’s second quarter.

Building and equipment rental

Building and equipment rental expenses increased $2.0 million or 12.5%, to $17.6 million for the three months ended June 30, 2015 compared to $15.6 million for the three months ended June 30, 2014.

Building and equipment rental expenses, including only those centers which were in operation throughout the second quarters of both 2015 and 2014, increased $448,000, or 2.9%. This 2.9% increase is mainly related to additional radiology equipment operating leases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2014. For the three months ended June 30, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $1.6 million. For the three months ended June 30, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $64,000.

Medical supplies

Medical supplies expense increased $1.5 million, or 14.3%, to $12.0 million for the three months ended June 30, 2015 compared to $10.5 million for the three months ended June 30, 2014.

Medical supplies expenses, including only those centers which were in operation throughout the second quarters of both 2015 and 2014, increased $177,000, or 1.7%. This 1.7% rise is attributable to both increased purchases stemming from higher procedure volumes along with supplier price increases. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2014. For the three months ended June 30, 2015, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $1.3 million. For the three months ended June 30, 2014, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $6,000.

Other operating expenses

Other operating expenses increased $10.3 million, or 26.1%, to $49.7 million for the three months ended June 30, 2015 compared to $39.4 million for the three months ended June 30, 2014.

Other operating expenses, including only those centers which were in operation throughout the second quarters of both 2015 and 2014, increased $6.3 million, or 16.4%. This 16.4% increase relates to added staffing and contract labor expenses to support the increase in capitation revenue in the quarterly period ending June 30, 2015 over the same period ending June 30, 2014. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2014. For the three months ended June 30, 2015, other operating expense from centers that were acquired or divested subsequent April 1, 2014 and excluded from the above comparison was $5.2 million. For the three months ended June 30, 2014, other operating expenses from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $1.2 million.

Depreciation and amortization

Depreciation and amortization decreased $258,000, or 1.7%, to $14.9 million for the three months ended June 30, 2015 compared to $15.2 million for the three months ended June 30, 2014.

Depreciation and amortization, including only those centers which were in operation throughout the second quarters of both 2015 and 2014, decreased $1.4 million, or 9.1%. The decrease is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our first quarter of 2015. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2014. For the three months ended June 30, 2015, depreciation expense from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $1.1 million. For the three months ended June 30, 2014, depreciation expense from centers that were acquired or divested subsequent to April 1, 2014 and excluded from the above comparison was $9,000.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $74,000 for the three months ended June 30, 2015 and approximately $46,000 for the three months ended June 30, 2014.

Interest expense

Interest expense for the three months ended June 30, 2015 increased approximately $87,000, or 0.8%, to $10.4 million for the three months ended June 30, 2015 compared to $10.3 million for the three months ended June 30, 2014. Interest expense for each of the three months ended June 30, 2015 and 2014 included $1.4 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt, and unfavorable contracts. Excluding these non-cash amounts for each period, interest expense increased approximately $95,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to interest expense stemming from the 2015 Incremental First Lien Term Loans transaction. See “Liquidity and Capital Resources” section below.

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2015, we recognized equity in earnings from unconsolidated joint ventures of $3.2 million against $1.6 million earned over the same period ended June 30, 2014.

Loss on early extinguishment of Senior Notes

For the three months ended June 30, 2014, we recognized a $471,000 loss on early extinguishment of debt through our tender offer for our senior notes. See “Liquidity and Capital Resources” below and Note 1 to the condensed consolidated financial statements contained herein for more details on our debt refinancing.

(Benefit from) provision for income taxes

We had an income tax expense for the three months ended June 30, 2015 of $2.2 million or 38.1% of income before income taxes, compared to the three months ended June 30, 2014 of an income tax expense of $1.2 million or 19.0% of the income before income taxes. The difference primarily relates to the negative impact of the loss on debt extinguishment on the projected annual effective tax rate for 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Service Fee Revenue

Service fee revenue for the six months ended June 30, 2015 was $353.4 million compared to $327.4 million for the six months ended June 30, 2014, an increase of $26.0 million, or 8.0%.

Service fee revenue, including only those centers which were in operation throughout the first two quarters of both 2015 and 2014 decreased $1.3 million or 0.4% as a result of a decline in reimbursement rates offset in part by an increase in procedure volumes from that of the prior year. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2014. For the six months ended June 30, 2015, service fee revenue from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $28.5 million. For the six months ended June 30, 2014, service fee revenue from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $1.2 million.

Provision for Bad Debts

Provision for bad debts increased $1.4 million, or 10.1%, to approximately $15.9 million, or 4.5% of service fee revenue, for the six months ended June 30, 2015 compared to $14.4 million, or 4.4% of service fee revenue, for the six months ended June 30, 2014.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the six months ended June 30, 2015 was $48.0 million compared to $34.9 million for the six months ended June 30, 2014, an increase of $13.1 million or 37.4%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first two quarters of both 2015 and 2014 increased $11.1 million, or 31.7%. This 31.7% increase was mainly due to both 4 new and 3 expanded contractual relationships with private insurers. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2014. For the six months ended June 30, 2015, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $2.1 million. For the six months ended June 30, 2014, capitation revenue from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $101,000.

Operating Expenses

Cost of operations for the six months ended June 30, 2015 increased approximately $51.9 million, or 17.7%, from $292.8 million for the six months ended June 30, 2014 to $344.7 million for the six months ended June 30, 2015. The following table sets forth our cost of operations and total operating expenses for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Salaries and professional reading fees, excluding stock-based compensation	$184,731	$162,314
Stock-based compensation	5,571	1,636
Building and equipment rental	34,723	31,263
Medical supplies	23,140	19,242
Other operating expenses *	96,552	78,383
Cost of operations	344,717	292,838

Depreciation and amortization	29,235	30,770
(Gain) loss on sale and disposal of equipment	36	292
Severance costs	130	864
Total operating expenses	$374,118	$324,764

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $22.4 million, or 13.8%, to $184.7 million for the six months ended June 30, 2015 compared to $162.3 million for the six months ended June 30, 2014.

Salaries and professional reading fees, including only those centers which were in operation throughout the first two quarters of both 2015 and 2014, increased $12.6 million, or 7.8%. The 7.8% increase is congruent with the rise in total procedure volumes over the same period in the prior year. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the six months ended June 30, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $11.4 million. For the six months ended June 30, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was approximately $1.6 million.

Stock-based compensation

Stock-based compensation increased $3.9 million, or 240.5%, to approximately $5.6 million for the six months ended June 30, 2015 compared to $1.6 million for the six months ended June 30, 2014. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2015 as compared to RSA’s awarded and vested in the prior year’s first quarter.

Building and equipment rental

Building and equipment rental expenses increased $3.5 million or 11.1%, to $34.7 million for the six months ended June 30, 2015 compared to $31.3 million for the six months ended June 30, 2014.

Building and equipment rental expenses, including only those centers which were in operation throughout the first and second quarters of both 2015 and 2014, increased $1.5 million, or 4.9%. This 4.9% increase is mainly related to additional radiology equipment operating leases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the six months ended June 30, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $2.2 million. For the six months ended June 30, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was approximately $254,000.

Medical supplies

Medical supplies expense increased $3.9 million, or 20.3%, to $23.1 million for the six months ended June 30, 2015 compared to $19.2 million for the six months ended June 30, 2014.

Medical supplies expenses, including only those centers which were in operation throughout the first and second quarters of both 2015 and 2014, increased $2.4 million, or 12.3%. This 12.3% rise is primarily attributable to both increased purchases stemming from volumes along with supplier price increases. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the six months ended June 30, 2015, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $1.5 million. For the six months ended June 30, 2014, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $17,000.

Other operating expenses

Other operating expenses increased $18.2 million, or 23.2%, to $96.6 million for the six months ended June 30, 2015 compared to $78.4 million for the six months ended June 30, 2014.

Other operating expenses, including only those centers which were in operation throughout the first and second quarters of both 2015 and 2014, increased $10.3 million, or 11.7%. This 11.7%increase is in line with added staffing and contract labor expenses to support the increase in capitation revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the six months ended June 30, 2015, other operating expense from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $8.6 million. For the six months ended June 30, 2014, other operating expense from centers that were acquired or divested subsequent to January 1, 2014 was $695,000.

Depreciation and amortization

Depreciation and amortization decreased $1.5 million, or 5.0%, to $29.2 million for the six months ended June 30, 2015 compared to $30.8 million for the six months ended June 30, 2014.

Depreciation and amortization, including only those centers which were in operation throughout the first and second quarters of both 2015 and 2014, decreased $3.2 million, or 10.3%. The decrease is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our first quarter of 2015. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the six months ended June 30, 2015, depreciation expense from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $1.8 million. For the six months ended June 30, 2014, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $121,000.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $36,000 for the six months ended June 30, 2015 and approximately $292,000 for the six months ended June 30, 2014.

Interest expense

Interest expense for the six months ended June 30, 2015 decreased approximately $1.7 million, or 7.6%, to $20.4 million for the six months ended June 30, 2015 compared to $22.1 million for the six months ended June 30, 2014. Interest expense for the six months ended June 30, 2015 included $3.0 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt, and unfavorable contracts. Interest expense for the six months ended June 30, 2014 included $3.2 million of non-cash amortization and write-off of deferred loan costs due to refinance, discount on issuance of debt and unfavorable contracts. Excluding these non-cash amounts for each period, interest expense decreased approximately $1.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease was primarily due to a reduction in interest expense stemming from the redemption of the $200 million senior notes. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Meaningful use incentive

For the six months ended June 30, 2015 and June 30, 2014, we recognized other income from meaningful use incentive in the amount of $3.3 million and $1.8 million, respectively. These amounts were earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2015 we recognized equity in earnings from unconsolidated joint ventures of $4.3 million versus $2.7 million for the six months ended June 30, 2014, an increase of $1.6 million or 58.8%.

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

(Benefit from) provision for income taxes

We had a tax benefit for the six months ended June 30, 2015 of $899,000 or 49.6% of loss before income taxes, compared to a tax benefit for the six months ended June 30, 2014 of $3.2 million or 31.31% of loss before income taxes. The difference primarily relates to the negative impact for loss on debt extinguishment incurred during 2014 and a positive impact due to a larger ratio of discrete items compared to the six months loss before income taxes for 2015.

Adjusted EBITDA

We use both GAAP and non-GAAP metrics to measure our financial results. One non-GAAP measure we believe assists us is Adjusted EBITDA. We believe that, in addition to GAAP metrics, Adjusted EBITDA assists us in measuring our cash generated from operations and the ability to service our debt obligations. We believe this information is useful to investors and other interested parties because we are highly leveraged and our Adjusted EBITDA metric removes non-cash and certain other charges that occur in the affected period and provide a basis for measuring the Company's financial condition against other quarters.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to RadNet, Inc. common stockholders	$3,395	$5,144	$(1,159)	$(7,280)
Plus provision for (benefit from) income taxes	2,192	1,233	(899)	(3,245)
Plus other expenses (income)	413	(4)	410	(2)
Plus loss on early extinguishment of Senior Notes	–	471	–	15,927
Plus interest expense	10,423	10,336	20,419	22,108
Plus severance costs	94	383	130	864
Plus loss on sale and disposal of equipment	74	46	36	292
Plus depreciation and amortization	14,941	15,199	29,235	30,770
Plus non-cash employee stock-based compensation	2,017	611	5,571	1,636
Adjusted EBITDA	$33,549	$33,419	$53,743	$61,070

Liquidity and Capital Resources

We had cash and cash equivalents of $5.3 million and accounts receivable of $156.0 million at June 30, 2015, compared to cash and cash equivalents of $307,000 and accounts receivable of $148.2 million at December 31, 2014. We had a working capital balance of $115.1 million and $58.7 million at June 30, 2015 and December 31, 2014, respectively. We had net income attributable to RadNet common stockholders for the three months ended June 30, 2015 and 2014 of $3.4 million and $5.1 million respectively, and net loss attributable to RadNet common stockholders for the six months ended June 30, 2015 and 2014 of $1.2 million and $7.3 million, respectively.  We had stockholders’ equity of $10.2 million and $5.4 million at June 30, 2015 and December 31, 2014, respectively.

On April 15, 2015 we completed our acquisition of New York Radiology Partners, consisting of eleven multi-modality imaging centers located in Manhattan, New York for cash consideration of $29.8 million and a note to seller of $1.5 million. The facilities provide a full range of radiology services including MRI, PET/CT, Mammography, Ultrasound, X-ray and other related services. On May 1, 2015 we completed our acquisition of California Radiology consisting of six multi-modality imaging centers located in Los Angeles, California for cash consideration of $4.2 million. The facilities provide MRI, PET/CT, Ultrasound and X-ray services.

Under the 2014 Amendment to the Credit Agreement and the 2015 Incremental First Lien Term Loans explained in further detail below, the scheduled annual amortization payments on total First Lien Term Loans increased from 1% per annum to 5.3% per annum. As a result, scheduled amortization increased by $20.8 million from pre-amendment terms. This $20.8 million additional cash obligation will be partially offset by annual interest savings of approximately $5.0 million under the terms of the Second Lien Term Loan as compared to that under the retired Senior Notes. We expect to fund this approximately $15.8 million net increase in amortization payments from cash provided by operating activities. Cash flows from operating activities were $28.0 million for the six months ended June 30, 2015 and $19.7 million for the six months ended June 30, 2014.

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

Included in our condensed consolidated balance sheet at June 30, 2015 is $632.3 million of senior secured term loan debt (net of unamortized discounts of $11.1 million), broken down by loan agreement as follows (in thousands):

	As of June 30, 2015
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$389,367	$(8,061)	$381,306
2015 Incremental First	$74,013	$(570)	$73,443
Second Lien Term Loans	$180,000	$(2,451)	$177,549
Total	$643,380	$(11,082)	$632,298

Our revolving credit facility had no amounts outstanding as of June 30, 2015.

As of June 30, 2015, we were in compliance with all financial covenants under our Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan, and the Second Lien Credit Agreement, each as defined below.

2015 Incremental First Lien Term Loan:

On April 30, 2015, we entered into a joinder agreement to our existing Credit Agreement (the "2015 Incremental First Lien Term Loan Joinder") to provide for the borrowing of $75.0 million of incremental first lien term loans (“2015 Incremental First Lien Term Loans”). The 2015 Incremental First Lien Term Loans are treated as part of the same class as the existing tranche B term loans currently outstanding under the Credit Agreement. We used the proceeds from the 2015 Incremental First Lien Term Loans to repay all of the borrowings outstanding under the first lien revolving loan facility and to pay approximately $1.1 million of fees and expenses associated with the transaction.

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the amended Credit Agreement, which is (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at June 30, 2015 was 0.44%.

Payments. The scheduled quarterly amortization of the 2015 Incremental First Lien Term Loans is $987,000, beginning in June 2015.

Maturity Date. The maturity date for the 2015 Incremental First Lien Term Loans shall be on the earlier to occur of (i) October 10, 2018, and (ii) the date on which the 2015 Incremental First Lien Term Loans shall otherwise become due and payable in full under the Credit Agreement, whether by acceleration or otherwise.

2014 Amendment to the Credit Agreement and Second Lien Credit Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Credit Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012 (the "Original Credit Agreement"), by that certain first amendment dated April 3, 2013 (the “2013 Amendment”), and subsequently by entering into a second amendment dated on March 25, 2014 (the “2014 Amendment”) ( the Original Credit Agreement, as amended by the 2013 Amendment and the 2014 Amendment is collectively referred to herein as the "Credit Agreement") to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates payable under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at June 30, 2015 was 0.44%.

Payments. The scheduled amortization of the term loans under the Credit Agreement increased, starting in June 2014 from quarterly payments of $975,000 to quarterly payments of approximately $5.2 million, with the remaining balance to be paid at maturity. Scheduled amortization increased by $16.8 million from pre-2014 Amendment terms, representing a rise from 1% per annum to 5% per annum of the initial amount borrowed. In connection with the 2015 Incremental First Lien Term Loans, the scheduled quarterly amortization for the term loans under the Credit Agreement, including the 2015 Incremental First Lien Term Loans, was increased by $986,842.11 to approximately $6.2 million, beginning in June 2015.

Guarantees and Collateral. The obligations under the Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan Joinder, are guaranteed by RadNet, Inc., all of our current and future domestic subsidiaries and certain of our affiliates (other than certain excluded foreign subsidiaries). The obligations under the Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan Joinder, and the guarantees are secured by a perfected first priority security interest (subject to certain permitted exceptions) in substantially all of our tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain covenants, the Credit Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The Credit Agreement contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain customary events of default, events of default under the Credit Agreement include failure to pay the outstanding principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan Joinder, within five days after the due date, failure of any loan party to comply with any covenant or agreement in the loan documents (subject to applicable grace periods and/or notice requirement), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

Second Lien Credit and Guaranty Agreement. Radnet Management entered into a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (the “Second Lien Credit Agreement”) to provide for, among other things, the borrowing by Radnet Management of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the outstanding senior notes, as more fully described below under the heading “Senior Notes”, to pay the expenses related to the transaction and for general corporate purposes.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% per annum or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0% per annum. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at June 30, 2015 was 0.44%. The rate paid on the Second Lien Credit Agreement at June 30, 2015 was 8%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. Unless otherwise prepaid as a result of the occurrence of certain mandatory prepayment events, all principal will be due and payable on the termination date described below.

Termination. The maturity date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by voluntary prepayment per section 2.13(a) or events of default per section 8.01 as described below.

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

Revolving Credit Facility

The $101.25 million revolving credit line established in the Credit Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Credit Agreement, which addresses voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Credit Agreement. The revolving credit line bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The base rate as defined in the Credit Agreement at June 30, 2015 was 3.25%. Accordingly, with current base rate plus the applicable margin of 3.25%, total rate on unpaid principal through the Revolving Credit Facility was 6.5% at June 30, 2015.

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

We completed the retirement of our $200 million in senior notes on April 24, 2014 and following such retirement we completed the satisfaction and discharge of the Indenture. The transactions leading to the retirement of the senior notes are described below:

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

Exercise of Optional Redemption on March 25, 2014. On March 25, 2014, we called for redemption of all of our remaining outstanding senior notes not purchased prior to the expiration of the tender offer described above, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, we completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding. With a net carrying amount including discount and unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $471,000 was recorded in the second quarter of 2014.

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

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. A hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $34,000 in operating expenses.

Interest Rate Sensitivity. We pay interest on various types of debt instruments to our suppliers, investors and lending institutions. The agreements entail either fixed or variable interest rates. Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either Adjusted Eurodollar or prime rates of interest. Under the 2014 Amendment to the Refinance Agreement’s election facilities’, borrowed funds bear a 1.00% floor or 6 month Adjusted Eurodollar Rate plus an applicable margin of 3.25% for both 2014 First Lien Term Loan and 2015 First Lien Incremental Loan. Under the Second Lien Credit Agreement’s election facilities’, borrowed funds bear a 1.00% floor or 6 month Adjusted Eurodollar Rate plus an applicable margin of 7%. At June 30, 2015, we had $457.2 million outstanding subject to an Adjusted Eurodollar election on the 2014 First Lien Term Loans and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar floor exceeds the current spot rate of 6 month Adjusted Eurodollar, the spot rate would have to increase more than 56 basis points before an additional interest expense would be accrued. An increase of 156 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $6.4 million of interest expense under our first and second lien term loans.  At June 30, 2015, an additional $12.4 million in debt instruments tied to the prime rate. A hypothetical 1% increase in the prime rate for 2014-2015 would have resulted in an annual increase in interest expense of approximately $124,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit to the SEC is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report for their intended purposes.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

For information about risks and uncertainties related to our business, please see the risk factors set forth in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2014, as supplemented and amended by the risk factors in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2015. Those risks are not the only risks relevant to our business; we may face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial as of the date of this report on Form 10-Q.

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

RADNET, INC.
(Registrant)

Date: August 10, 2015	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Joinder Agreement, dated as of April 30, 2015, by and among Barclays Bank PLC, RadNet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet Management, Inc. and Barclays Bank PLC as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 1, 2015).

10.2	RadNet, Inc. 2006 Equity Incentive Plan (Amended and Restated as of April 20, 2015) (incorporated by reference to Appendix A to RadNet, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2015).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Howard G. Berger, M.D pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

