Form 10-Q
period 2015-09-30
RadNet, Inc.
filed 2015-11-09
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding on November 5, 2015 was 46,120,671 shares.

RADNET, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,054	$307
Accounts receivable, net	159,205	148,235
Current portion of deferred tax assets	17,246	17,246
Due from affiliates	2,604	1,561
Prepaid expenses and other current assets	41,194	24,671
Total current assets	256,303	192,020
PROPERTY AND EQUIPMENT, NET	232,477	223,127
OTHER ASSETS
Goodwill	201,450	200,304
Other intangible assets	45,225	47,624
Deferred financing costs, net of current portion	4,294	6,122
Investment in joint ventures	32,434	32,123
Deferred tax assets, net of current portion	32,584	35,334
Deposits and other	4,108	4,026
Total assets	$808,875	$740,680
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$95,058	$97,816
Due to affiliates	5,664	6,289
Deferred revenue	1,323	1,964
Current portion of notes payable	23,391	19,468
Current portion of deferred rent	2,299	2,100
Current portion of obligations under capital leases	8,761	5,637
Total current liabilities	136,496	133,274
LONG-TERM LIABILITIES
Deferred rent, net of current portion	26,299	20,965
Line of credit	–	15,300
Notes payable, net of current portion	606,744	551,059
Obligations under capital lease, net of current portion	7,422	6,143
Other non-current liabilities	5,577	6,241
Total liabilities	782,538	732,982
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 44,495,235 and 42,825,676 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4	4
Paid-in-capital	188,310	177,750
Accumulated other comprehensive loss	(146)	(112)
Accumulated deficit	(165,452)	(172,280)
Total RadNet, Inc.'s stockholders' equity	22,716	5,362
Noncontrolling interests	3,621	2,336
Total equity	26,337	7,698
Total liabilities and equity	$808,875	$740,680

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$192,904	$171,098	$546,337	$498,536
Provision for bad debts	(9,433)	(7,532)	(25,295)	(21,945)
Net service fee revenue	183,471	163,566	521,042	476,591
Revenue under capitation arrangements	24,895	20,493	72,880	55,426
Total net revenue	208,366	184,059	593,922	532,017
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	175,631	153,000	520,348	445,838
Depreciation and amortization	14,601	14,423	43,836	45,193
Loss on sale and disposal of equipment	738	1,289	774	1,581
Severance costs	167	112	297	976
Total operating expenses	191,137	168,824	565,255	493,588

INCOME FROM OPERATIONS	17,229	15,235	28,667	38,429

OTHER INCOME AND EXPENSES
Interest expense	10,546	10,395	30,965	32,503
Meaningful use incentive	–	–	(3,270)	(1,762)
Equity in earnings of joint ventures	(1,992)	(2,009)	(6,301)	(4,722)
Gain on sale of imaging centers	(4,823)	–	(4,823)	–
Loss on early extinguishment of Senior Notes	–	–	–	15,927
Other expenses	8	6	418	4
Total other expenses	3,739	8,392	16,989	41,950

INCOME (LOSS) BEFORE INCOME TAXES	13,490	6,843	11,678	(3,521)
(Provision for) benefit from income taxes	(5,199)	(2,334)	(4,300)	911

NET INCOME (LOSS)	8,291	4,509	7,378	(2,610)
Net income attributable to noncontrolling interests	304	58	550	219

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,987	$4,451	$6,828	$(2,829)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.18	$0.11	$0.16	$(0.07)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.18	$0.10	$0.15	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	43,637,022	41,644,606	43,247,002	40,734,083
Diluted	44,751,936	44,033,580	44,704,323	40,734,083

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME (LOSS)	$8,291	$4,509	$7,378	$(2,610)
Foreign currency translation adjustments	7	(1)	(34)	(38)

COMPREHENSIVE INCOME (LOSS)	8,298	4,508	7,344	(2,648)
Less comprehensive income attributable to non-controlling interests	304	58	550	219

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,994	$4,450	$6,794	$(2,867)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

					Accumulated Other	Total Radnet,	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Inc.'s	controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
BALANCE - JANUARY 1, 2015	42,825,676	$4	$177,750	$(172,280)	$(112)	$5,362	$2,336	$7,698
Issuance of common stock upon exercise of options	814,662	–	594	–	–	594	–	594
Stock-based compensation	–	–	6,309	–	–	6,309	–	6,309
Issuance of restricted stock and other awards	884,423	–	–	–	–	–	–	–
Forfeiture of restricted stock	(29,526)	–	–	–	–	–
Sale of noncontrolling interest	–	–	3,657	–	–	3,657	1,348	5,005
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(613)	(613)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(34)	(34)	–	(34)
Net income	–	–	–	6,828	–	6,828	550	7,378
BALANCE - SEPTEMBER 30, 2015	44,495,235	$4	$188,310	$(165,452)	$(146)	$22,716	$3,621	$26,337

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,378	$(2,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,836	45,193
Provision for bad debts	25,295	21,945
Equity in earnings of joint ventures	(6,301)	(4,722)
Distributions from joint ventures	6,255	7,358
Amortization and write off of deferred financing costs and loan discount	4,000	4,444
Loss on sale and disposal of equipment	774	1,581
Loss on early extinguishment of Senior Notes	–	15,927
Gain on sale of imaging centers	(4,823)	–
Stock-based compensation	6,477	2,069
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(32,485)	(42,887)
Other current assets	(15,628)	(4,754)
Other assets	(1,254)	(72)
Deferred taxes	2,750	(2,461)
Deferred rent	6,034	653
Deferred revenue	(641)	604
Accounts payable , accrued expenses and other	(1,602)	(8,225)
Net cash provided by operating activities	40,065	34,043

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(41,237)	(9,428)
Purchase of noncontrolling interests	–	(196)
Purchase of property and equipment	(38,736)	(33,895)
Proceeds from sale of equipment	648	766
Proceeds from sale of imaging facilities	35,500	–
Proceeds from sale of internal use software	443	–
Equity contributions in existing and purchase of interest in joint ventures	(265)	(1,161)
Net cash used in investing activities	(43,647)	(43,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(6,645)	(16,733)
Proceeds from borrowings	74,401	210,000
Payments on Term Loan Debt/Senior Notes	(17,548)	(211,344)
Deferred financing costs	(531)	(6,650)
Net (payments) proceeds on revolving credit facility	(15,300)	25,100
Distributions paid to noncontrolling interests	(613)	(148)
Proceeds from sale of non-controlling interests	5,005	–
Proceeds from issuance of common stock upon exercise of options/warrants	594	1,546
Net cash provided by financing activities	39,363	1,771

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	(38)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,747	(8,138)
CASH AND CASH EQUIVALENTS, beginning of period	307	8,412
CASH AND CASH EQUIVALENTS, end of period	$36,054	$274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$26,543	$32,389

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $15.7 million and $16.6 million during the nine months ended September 30, 2015 and 2014, respectively, which were not paid for as of September 30, 2015 and 2014, respectively, and accordingly are recorded in our consolidated balance sheets under accounts payable, accrued expenses and other.

During the nine months ended September 30, 2015, we added capital lease debt of approximately $7.8 million

Detail of non-cash investing activities related to acquisitions can be found in Note 2.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. At September 30, 2015 we operated directly or indirectly through joint ventures, 280 imaging centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  Our operations comprise a single segment for financial reporting purposes.

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

We have determined that BRMG and the NY Groups are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  These VIE’s on a combined basis recognized $29.4 million and $23.6 million of revenue, net of management service fees to RadNet for the three months ended September 30, 2015 and 2014, respectively, and $29.4 million and $23.6 million of operating expenses for the three months ended September 30, 2015 and 2014, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $106.7 million and $98.0 million of total billed net service fee revenue relating to these VIE’s for the three months ended September 30, 2015 and 2014, respectively, of which $77.3 million and $74.4 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the three months ended September 30, 2015 and 2014, respectively.

These VIE’s on a combined basis recognized $83.1 million and $65.6 million of revenue, net of management service fees to RadNet for the nine months ended September 30, 2015 and 2014, respectively, and $83.1 million and $65.6 million of operating expenses for the nine months ended September 30, 2015 and 2014, respectively. RadNet recognized in its condensed consolidated statement of operations $320.6 million and $279.6 million of total billed net service fee revenue relating to these VIE’s for the nine months ended September 30, 2015 and 2014, respectively, of which $237.5 million and $213.9 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the nine months ended September 30, 2015 and 2014, respectively.

The cash flows of these VIE’s are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.  In our consolidated balance sheets at September 30, 2015 and December 31, 2014, we have included approximately $77.7 million and $79.7 million, respectively, of accounts receivable and approximately $8.6 million and $9.0 million, respectively, of accounts payable and accrued liabilities, related to these VIE’s combined.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2015 and 2014 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2014, filed on March 16, 2015, as amended.

Significant Accounting Policies

During the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as amended. The information below is intended only to supplement the disclosure in our annual report.

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to centers affiliated with both BRMG and the NY Groups, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Groups as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Groups. As it relates to non-BRMG and NY Groups centers, this service fee revenue is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG and centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and nine months ended September 30, 2015 and 2014 is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Commercial insurance	$114,827	$109,472	$331,670	$314,300
Medicare	40,840	41,203	120,039	118,627
Medicaid	6,117	6,248	17,582	18,214
Workers' compensation/personal injury	7,712	7,821	23,287	22,708
Other	23,408	6,354	53,759	24,687
Service fee revenue, net of contractual allowances and discounts	192,904	171,098	546,337	498,536
Provision for bad debts	(9,433)	(7,532)	(25,295)	(21,945)
Net service fee revenue	183,471	163,566	521,042	476,591
Revenue under capitation arrangements	24,895	20,493	72,880	55,426
Total net revenue	$208,366	$184,059	$593,922	$532,017

Provision for Bad Debts

We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over at least an 18-month look-back period, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process.

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

Meaningful Use Incentive

Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a front desk patient tracking system or Radiology Information System (“RIS”) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software will be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. Once an attestation is accepted by Medicare, payments will be made in four to eight weeks to the same taxpayer identification number and through the same channels as their claims payments are made. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $3.3 million and $1.8 million during the nine months ended September 30, 2015, and 2014, respectively, relating to this incentive.

Software Development Costs

Costs related to the research and development of new software products and enhancements to existing software products all for resale to our customers are expensed as incurred.

We utilize a variety of computerized information systems in the day to day operation of our diagnostic imaging facilities. One such system is our RIS. We have historically utilized third party RIS software solutions and pay monthly fees to outside third party software vendors for the use of this software. We have developed our own RIS solution from the ground up through our wholly owned subsidiary, Radnet Management Information Systems (“RMIS”) deployed this system in the beginning of the first quarter in 2015.

By following the accounting guidance under ASC 350-40, Accounting for the Costs of Computer Software Developed for Internal Use, the costs incurred by RMIS toward the development of this RIS system, which began on August 1, 2010 and continued until December 2014, were capitalized and will be amortized over its useful life which we determined to be 5 years. Total costs capitalized were approximately $6.4 million. We began recording monthly amortization of $107,000 per month for our use of this software in January 2015.

During the nine months ended September 30, 2015, we entered into an agreement to license our RIS system to an outside customer. As of September 30, 2015, we received approximately $443,000 in respect to this licensing agreement. In accordance with ASC 350-40, we recorded the receipt of these funds against the capitalized software costs explained above. We intend to record any future proceeds in the same manner until the carrying value of our capitalized software costs are brought to zero. As of September 30, 2015, the net carrying value of our capitalized software costs was approximately $5.0 million. We continue to record amortization expense of $107,000 per month for our internal use of this software and will continue to do so until the net carrying value of the capitalized software costs are brought to zero.

Liquidity and Capital Resources

We had cash and cash equivalents of $36.1 million and accounts receivable of $159.2 million at September 30, 2015, compared to cash and cash equivalents of $307,000 and accounts receivable of $148.2 million at December 31, 2014. We had a working capital balance of $119.8 million and $58.7 million at September 30, 2015 and December 31, 2014, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended September 30, 2015 and 2014 of $8.0 million and $4.5 million respectively, and net income attributable to RadNet, Inc common stockholders for the nine months ended September 30, 2015 of $6.8 million and net loss of $2.8 million in 2014.  We had stockholders’ equity of $22.7 million and $5.4 million at September 30, 2015 and December 31, 2014, respectively.

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

Included in our condensed consolidated balance sheet at September 30, 2015 is $626.9 million of senior secured term loan debt (net of unamortized discounts of $10.3 million), broken down by loan agreement as follows (in thousands):

	As of September 30, 2015
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$384,176	$(7,440)	$376,736
2015 Incremental First	$73,026	$(528)	$72,498
Second Lien Term Loans	$180,000	$(2,344)	$177,656
Total	$637,202	$(10,312)	$626,890

Our revolving credit facility had no amounts outstanding as of September 30, 2015 and a total potential borrowing capacity of $101.25 million.

As of September 30, 2015, we were in compliance with all financial covenants under our Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan, and the Second Lien Credit Agreement, each as defined below.

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

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the amended Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at September 30, 2015 was 0.53%.

Payments. The scheduled quarterly amortization of the 2015 Incremental First Lien Term Loans is approximately $987,000, beginning in June 2015. The scheduled quarterly amortization for all of the term loans under the Credit Agreement, including the 2015 First Lien Term Loans, was increased to approximately $6.2 million, beginning in June 2015.

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

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates payable under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at September 30, 2015 was 0.53%.

Payments. The scheduled amortization of the term loans under the Credit Agreement increased, starting in June 2014 from quarterly payments of $975,000 to quarterly payments of approximately $5.2 million, with the remaining balance to be paid at maturity. Annual scheduled amortization payments increased by $16.8 million from pre-2014 Amendment terms, representing a rise from 1% per annum to 5% per annum of the initial amount borrowed.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% per annum or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0% per annum. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at September 30, 2015 was 0.53%. The rate paid on the Second Lien Credit Agreement at September 30, 2015 was 8%.

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

Events of Default. In addition to certain events of default, events of default under the Second Lien Credit Agreement include failure to pay the outstanding principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Second Lien Term Loans within five days after the due date, failure of any loan party to comply with any covenant or agreements in the loan documents (subject to applicable grace periods and/or notice requirements), a representation or warranty contained in the loan documents being false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Second Lien Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

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

The revolving credit line bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The Base Rate as defined in the Credit Agreement at September 30, 2015 was 3.25%.

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

NOTE 2 – FACILITY ACQUISITIONS AND DISPOSITIONS

Acquisitions

On September 1, 2015 we completed our acquisition of Murray Hill Radiology and Mammography, P.C. and Murray Hill MRI Holding, LLC, consisting of a single multi-modality imaging center located in Manhattan, New York for a cash consideration of $5.8 million. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $1.6 million of fixed assets, $95,000 of prepaid assets and $4.1 million of goodwill were recorded.

On August 3, 2015 we completed our acquisition of Hanford Imaging, LP, consisting of a single multi-modality imaging center located in Hanford, CA for cash consideration of $1.0 million. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $345,000 of fixed asset and $655,000 of goodwill were recorded.

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

On April 15, 2015 we completed our acquisition of New York Radiology Partners, consisting of eleven multi-modality imaging centers located in Manhattan, New York for cash consideration of $29.8 million and a note to seller of $1.5 million. The facilities provide a full range of radiology services including MRI, PET/CT, Mammography, Ultrasound, X-ray and other related services. We have made a preliminary fair value determination of the acquired assets and assumed liabilities. In total, RadNet acquired assets of $34.5 million, assumed equipment debt of $2.3 million, and assumed current liabilities of $891,000. Asset amounts acquired were $4.6 million in equipment, $12.0 million in leasehold improvements, $12.9 million in goodwill, $600,000 of other intangible assets, and $4.4 million of accounts receivable and other current assets. Current liabilities assumed related to accounts payable, payroll and other related short term obligations. Our preliminary fair value determination will be made final with the help of an outside valuation expert which we expect to have completed by the end of our fourth quarter of 2015.

Dispositions

On August 3, 2015 we sold a 25% non-controlling interest in one of our wholly owned entities, Baltimore County Radiology, LLC (“BCR”) to Lifebridge Health for $5.0 million. On the date of sale, the net book value of this 25% interest was $1.3 million. In accordance with ASC 810-10-45-23, the proceeds in excess of this net book value amounting to $3.7 million was recorded to equity. In addition to the proceeds already received, RadNet has the opportunity to receive approximately $1.2 million in additional proceeds if certain operating performance targets of BCR are achieved within the next 12 months. Any additional amounts received under these contingent performance provisions will be recorded to equity accordingly.

On September 30, 2015 we completed a sale of 10 wholly owned imaging centers from our New Jersey reporting unit, New Jersey Imaging Partners. This sale was made to one of our non-consolidated joint ventures for which we hold a 49% non-controlling interest, New Jersey Imaging Networks, for approximately $35.5 million. We recorded a gain of $4.8 million in the third quarter with respect to this transaction.

NOTE 3 – NEW ACCOUNTING STANDARDS

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16 (“ASU 2015-16”), Business Combinations, (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. An entity will now recognize any adjustments in the reporting period in which the amounts are determined, calculated as if the accounting had been completed at the acquisition date. Disclosure is required for the portion of adjustments recorded in current-period earnings that would have been recorded in previous reporting periods had they been recognized as of the acquisition date. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), Interest – Imputation of Interest, (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to the presentation of debt issuance costs discussed originally in ASU No. 2015-03, which was issued in April 2015 and described below. ASU 2015-15 noted that ASU 2015-03 did not address the debt issue costs in regards to line-of-credit arrangements, which by their nature have fluctuating balances. ASU 2015-15 permits debt issuance costs specifically related to line-of-credit arrangements to be presented as an asset with subsequent amortization to interest expense ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

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

NOTE 4 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$7,987	$4,451	$6,828	$(2,829)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	43,637,022	41,644,606	43,247,002	40,734,083
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.18	$0.11	$0.16	$(0.07)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	43,637,022	41,644,606	43,247,002	40,734,083
Add nonvested restricted stock subject only to service vesting	437,689	1,001,190	484,810	–
Add additional shares issuable upon exercise of stock options and warrants	677,225	1,387,784	972,511	–
Weighted average number of common shares used in calculating diluted net income per share	44,751,936	44,033,580	44,704,323	40,734,083
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.18	$0.10	$0.15	$(0.07)

For the nine months ended September 30, 2014 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

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

The following table is a roll forward of our investment in joint ventures during the nine months ended September 30, 2015 (in thousands):

Balance as of December 31, 2014	$32,123
Equity in earnings in these joint ventures	6,301
Distribution of earnings	(6,255)
Equity contributions in existing joint ventures	265
Balance as of September 30, 2015	$32,434

We earned management service fees from the centers underlying these joint ventures of approximately $2.6 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and $6.4 million and $6.9 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table is a summary of key financial data for these joint ventures as of September 30, 2015 (in thousands) and for the nine months ended September 30, 2015 and 2014 (in thousands):

Balance Sheet Data:	September 30, 2015
Current assets	$17,551
Noncurrent assets	87,527
Current liabilities	(5,044)
Noncurrent liabilities	(42,245)
Total net assets	$57,789

Book value of RadNet joint venture interests	$27,463
Cost in excess of book value of acquired joint venture interests	4,971
Total value of Radnet joint venture interests	$32,434

Total book value of other joint venture partner interests	$30,326

Income statement data for the nine months ended September 30,	2015	2014
Net revenue	$85,305	$73,859
Net income	$13,489	$9,801

NOTE 6 – STOCK-BASED COMPENSATION

Equity Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of September 30, 2015, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over two to five years and expire five to ten years from the date of grant.

As of September 30, 2015, we had outstanding options to acquire 965,009 shares of our Common Stock, of which options to acquire 921,676 shares were exercisable. During the nine months ended September 30, 2015, we did not grant any stock options under our Restated Plan.

The following summarizes all of our stock option transactions during the nine months ended September 30, 2015:

		Weighted Average	Weighted Average Remaining
		Exercise price	Contractual	Aggregate
Outstanding Options		Per Common	Life	Intrinsic
Under the 2006 Plan	Shares	Share	(in years)	Value
Balance, December 31, 2014	2,092,509	$3.58
Granted	–	–
Exercised	(1,102,500)	2.69
Canceled, forfeited or expired	(25,000)	2.22
Balance, September 30, 2015	965,009	4.62	1.07	$1,783,778
Exercisable at September 30, 2015	921,676	4.74	0.98	1,631,678

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the holder had all holders exercised their options on September 30, 2015. Total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was approximately $6.1 million and $5.9 million, respectively. As of September 30, 2015, total unrecognized stock-based compensation expense related to non-vested options was $21,000, which is expected to be recognized over a weighted average period of approximately 1.1 years.

Restricted Stock Awards

The Restated Plan permits the issuance of restricted stock awards (“RSA’s”). As of September 30, 2015, we have issued a total of 3,461,208 RSA’s, of which 2,623,314 RSA’s have previously vested, 29,526 RSA’s were forfeited and 808,369 RSA’s remained unvested at September 30, 2015.

The following summarizes all unvested RSA activities during the nine months ended September 30, 2015:

		Weighted- Average
		Remaining	Weighted-
		Contractual	Average
	RSA’s	Term (Years)	Fair Value
RSA's outstanding at December 31, 2014	942,023		$1.96
Changes during the period
Granted	744,423		$8.60
Vested	(848,552)		$4.55
Forfeited	(29,526)		$5.59
RSA's unvested at September 30, 2015	808,369	0.71	$5.22

We determine the fair value of all RSA’s based on the closing price of our common stock on the date of award.

In sum, of the 12,000,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2015, we had 3,431,683 RSA’s, net of 29,526 RSA’s forfeited (of which 808,369 shares were subject to further vesting), outstanding options to acquire 965,009 shares, and 3,924,567 shares of common stock available for future awards. We had previously granted options and other awards to acquire 3,678,741 shares which have been issued.

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$383,216	$–	$383,216	$384,176
2015 Incremental First		72,843		72,843	73,026
Second Lien Term Loans		172,800	$–	172,800	180,000

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$394,753	$–	$394,753	$399,750
Second Lien Term Loans	–	178,200	–	178,200	180,000

The carrying value of our revolving credit facility at December 31, 2014 of $15.3 million approximated its fair value. There was no revolving credit facility balance at September 30, 2015.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 16, 2015, Radnet purchased substantially all of the assets of Diagnostic Imaging Group, LLC (“DIG”), for approximately $56.7 million in cash and 1.5 million shares of RadNet common stock. The purchase agreement also provides for the possibility of earn-out payments based on future revenues over the 60 months following the closing of the transaction. The acquisition adds 17 new locations to our existing portfolio of imaging centers in the New York City area.

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

Overview

We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. At September 30, 2015 we operated directly or indirectly through joint ventures, 280 imaging centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  Our operations comprise a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the nine months ended September 30, 2015 and 2014, we performed 4,183,494 and 3,570,949 diagnostic imaging procedures, respectively, and generated total net revenue of $593.9 million and $532.0 million, respectively.

The condensed consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”).  The condensed consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Managed Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc., all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

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

We have determined that BRMG and the NY Groups are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  These VIE’s on a combined basis recognized $29.4 million and $23.6 million of revenue, net of management service fees to RadNet for the three months ended September 30, 2015 and 2014, respectively, and $29.4 million and $23.6 million of operating expenses for the three months ended September 30, 2015 and 2014, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $106.7 million and $98.0 million of total billed net service fee revenue relating to these VIE’s for the three months ended September 30, 2015 and 2014, respectively, of which $77.3 million and $74.4 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the three months ended September 30, 2015 and 2014, respectively.

These VIE’s on a combined basis recognized $83.1 million and $65.6 million of revenue, net of management service fees to RadNet for the nine months ended September 30, 2015 and 2014, respectively, and $83.1 million and $65.6 million of operating expenses for the nine months ended September 30, 2015 and 2014, respectively. RadNet recognized in its condensed consolidated statement of operations $320.6 million and $279.6 million of total billed net service fee revenue relating to these VIE’s for the nine months ended September 30, 2015 and 2014, respectively, of which $237.5 million and $213.9 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the nine months ended September 30, 2015 and 2014, respectively.

The cash flows of these VIE’s are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.  In our consolidated balance sheets at September 30, 2015 and December 31, 2014, we have included approximately $77.7 million and $79.7 million, respectively, of accounts receivable and approximately $8.6 million and $9.0 million, respectively, of accounts payable and accrued liabilities, related to these VIE’s combined.

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

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to centers affiliated with both BRMG and the NY Groups, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Groups as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Groups. As it relates to non-BRMG and NY Groups centers, this service fee revenue is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG and NY Groups centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and nine months ended September 30, 2015 and 2014 is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Commercial insurance	$114,827	$109,472	$331,670	$314,300
Medicare	40,840	41,203	120,039	118,627
Medicaid	6,117	6,248	17,582	18,214
Workers' compensation/personal injury	7,712	7,821	23,287	22,708
Other	23,408	6,354	53,759	24,687
Service fee revenue, net of contractual allowances and discounts	192,904	171,098	546,337	498,536
Provision for bad debts	(9,433)	(7,532)	(25,295)	(21,945)
Net service fee revenue	183,471	163,566	521,042	476,591
Revenue under capitation arrangements	24,895	20,493	72,880	55,426
Total net revenue	$208,366	$184,059	$593,922	$532,017

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

Deferred Tax Assets

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. At September 30, 2015, we determined that approximately $49.8 million of our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at September 30, 2015 totaled $201.5 million. Indefinite Lived Intangible Assets at September 30, 2015 totaled $6.8 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2014, noting no impairment, and have not identified any indicators of impairment through September 30, 2015.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2015.

Software Development Costs

Costs related to the research and development of new software products and enhancements to existing software products all for resale to our customers are expensed as incurred.

We utilize a variety of computerized information systems in the day to day operation of our diagnostic imaging facilities. One such system is our front desk patient tracking system or Radiology Information System (“RIS”). We have historically utilized third party RIS software solutions and pay monthly fees to outside third party software vendors for the use of this software. We have developed our own RIS solution from the ground up through our wholly owned subsidiary, Radnet Management Information Systems (“RMIS”) deployed this system in the beginning of the first quarter in 2015.

By following the accounting guidance under ASC 350-40, Accounting for the Costs of Computer Software Developed for Internal Use, the costs incurred by RMIS toward the development of this RIS system, which began on August 1, 2010 and continued until December 2014, were capitalized and will be amortized over its useful life which we determined to be 5 years. Total costs capitalized were approximately $6.4 million. We began recording monthly amortization of $107,000 per month for our use of this software in January 2015.

During the nine months ended September 30, 2015, we entered into an agreement to license our RIS system to an outside customer. As of September 30, 2015, we received approximately $443,000 in respect to this licensing agreement. In accordance with ASC 350-40, we recorded the receipt of these funds against the capitalized software costs explained above. We intend to record any future proceeds in the same manner until the carrying value of our capitalized software costs are brought to zero. As of September 30, 2015, the net carrying value of our capitalized software costs was approximately $5.0 million. We continue to record amortization expense of $107,000 per month for our internal use of this software and will continue to do so until the net carrying value of the capitalized software costs are brought to zero.

New Accounting Standards

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-16 (“ASU 2015-16”), Business Combinations, (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. An entity will now recognize any adjustments in the reporting period in which the amounts are determined, calculated as if the accounting had been completed at the acquisition date. Disclosure is required for the portion of adjustments recorded in current-period earnings that would have been recorded in previous reporting periods had they been recognized as of the acquisition date. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), Interest – Imputation of Interest, (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to the presentation of debt issuance costs discussed originally in ASU No. 2015-03, which was issued in April 2015 and described below. ASU 2015-15 noted that ASU 2015-03 did not address the debt issue costs in regards to line-of-credit arrangements, which by their nature have fluctuating balances. ASU 2015-15 permits debt issuance costs specifically related to line-of-credit arrangements to be presented as an asset with subsequent amortization to interest expense ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest, (Subtopic 835-30). ASU 2015-03 changes the accounting method for debt issuance costs from a deferred charge (i.e. an asset) to a contra liability in part because such costs provide no future economic benefit. Debt issue costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

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

RADNET, INC. AND SUBSIDIARIES

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.6%	89.3%	88.2%	90.0%
Provision for bad debts	-4.3%	-3.9%	-4.1%	-4.0%
Net service fee revenue	84.2%	85.4%	84.1%	86.0%
Revenue under capitation arrangements	11.4%	10.7%	11.8%	10.0%
Total net revenue	95.7%	96.1%	95.9%	96.0%

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	80.6%	79.9%	84.0%	80.5%
Depreciation and amortization	6.7%	7.5%	7.1%	8.2%
Loss on sale and disposal of equipment	0.3%	0.7%	0.1%	0.3%
Severance costs	0.1%	0.1%	0.0%	0.2%
Total operating expenses	87.8%	88.1%	91.3%	89.1%

INCOME FROM OPERATIONS	7.9%	8.0%	4.6%	6.9%

OTHER INCOME AND EXPENSES
Interest expense	4.8%	5.4%	5.0%	5.9%
Meaningful use incentive	0.0%	0.0%	-0.5%	-0.3%
Equity in earnings of joint ventures	-0.9%	-1.0%	-1.0%	-0.9%
Gain on sale of imaging centers	-2.2%	0.0%	-0.8%	0.0%
Loss on early extinguishment of Senior Notes	0.0%	0.0%	0.0%	2.9%
Other expenses	0.0%	0.0%	0.1%	0.0%
Total other expenses	1.7%	4.4%	2.8%	7.6%

INCOME (LOSS) BEFORE INCOME TAXES	6.2%	3.6%	1.8%	-0.6%
(Provision for) Benefit From income taxes	-2.4%	-1.2%	-0.7%	0.2%

NET INCOME (LOSS)	3.8%	2.4%	1.1%	-0.5%
Net income attributable to noncontrolling interests	0.1%	0.0%	0.1%	0.0%

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	3.7%	2.3%	1.0%	-0.5%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Service Fee Revenue

Service fee revenue for the three months ended September 30, 2015 was $192.9 million compared to $171.1 million for the three months ended September 30, 2014, an increase of $21.8 million, or 12.7%.

Service fee revenue, including only those centers which were in operation throughout the third quarters of both 2015 and 2014 experienced an increase of $6.8 million or 4.0%, as a result of increased procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2014. For the three months ended September 30, 2015, service fee revenue from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $15.8 million. For the three months ended September 30, 2014, service fee revenue from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $736,000.

Provision for Bad Debts

Provision for bad debts increased $1.9 million, or 25.2%, to approximately $9.4 million, or 4.9% of service fee revenue, for the three months ended September 30, 2015 compared to $7.5 million, or 4.4% of service fee revenue, for the three months ended September 30, 2014.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended September 30, 2015 was $24.9 million compared to $20.5 million for the three months ended September 30, 2014, an increase of $4.4 million or 21.5%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the third quarters of both 2015 and 2014 increased $3.9 million, or 19.0%. This 19.0% increase is due to both new and expanded contractual relationships with private insurers. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2014. For the three months ended September 30, 2015, revenue under capitation arrangements from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $504,000.

Operating Expenses

Cost of operations for the three months ended September 30, 2015 increased approximately $22.6 million, or 14.8%, from $153.0 million for the three months ended September 30, 2014 to $175.6 million for the three months ended September 30, 2015. The following table sets forth our cost of operations and total operating expenses for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014

Salaries and professional reading fees, excluding stock-based compensation	$95,131	$84,422
Stock-based compensation	906	432
Building and equipment rental	18,129	16,088
Medical supplies	10,809	10,314
Other operating expenses *	50,656	41,744
Cost of operations	175,631	153,000

Depreciation and amortization	14,601	14,423
Loss on sale and disposal of equipment	738	1,289
Severance costs	167	112
Total operating expenses	$191,137	$168,824

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $10.7 million, or 12.7%, to $95.1 million for the three months ended September 30, 2015 compared to $84.4 million for the three months ended September 30, 2014.

Salaries and professional reading fees, including only those centers which were in operation throughout the third quarters of both 2015 and 2014, increased $5.0 million, or 5.9%. The 5.9% increase is due to higher procedure volumes as compared to the same period in the prior year. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2014. For the three months ended September 30, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $6.1 million. For the three months ended September 30, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $344,000.

Stock-based compensation

Stock-based compensation increased $474,000, or 109.7%, to approximately $906,000 for the three months ended September 30, 2015 compared to $432,000 for the three months ended September 30, 2014. This increase was driven by the higher fair value of RSA’s awarded and vested in the third quarter of 2015 as compared to RSA’s awarded and vested in the prior year’s third quarter.

Building and equipment rental

Building and equipment rental expenses increased $2.0 million or 12.7%, to $18.1 million for the three months ended September 30, 2015 compared to $16.1 million for the three months ended September 30, 2014.

Building and equipment rental expenses, including only those centers which were in operation throughout the third quarters of both 2015 and 2014, increased $291,000, or 1.8%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2014. For the three months ended September 30, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $1.8 million. For the three months ended September 30, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $91,000.

Medical supplies

Medical supplies expense increased $495,000, or 4.8%, to $10.8 million for the three months ended September 30, 2015 compared to $10.3 million for the three months ended September 30, 2014.

Medical supplies expenses, including only those centers which were in operation throughout the third quarters of both 2015 and 2014, decreased $585,000, or 5.8%. This 5.8% decrease is attributable to rebates received from suppliers. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2014. For the three months ended September 30, 2015, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $1.3 million. For the three months ended September 30, 2014, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $172,000.

Other operating expenses

Other operating expenses increased $8.9 million, or 21.4%, to $50.6 million for the three months ended September 30, 2015 compared to $41.7 million for the three months ended September 30, 2014.

Other operating expenses, including only those centers which were in operation throughout the third quarters of both 2015 and 2014, increased $6.1 million, or 14.6%. This 14.6% increase relates to added staffing and related expenses to support the increase in capitation revenue in the quarterly period ending September 30, 2015 over the same period ending September 30, 2014. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2014. For the three months ended September 30, 2015, other operating expense from centers that were acquired or divested subsequent July 1, 2014 and excluded from the above comparison was $2.9 million. For the three months ended September 30, 2014, other operating expenses from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $97,000.

Depreciation and amortization

Depreciation and amortization decreased $178,000, or 1.2%, to $14.6 million for the three months ended September 30, 2015 compared to $14.4 million for the three months ended September 30, 2014.

Depreciation and amortization, including only those centers which were in operation throughout the third quarters of both 2015 and 2014, decreased $815,000, or 5.7%. The decrease is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our first quarter of 2015. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2014. For the three months ended September 30, 2015, depreciation expense from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $1.1 million. For the three months ended September 30, 2014, depreciation expense from centers that were acquired or divested subsequent to July 1, 2014 and excluded from the above comparison was $64,000.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $738,000 for the three months ended September 30, 2015 and approximately $1.3 million for the three months ended September 30, 2014.

Interest expense

Interest expense for the three months ended September 30, 2015 increased approximately $151,000, or 1.5%, to $10.5 million for the three months ended September 30, 2015 compared to $10.4 million for the three months ended September 30, 2014. Interest expense for each of the three months ended September 30, 2015 and 2014 included $1.4 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt, and unfavorable contracts. Excluding these non-cash amounts for each period, interest expense increased approximately $70,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to interest expense stemming from the 2015 Incremental First Lien Term Loans transaction. See “Liquidity and Capital Resources” section below.

Equity in earnings from unconsolidated joint ventures

We recognized equity in earnings from unconsolidated joint ventures of $2.0 million for each of the three months ended September 30, 2015 and September 30, 2014, respectively.

Gain on Sale of Imaging Center

We recognized a gain on the sale of 10 wholly owned imaging centers to the New Jersey Imaging Networks in the amount of $4.8 million for the three months ending September 30, 2015. See Note 2 in the Notes to Financial Statements above for further information.

Provision for income taxes

We had an income tax expense for the three months ended September 30, 2015 of $5.2 million or 38.5% of income before income taxes, compared to the three months ended September 30, 2014 with income tax expense of $2.3 million or 34.1% of income before income taxes. The increase primarily relates to projected taxes stemming from the gain on the sale of the New Jersey Imaging centers.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Service Fee Revenue

Service fee revenue for the nine months ended September 30, 2015 was $546.3 million compared to $498.5 million for the nine months ended September 30, 2014, an increase of $47.8 million, or 9.6%.

Service fee revenue, including only those centers which were in operation throughout the first three quarters of both 2015 and 2014 increased $18.4 million or 3.8%, as business ramp ups and improved weather conditions led to increased procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2014. For the nine months ended September 30, 2015, service fee revenue from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $39.2 million. For the nine months ended September 30, 2014, service fee revenue from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $9.8 million.

Provision for Bad Debts

Provision for bad debts increased $3.4 million, or 15.3%, to approximately $25.3 million, or 4.6% of service fee revenue, for the nine months ended September 30, 2015 compared to $21.9 million, or 4.4% of service fee revenue, for the nine months ended September 30, 2014.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the nine months ended September 30, 2015 was $72.9 million compared to $55.4 million for the nine months ended September 30, 2014, an increase of $17.5 million or 31.5%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first three quarters of both 2015 and 2014 increased $14.6 million, or 26.8%. This 26.8% increase was mainly due to expanded contractual relationships with private insurers. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2014. For the nine months ended September 30, 2015, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $4.0 million. For the nine months ended September 30, 2014, capitation revenue from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $1.1 million.

Operating Expenses

Cost of operations for the nine months ended September 30, 2015 increased approximately $74.5 million, or 16.7%, from $445.8 million for the nine months ended September 30, 2014 to $520.3 million for the nine months ended September 30, 2015. The following table sets forth our cost of operations and total operating expenses for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014

Salaries and professional reading fees, excluding stock-based compensation	$278,243	$244,479
Stock-based compensation	6,475	2,068
Building and equipment rental	52,852	47,374
Medical supplies	36,330	30,620
Other operating expenses *	146,448	121,297
Cost of operations	520,348	445,838

Depreciation and amortization	43,836	45,193
Loss on sale and disposal of equipment	774	1,581
Severance costs	297	976
Total operating expenses	$565,255	$493,588

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $33.8 million, or 13.8%, to $278.2 million for the nine months ended September 30, 2015 compared to $244.5 million for the nine months ended September 30, 2014.

Salaries and professional reading fees, including only those centers which were in operation throughout the first three quarters of both 2015 and 2014, increased $17.7 million, or 7.4%. The 7.4% increase is congruent with the rise in total procedure volumes over the same period in the prior year. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the nine months ended September 30, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $22.1 million. For the nine months ended September 30, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was approximately $6.0 million.

Stock-based compensation

Stock-based compensation increased $4.4 million, or 213.0%, to approximately $6.5 million for the nine months ended September 30, 2015 compared to $2.1 million for the nine months ended September 30, 2014. This increase was driven by the higher fair value of RSA’s awarded and vested in 2015 as compared to RSA’s awarded and vested in the prior year.

Building and equipment rental

Building and equipment rental expenses increased $5.5 million or 11.6%, to $52.9 million for the nine months ended September 30, 2015 compared to $47.4 million for the nine months ended September 30, 2014.

Building and equipment rental expenses, including only those centers which were in operation throughout the first and third quarters of both 2015 and 2014, increased $1.6 million, or 3.4%. This 3.4% increase is mainly related to additional radiology equipment operating leases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the nine months ended September 30, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $4.6 million. For the nine months ended September 30, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was approximately $759,000.

Medical supplies

Medical supplies expense increased $5.7 million, or 18.6%, to $36.3 million for the nine months ended September 30, 2015 compared to $30.6 million for the nine months ended September 30, 2014.

Medical supplies expenses, including only those centers which were in operation throughout the first nine months of both 2015 and 2014, increased $2.5 million, or 8.1%. This 8.1% rise is primarily attributable to both increased purchases stemming from higher procedure volumes along with supplier price increases. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the nine months ended September 30, 2015, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $3.5 million. For the nine months ended September 30, 2014, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $265,000.

Other operating expenses

Other operating expenses increased $25.2 million, or 20.7%, to $146.4 million for the nine months ended September 30, 2015 compared to $121.3 million for the nine months ended September 30, 2014.

Other operating expenses, including only those centers which were in operation throughout the first nine months of both 2015 and 2014, increased $16.3 million, or 13.7%. This 13.7% increase is primarily attributable to added staffing and related expenses to support the increase in capitation and fee for service revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the nine months ended September 30, 2015, other operating expense from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $10.9 million. For the nine months ended September 30, 2014, other operating expense from centers that were acquired or divested subsequent to January 1, 2014 was $2.0 million.

Depreciation and amortization

Depreciation and amortization decreased $1.4 million, or 3.0%, to $43.8 million for the nine months ended September 30, 2015 compared to $45.2 million for the nine months ended September 30, 2014.

Depreciation and amortization, including only those centers which were in operation throughout the first nine months of both 2015 and 2014, decreased $4.1 million, or 9.2%. The decrease is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our first quarter of 2015. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2014. For the nine months ended September 30, 2015, depreciation expense from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $3.3 million. For the nine months ended September 30, 2014, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $616,000.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $774,000 for the nine months ended September 30, 2015 and approximately $1.6 million for the nine months ended September 30, 2014.

Interest expense

Interest expense for the nine months ended September 30, 2015 decreased approximately $1.5 million, or 4.7%, to $31.0 million for the nine months ended September 30, 2015 compared to $32.5 million for the nine months ended September 30, 2014. Interest expense for the nine months ended September 30, 2015 included $4.0 million of combined non-cash amortization of deferred loan costs and discount on issuance of debt. Interest expense for the nine months ended September 30, 2014 included $4.4 million of non-cash amortization and write-off of deferred loan costs due to refinance and discount on issuance of debt. Excluding these non-cash amounts for each period, interest expense decreased approximately $1.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was primarily due to a reduction in interest expense stemming from the redemption of the $200 million senior notes in exchange for the First and Second Lien Term Loans. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Meaningful use incentive

For the nine months ended September 30, 2015 and September 30, 2014, we recognized other income from meaningful use incentive in the amount of $3.3 million and $1.8 million, respectively. These amounts were earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2015 we recognized equity in earnings from unconsolidated joint ventures of $6.3 million versus $4.7 million for the nine months ended September 30, 2014, an increase of $1.6 million or 33.4%.

Gain on Sale of Imaging Center

We recognized a gain on the sale of 10 wholly owned imaging centers to the New Jersey Imaging Networks in the amount of $4.8 million for the three months ending September 30, 2015. See Note 2 in the Notes to Financial Statements above for further information.

Loss on early extinguishment of Senior Notes

For the nine months ended September 30, 2014, we recognized a $15.9 million loss on early extinguishment of debt through our tender offer for our senior notes. Completion of the tender was conditioned on the closing of the amendment to the First Lien and Second Lien Credit and Guaranty Agreement. See “Liquidity and Capital Resources” below and Note 1 to the condensed consolidated financial statements contained herein for more details on our debt refinancing. There was no comparable loss for the nine months ended September 30, 2015.

Provision for income taxes

We had tax expense for the nine months ended September 30, 2015 of $4.3 million or 36.8% of income before income taxes, compared to a tax benefit for the nine months ended September 30, 2014 of $911,000 or 25.9% of loss before income taxes. The difference primarily relates to the negative impact for loss on debt extinguishment incurred during 2014 and a positive impact due to the gain on sale of the New Jersey imaging centers in 2015.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss) attributable to RadNet, Inc. common stockholders	$7,987	$4,451	$6,828	$(2,829)
Plus provision for (benefit from) income taxes	5,199	2,334	4,300	(911)
Plus other expenses (income)	8	6	418	4
Plus loss on early extinguishment of Senior Notes	–	–	–	15,927
Plus interest expense	10,546	10,395	30,965	32,503
Plus severance costs	167	112	297	976
Plus loss on sale and disposal of equipment	738	1,289	774	1,581
Less gain on sale of imaging center	(4,823)	–	(4,823)	–
Plus depreciation and amortization	14,601	14,423	43,836	45,193
Plus non-cash employee stock-based compensation	906	432	6,477	2,069
Adjusted EBITDA	$35,329	$33,442	$89,072	$94,513

Liquidity and Capital Resources

We had cash and cash equivalents of $36.1 million and accounts receivable of $159.2 million at September 30, 2015, compared to cash and cash equivalents of $307,000 and accounts receivable of $148.2 million at December 31, 2014. We had a working capital balance of $119.8 million and $58.7 million at September 30, 2015 and December 31, 2014, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended September 30, 2015 and 2014 of $8.0 million and $4.5 million respectively, and net income attributable to RadNet, Inc common stockholders for the nine months ended September 30, 2015 of $6.8 million and net loss of $2.8 million in 2014. We had stockholders’ equity of $22.7 million and $5.4 million at September 30, 2015 and December 31, 2014, respectively.

Under the 2014 Amendment to the Credit Agreement and the 2015 Incremental First Lien Term Loans explained in further detail below, the scheduled annual amortization payments on total First Lien Term Loans increased from 1% per annum to 5.3% per annum. As a result, scheduled amortization increased by $20.8 million from pre-amendment terms. This $20.8 million additional cash obligation will be partially offset by annual interest savings of approximately $5.0 million under the terms of the Second Lien Term Loan as compared to that under the retired Senior Notes. We expect to fund this approximately $15.8 million net increase in amortization payments from cash provided by operating activities. Cash flows from operating activities were $40.1 million for the nine months ended September 30, 2015 and $34.0 million for the nine months ended September 30, 2014.

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

Included in our condensed consolidated balance sheet at September 30, 2015 is $626.9 million of senior secured term loan debt (net of unamortized discounts of $10.3 million), broken down by loan agreement as follows (in thousands):

	As of September 30, 2015
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$384,176	$(7,440)	$376,736
2015 Incremental First	$73,026	$(528)	$72,498
Second Lien Term Loans	$180,000	$(2,344)	$177,656
Total	$637,202	$(10,312)	$626,890

Our revolving credit facility had no amounts outstanding as of September 30, 2015 and a total potential borrowing capacity of $101.25 million.

As of September 30, 2015, we were in compliance with all financial covenants under our Credit Agreement, as modified by the 2015 Incremental First Lien Term Loan, and the Second Lien Credit Agreement, each as defined below.

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

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the amended Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at September 30, 2015 was 0.53%.

Payments. The scheduled quarterly amortization of the 2015 Incremental First Lien Term Loans is approximately $987,000, beginning in June 2015. The scheduled quarterly amortization for all of the term loans under the Credit Agreement, including the 2015 First Lien Term Loans, was increased to approximately $6.2 million, beginning in June 2015.

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

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates payable under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at September 30, 2015 was 0.53%.

Payments. The scheduled amortization of the term loans under the Credit Agreement increased, starting in June 2014 from quarterly payments of $975,000 to quarterly payments of approximately $5.2 million, with the remaining balance to be paid at maturity. Annual scheduled amortization payments increased by $16.8 million from pre-2014 Amendment terms, representing a rise from 1% per annum to 5% per annum of the initial amount borrowed.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% per annum or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0% per annum. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at September 30, 2015 was 0.53%. The rate paid on the Second Lien Credit Agreement at September 30, 2015 was 8%.

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

Events of Default. In addition to certain events of default, events of default under the Second Lien Credit Agreement include failure to pay the outstanding principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Second Lien Term Loans within five days after the due date, failure of any loan party to comply with any covenant or agreements in the loan documents (subject to applicable grace periods and/or notice requirements), a representation or warranty contained in the loan documents being false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Second Lien Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

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

The revolving credit line bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The Base Rate as defined in the Credit Agreement at September 30, 2015 was 3.25%.

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

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. A hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $32,000 in operating expenses.

Interest Rate Sensitivity. We pay interest on various types of debt instruments to our suppliers, investors and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either adjusted eurodollar or prime rates of interest. Under the Credit Agreement’s election facilities’, borrowed funds bear a 1.00% floor or 6 month Adjusted Eurodollar Rate plus an applicable margin of 3.25% for all first lien tranche B term loans, including both 2014 First Lien Term and 2015 First Lien Incremental Loans. Under the Second Lien Credit Agreement’s election facilities’, borrowed funds bear a 1.00% floor or 6 month Adjusted Eurodollar Rate plus an applicable margin of 7%. At September 30, 2015, we had $457.2 million outstanding subject to an Adjusted Eurodollar election on all first lien tranche B term loans under the Credit Agreement and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar Rate floor exceeds the current spot rate of 6 month Adjusted Eurodollar, the spot rate would have to increase more than 47 basis points before an additional interest expense would be accrued. An increase of 147 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $6.4 million of interest expense under our first and second lien term loans.  At September 30, 2015, an additional $6.2 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate for 2014-2015 would have resulted in an annual increase in interest expense of approximately $62,000.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RADNET, INC.
(Registrant)

Date: November 9, 2015	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Asset Purchase Agreement dated as of October 1, 2015 among Mid Rockland Imaging Partners, Inc. Diagnotic Imaging Group LLC, Diagnostic Imaging Group Holdings, LLC, New Primecare, LLC, and Flushing Medical Arts Building, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 20, 2015).

10.1*	RadNet, Inc. 2006 Equity Incentive Plan (Amended and Restated as of April 20, 2015) (incorporated by reference to Appendix A to RadNet, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2015).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Howard G. Berger, M.D pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

*	Indicates management contract or compensatory plan.

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

