Form 10-K
period 2015-12-31
RadNet, Inc.
filed 2016-03-15
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $266,105,775 on June 30, 2015 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2015.

The number of shares of the registrant’s common stock outstanding on March 10, 2016, was 47,193,286

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this annual report or any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this annual report, except to the extent required by law

ii

PART I

Item 1.	Business

Business Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2015, we operated directly or indirectly through joint ventures with hospitals, 300 centers located in California, Delaware, Florida, Maryland, New Jersey, New York, and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop leading positions in regional markets in order to leverage operational efficiencies. Our scale and density within selected geographies provide close, long-term relationships with key payors, radiology groups and referring physicians. Each of our center-level and regional operations teams is responsible for managing relationships with local physicians and payors, meeting our standards of patient service and maintaining profitability. We provide training programs, standardized policies and procedures and sharing of best practices among the physicians in our regional networks.

In addition to our imaging services, one of our subsidiaries, eRAD, Inc., develops and sells computerized systems for the imaging industry, including Picture Archiving Communications Systems (“PACS”). Another one of our subsidiaries, Imaging On Call LLC, provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals and imaging center customers. Teleradiology is the process of transmitting radiological patient images, such as X-rays, CTs, and MRIs, from one location to another for the purposes of interpretation and/or consultation. Teleradiology allows radiologists to provide services without actually having to be at the location of the patient and allows trained specialists to be available 24/7. In addition to providing alternative revenue sources for us, the capabilities of both eRAD and Imaging On Call are designed to make the RadNet imaging center operations more efficient and cost effective.

In December 2015 we entered into a multi-year strategic relationship with Imaging Advantage LLC. We will collaborate to develop business models to deliver radiology services. In addition, the State of Qatar selected RadNet to help direct Screen for Life, a public-private partnership with the Qatari government to provide screening services as part its national health strategy.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2015, 2014 and 2013, we performed 5,638,979, 4,828,488, and 4,525,490 diagnostic imaging procedures and generated net revenue of $809.6 million, $717.6 million, and $703.0 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2015, 2014 and 2013 is included in the consolidated financial statements and notes thereto in this annual report.

We typically experience some seasonality to our business. During the first quarter of each year we generally experience the lowest volumes of procedures and the lowest level of revenue for any quarter during the year.  This is primarily the result of two factors.  First, our volumes and revenue are typically impacted by winter weather conditions in our northeastern operations.  It is common for snowstorms and other inclement weather to result in patient appointment cancellations and, in some cases, imaging center closures.  Second, in recent years, we have provided care to an increased number of patients participating in high deductible health plans.  The patient deductible amount resents each January resulting in initially greater patient out of pocket expenditures until deductible limits are met. During this initial period of typically two to three months patients may defer medical service

History of our Business

We became incorporated in Delaware in 2008 and have been in business since 1985.

We develop our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions, see Item 7 - “Management’s Discussion and Analysis and Results of Operations—Recent Developments and Facility Acquisitions” below.

In addition to our imaging business, our eRAD, Inc. subsidiary is a provider of PACS and related workflow solutions to the radiology industry.  Over 250 hospitals, teleradiology businesses, imaging centers and specialty physician groups use eRAD’s technology to distribute, display, store and retrieve digital images taken from all diagnostic imaging modalities.  eRAD has approximately 56 employees, including a research and development team of 19 software engineers in Budapest, Hungary.

We have also assembled an industry leading team of software developers, based out of Prince Edward Island, Canada, to create radiology workflow solutions known as Radiology Information Systems (“RIS”) focused exclusively on RadNet’s internal use. All 22 members of this Canadian based team have significant software development expertise in radiology, and together with eRAD and its PACS technology, are creating fully integrated solutions to manage all aspects of RadNet’s internal information needs.

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

Available Information

All reports we file with the Securities and Exchange Commission are available free of charge via EDGAR through the SEC website at www.sec.gov In addition you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We also maintain a website at www.radnet.com. where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after the material is electronically filed with the Securities and Exchange Commission. References to our website in this report are provided as a convenience and the information contained on, or otherwise accessible through, the website is not incorporated by reference into, nor does it form a part of this annual report on Form 10-K or any other document that we file with the Securities and Exchange Commission.

Industry Overview

  Diagnostic imaging involves the use of non-invasive procedures to generate representations of internal anatomy and function that can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures facilitate the early diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Diagnostic imaging procedures include MRI, CT, PET, nuclear medicine, ultrasound, mammography, X-ray and fluoroscopy. We estimate that the national imaging market in the United States is $100 billion annually and we project mid-single digit growth for MRI, CT and PET/CT over the next several years, driven by the aging of the U.S. population, wider physician and payor acceptance for imaging technologies, and greater consumer and physician awareness of diagnostic screening capabilities.

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

Mobile Imaging

While many hospitals own or lease their own equipment, certain hospitals provide diagnostic imaging services by contracting with providers of mobile imaging services. Using specially designed trailers, mobile imaging service providers transport imaging equipment and provide services to hospitals and clinics on a part-time or full-time basis, thus allowing small to mid-size hospitals and clinics that do not have the patient demand to justify fixed on-site access to advanced diagnostic imaging technology. Diagnostic imaging providers contract directly with the hospital or clinic and are typically reimbursed directly by them.

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

 MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord, abdomen, heart and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. A typical MRI examination takes from 20 to 45 minutes. MRI systems are designed as either open or closed and have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2015, we had 231 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. As of December 31, 2015, we had 144 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2015, we had 46 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2015, we had 49 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2015, we had 393 X-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2015, we had 498 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2015, we had 260 mammography systems in operation.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2015, we had 105 fluoroscopy systems in operation.

Industry Trends

We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population

Persons over the age of 65 comprise one of the fastest growing segments of the population in the United States. According to the United States Census Bureau, this group is expected to increase as much as 39% from 2010 to 2020. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

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

Additional improvements in imaging technologies, contrast agents and scan capabilities are leading to new non-invasive diagnostic imaging application, including methods of diagnosing blockages in the heart’s vital coronary arteries, liver metastases, pelvic diseases and vascular abnormalities without exploratory surgery. We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient and non-invasive, as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will further increase the use of imaging services. At the same time, the industry has increasingly used upgrades to existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe the use of equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the near-term horizon that will displace MRI, CT or PET as the principal advanced diagnostic imaging modalities.

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

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2015, we operated 300 centers in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

Our Comprehensive "Multi-Modality" Diagnostic Imaging Offering

The vast majority of our centers offer multiple types of imaging procedures, driving strong relationships with referring physicians and payors in our markets and a diversified revenue base. At each of our multi-modality facilities, we offer patients and referring physicians one location to serve their needs for multiple procedures. This prevents multiple patient visits or unnecessary travel between facilities, thereby increasing patient throughput and decreasing costs and time delays. Our revenue is generated by a broad mix of modalities. We believe our multi-modality strategy lessens our exposure to reimbursement changes in any specific modality.

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

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. In 2015, we received approximately 57% of our payments from commercial insurance payors, 12% from managed care capitated payors, 20% from Medicare and 3% from Medicaid. With the exception of Blue Cross/Blue Shield, which are managed by different entities in each of the states in which we operate, and Medicare, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2015.

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

Optimize Operating Efficiencies

We try to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience excess demand. We will continue to trim excess operating and general and administrative costs where it is feasible to do so. We may also continue to use, where appropriate, highly trained radiology physician assistants to perform, under appropriate supervision of radiologists, basic services traditionally performed by radiologists. We will continue to upgrade our advanced information technology system to create cost reductions for our facilities in areas such as image storage, support personnel and financial management.

Expand Our Networks

We intend to continue to expand the number of our facilities both organically and through targeted acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. Our current plans are to strengthen our market presence in geographic areas where we currently have existing operations and to expand into neighboring and other areas where we believe we can compete effectively. We perform extensive due diligence before developing a new facility or acquiring an existing facility or entering into a joint venture with a hospital to manage a facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

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

At all but 13 of our California facilities, we contract for the provision of professional medical services directly with BRMG, or indirectly through BRMG with other radiology groups.

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

BRMG and New York Groups

BRMG, owned 99% indirectly by Dr. Berger, our President and CEO provides, directly or indirectly, all of the professional medical services at nearly all of our facilities located in California under a management agreement with us, and employs physicians or contracts with various independent physicians and physician groups to provide the professional medical services at most of our California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc..

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

As of December 31, 2015, BRMG employed or contracted for 209 full-time and 20 part-time radiologists. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2015, this percentage was 78%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•	The agreement expires on January 1, 2024. The agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2015, he owned indirectly 99% of the equity of BRMG.

•	At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities, except for 13 facilities for which we contract with separate medical groups.

•	At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

•	If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

•	If we want to open a new facility in California, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

•	BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

We contract with eight medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York, the “New York Groups”. These contracts are similar to our contract with BRMG. Four of these groups are owned by John V Crues, III, M.D., Radnet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

Non-BRMG and New York Groups entity locations

At the 13 centers in California where BRMG does not provide professional medical services, and at all of the centers which are located outside of California, with the exception of centers located in the New York, New York area, we have entered into long-term contracts with prominent third-party radiology groups in the area to provide physician services at those facilities. These arrangements also allow us to comply with the prohibition against the “corporate practice” of medicine in other states in which we operate (except in Florida which does not have an equivalent statute prohibiting the corporate practice of medicine).

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

Payors

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Revenue
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Commercial Insurance (1)(2)	57%	56%	55%
Managed Care Capitated Payors	12%	13%	13%
Medicare& Medicaid	23%	24%	24%

(1) Includes Blue Cross/Blue Shield plans, which represented 20% of our net service fee revenue for the years ended December 31, 2015, 2014, and 2013.

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

Medicare/Medicaid

Medicare is the federal health insurance program for people age 65 or older and people under age 65 with certain disabilities. Medicaid, funded by both the federal government and states, is a state-administered health insurance program for qualifying low-income and medically needy persons. For services for which we bill Medicare directly or indirectly, including through contracted radiologists, we are paid under the Medicare Physician Fee Schedule. Under the Protecting Access to Medicare Act of 2014, Congress introduced a new quality incentive program that, effective January 1, 2016, reduces Medicare payments for certain CT services reimbursed through the Medicare Physician Fee Schedule that are furnished using equipment that does not meet certain dose optimization and management standards. Medicare patients usually pay a 20% co-payment unless they have secondary insurance. Medicaid rates are set by the individual states for each state program and Medicaid patients may be responsible for a modest co-payment.

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

Facilities

We operate 139 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 12 in Delaware, 3 in Florida, 54 in Maryland, 19 in New Jersey, 23 in the Rochester and Hudson Valley areas of New York, 45 in New York Cityas well as 5 in Rhode Island. We lease the premises at which these facilities are located.

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

The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2015:

	Year Ended
	December 31,
	2011	2012	2013	2014	2015

Total facilities owned or managed (at beginning of the year)	201	233	246	250	259
Facilities added by:
Acquisition	33	25	12	22	43
Internal development	2	–	–	–	1
Facilities closed or sold	-3	-12	-8	-13	-3
Total facilities owned (at year end)	233	246	250	259	300

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2015, the quantity of principal diagnostic equipment available at our facilities, by region:

	MRI	Open/MRI	CT	PET/CT	Mammo	Ultrasound	X-ray	NucMed	Fluoroscopy	Total
California	65	25	49	21	92	209	125	19	54	659
Florida	2	1	2	1	3	5	3	4	2	23
Delaware	6	–	6	–	5	14	20	3	2	56
New Jersey	18	1	14	3	17	29	25	2	10	119
New York	48	3	34	7	75	125	105	6	13	416
Maryland	53	6	36	14	66	112	111	15	24	437
Rhode Island	3	–	3	–	2	4	4	–	–	16
Total	195	36	144	46	260	498	393	49	105	1,726

The average age of our MRI and CT units is less than six years, and the average age of our PET units is less than four years. The useful life of our MRI, CT and PET units is typically ten years.

Facility Acquisitions

Information regarding our facility acquisitions can be found within Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Notes 4 and 5 to our consolidated financial statements included in this annual report on Form 10-K.

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

We have historically utilized third-party software for our front desk patient tracking system, which we refer to as a Radiology Information System, or RIS. We have developed our own RIS through our team of software development engineers and began running this internally developed system in the first quarter of 2015.

Personnel

At December 31, 2015, we had a total of 5,265 full-time, 815 part-time and 1,304 per diem employees, including those employed by BRMG. These numbers include 209 full-time and 20 part-time physicians and 1,230 full-time, 469 part-time and 664 per-diem technologists.

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

Sales and Marketing

At December 31, 2015, our California sales and marketing team consisted of one director of marketing and 47 customer service representatives, while our eastern marketing team consisted of one director of marketing and 116 customer sales representatives. Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs.

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

Sports Marketing Program

RadNet Inc. has a sports marketing division. We provide diagnostic digital X-ray services for the Los Angeles Lakers, Clippers, Kings and Sparks at the Staples Center. X-ray is performed at the Coliseum for the University of California football team. In exchange for these services, each team provides RadNet with season tickets, parking and advertising space in the program book. RadNet also provides radiology services at many of our imaging centers for the Los Angeles Angels, Anaheim Ducks, Oakland Athletics and Los Angeles Kiss Arena Football.

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

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2015, capital lease obligations, excluding interest, totaled approximately $16.4 million through 2021, including current installments totaling approximately $10.0 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

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

We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities, the quality of our diagnostic imaging services and technologists and the ability to establish and maintain relationships with healthcare providers and referring physicians. See “Competitive Strengths” above. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment

Each of the non-BRMG contracted radiology practices has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In certain states, like California, a covenant not to compete is enforced in limited circumstances involving the sale of a business. In other states, a covenant not to compete will be enforced only:

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2015, approximately 20% of our revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

U.S. Federal Budget and Sequestration

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

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 126 of our 139 California facilities. Professional medical services are provided at our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2024, with automatic renewals for 10-year periods, and our management agreements with other groups are also for multiple years, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

We may experience risks associated with the new strategic partnership with Imaging Advantage LLC

In December 2015, we entered into a multi-year strategic relationship with Imaging Advantage LLC. Under the terms of such agreement, we have agreed to collaborate to deploy innovative models of delivering radiology services. While we expect this strategic relationship to increase our profitability and expand our operations, we may never realize the anticipated benefits of such relationship.

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

For the year ended December 31, 2015, we derived approximately 11.7% of our net service fee revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

Changes in the method or rates of third-party reimbursement could have a negative impact on our results

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

On April 16, 2015, the President signed into law the Medicare Access and CHIP Reauthorization Act (H.R. 2), which provides for sweeping changes to how Medicare pays physicians, as well as averts the 21% reduction to Medicare payments under the Medicare Physician Fee Schedule that was scheduled to take effect on April 1, 2016. H.R. 2, among other things, repealed the Sustainable Growth Rate (“SGR”) formula. The SGR formula was enacted in 1997 and was linked to the growth in the U.S. gross domestic product, which led Congress to repeatedly intervene to mitigate the negative reimbursement impact associated with it. H.R. 2 provides that for services paid under the physician fee schedule and furnished during calendar years 2016 through 2019, Medicare’s payment rates will increase by 0.5% per year over calendar year 2015. Fees will remain at the 2019 level through 2025, but high performing providers participating in alternative payment models will have the opportunity for additional payments. Such payments will be based upon quality, resource use, clinical practice improvement activities and meaningful use of electronic health record technology. Given that the value-based payment mechanisms have yet to take effect, we cannot determine the impact of such payments models on our business at this time. However, in general, shifting to value-based care may decrease our revenue and require us to invest heavily in new IT infrastructure and analytic tools.

In 2013, Congress adjusted Medicare payment rates for physician imaging services in an attempt to better reflect actual usage, by revising upward the assumed usage rate for diagnostic imaging equipment costing more than $1 million to 90% effective January, 1, 2014. Additionally, under the Protecting Access to Medicare Act of 2014 (“PAMA”), Congress introduced a new quality incentive program that, effective January 1, 2016, reduces Medicare payment for certain CT services reimbursed through the Medicare Physician Fee Schedule that are furnished using equipment that does not meet certain dose optimization and management standards. Other changes in reimbursement for services rendered by Medicare Advantage plans may reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

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

We may never realize expected synergies, business opportunities and growth prospects in connection with our acquisitions.. We may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. In addition, integrating operations will require significant efforts and expenses on our part. Personnel may leave or be terminated because of an acquisition. Our management may have its attention diverted while trying to integrate an acquisition. If these factors limit our ability to integrate the operations of an acquisition successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies as a result of the acquisition, may not be met. In addition, our growth and operating strategies for a target’s business may be different from the strategies that the target company pursued prior to our acquisition. If our strategies are not the proper strategies, they could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 15 acquisitions. These acquisitions have added 66 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

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

We had net income attributable to RadNet common stockholders of $7.7 million, $1.4 million, and $2.1 million for the years ended December 31, 2015, 2014, and 2013 respectively. As of December 31, 2015, our equity was $36.5 million. As a whole, results have shown improvement over the past three years. However, if we cannot continue to generate income in sufficient amounts, we will not be able to pay our obligations as they become due, which could adversely impact our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2015, our total indebtedness was $640.7 million, $631.0 million of which constituted guaranty indebtedness. Our substantial indebtedness could also:

•	make it difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of interest rate increases on our variable rate borrowings, including borrowings under our new senior secured credit facilities;

•	increase our vulnerability to adverse general economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

Increases in interest rates could increase the amount of our debt payments and reduce out operating cash flows.

We have incurred significant indebtedness that accrues interest at variable rate borrowing and we may incur additional debt in the future. Increases in interest rates on our current outstanding debt or any other debt we may incur will reduce our operating cash flows and if we need to repay any of our variable rate borrowing during period of high interest rates, we could be required to forgo other opportunities in order to repay the debt which may not permit us to realize future earnings of those forgone opportunities.

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

A restriction in our ability to make capital expenditures would restrict our growth and could adversely affect our business.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging facilities and the acquisition of additional facilities and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace equipment for existing facilities and expand within our existing markets and enter new markets. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations. To the extent we are unable to generate sufficient cash from our operations, funds are not available from our lenders or we are unable to structure or obtain financing through operating leases, long-term installment notes or capital leases, we may be unable to meet our capital expenditure requirements to support the maintenance and continued growth of our operations.

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

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2015, approximately 23% of our net service fee revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. Credentialing of physicians is required by our payors prior to commencing payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

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

Some of our imaging procedures use radioactive materials, which generate medical and other regulated wastes. For example, patients are injected with a radioactive substance before undergoing a PET scan. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental and health and safety laws and regulations. Also, we cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. Although we maintain professional liability insurance coverage in amounts we believe is consistent with industry practice in the event of an accident, we could be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our professional liability insurance.

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

Continued turbulence in domestic and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our patients. If these market conditions continue, they may increase expenses associated with borrowing, limit our ability, and the ability of our patients, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

Budget decisions by the California State Legislature could have an impact on our revenue.

139 of our 300 facilities are located in California and one to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program. To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 139 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Several of our facilities are located in areas of Florida and the east coast that have suffered from hurricanes and other harsh weather, including winter snow storms that have in the past caused us to close our facilities. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2014 through December 31, 2015, the trading price of our common stock fluctuated from a high of $10.35 per share to a low of $1.50 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, and approximately 21,500 square feet is occupied under these leases, which expire (with options to extend) on June 30, 2017. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2018. In addition, we lease approximately 60,000 square feet of warehouse space under leases nationwide, which expire at various dates, including options, through August 2031. As of December 31, 2015, total square footage under lease, including medical office, administrative and storage locations was approximately 2.2 million square feet.

We operate 139 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 12 in Delaware, 3 in Florida, 54 in Maryland, 19 in New Jersey, 23 in the Rochester and Hudson Valley areas of New York, 45 in New York City, as well as 5 in Rhode Island. We lease the premises at which these facilities are located. Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 15 years depending upon the agreed upon terms with the local landlord. Rents under our facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

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

	Low	High
Quarter Ended
December 31, 2015	$5.19	$7.50
September 30, 2015	5.25	7.85
June 30, 2015	6.18	9.30
March 31, 2015	7.15	9.40

December 31, 2014	$6.36	$10.35
September 30, 2014	4.71	8.12
June 30, 2014	2.82	7.67
March 31, 2014	1.50	3.00

The last low and high prices for our common stock on the NASDAQ Global Market for the period from January 1 to March 10, 2016 were $4.87 and $6.33, respectively.

Holders

As of March 10, 2016, the number of holders of record of our common stock was 835. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that the number of beneficial owners of our common stock is approximately 4,000.

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

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2016 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2010 to 2015 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2010 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15
RadNet, Inc.	-24.47	18.78	-33.99	411.38	-27,63
S&P 500 Index	2.11	16.00	32.39	13.69	1.38
S&P Health Care Sector	12.73	17.89	41.46	25.34	6.89

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15
RadNet, Inc.	100	75.53	89.72	59.22	302.84	219,15
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P Health Care Sector	100	112.73	132.90	188.00	235.63	251.87

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data set forth below as of December 31, 2013, 2012 and 2011, are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this annual report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates. As a result of the contractual and operational relationship among BRMG, Dr. Berger, the New York Groups, Dr. Crues and the Company, we are considered to have a controlling financial interest in BRMG and the New York Groups (collectively, the “Professional Entities”) pursuant to applicable accounting guidance. Due to the deemed controlling financial interest, we are required to include the Professional Entities as consolidated entities in our consolidated financial statements. This means, for example, that revenue generated by the Professional Entities from the provision of professional medical services to our patients, as well as the Professional Entities costs of providing those services, are included as net revenue and cost of operations in our consolidated statement of operations, whereas the management fee that the Professional Entities’ pay to us under our management agreement with the Professional Entities is eliminated as a result of the consolidation of our results with those of the Professional Entities. Also, because the Professional Entities are consolidated in our financial statements, any borrowings or advances we have received from or made to the Professional Entities have been eliminated in our consolidated balance sheet. If the Professional Entities were not treated as consolidated entities in our consolidated financial statements, the presentation of certain items in our income statement, such as net service fee revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of the Professional Entities from all sources closely approximates its expenses, including Dr. Berger’s and Dr Crues’ compensation, fees payable to us and amounts payable to third parties.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:

Net revenue	$809,628	$717,569	$702,986	$647,153	$585,121
Operating expenses:
Cost of operations, excluding depreciation and amortization	708,289	602,652	598,655	542,993	477,828
Depreciation and amortization	60,611	59,258	58,890	57,740	57,481
Loss (gain) on sale and disposal of equipment, net	866	1,113	1,032	456	(2,240)
Gain on sale of imaging center and de-consolidation of joint venture	(5,434)	–	(2,108)	(2,777)	–
Meaningful use incentive	(3,270)	(2,034)	–	–	–
Loss on extinguishment of debt	–	15,927	–	–	–
Net income attributable to RadNet common stockholders	7,709	1,376	2,120	59,834	7,231

Basic income per share attributable to RadNet common stockholders	0.18	0.03	0.05	1.58	0.19

Diluted income per share attributable to RadNet common stockholders	0.17	0.03	0.05	1.52	0.19

Balance Sheet Data:

Cash and cash equivalents	$446	$307	$8,412	$362	$2,455
Total assets	838,435	740,680	722,576	710,864	619,188
Total long-term liabilities	644,322	599,708	601,977	598,507	566,615
Total liabilities	801,974	732,982	720,366	717,548	688,995
Working capital	72,870	58,746	57,955	36,859	29,947
Equity (deficit)	36,461	7,698	2,210	(6,684)	(69,807)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2015, we operated directly or indirectly through joint ventures, 300 centers located in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. As of December 31, 2015, we had in operation 231 MRI systems, 144 CT systems, 46 PET or combination PET/CT systems, 49 nuclear medicine systems, 393 X-ray systems, 260 mammography systems, 498 ultrasound systems, and 105 fluoroscopy systems.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2015, 2014 and 2013, we performed 5,638,979, 4,828,488, and 4,525,490 diagnostic imaging procedures and generated net revenue of $809.6 million, $717.6 million, and $703.0 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2015, 2014 and 2013 is included in the consolidated financial statements and notes thereto in this annual report.

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. For the year ended December 31, 2015, we received approximately 69% of our payments from commercial insurance payors and from managed care capitated payors, 20% from Medicare 3% from Medicaid, 4% from Workers Compensation programs and 4% from other sources. With the exception of Blue Cross/Blue Shield, which represents approximately 20% and government payors amounting to approximately 23% of revenues respectively, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2015.

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

During 2015 we continued to focus on those core activities which have contributed to our success. We invested in or acquired a number of new facilities, adding a net of forty-one facilities over the number in operation at the beginning of the year. Those acquisitions were concentrated in our key markets of California and New York, and enhanced our position in those leading markets.

We finished the year with cash and cash equivalents of $446,000 and accounts receivable of $162.8 million. Working capital increased to $72.9 million at December 31, 2015 from $58.7 million at December 31, 2014. We continue to maintain our $101.25 million revolving credit facility. At December 31, 2015 we had no aggregate balance on the revolving credit line and the total borrowing capacity is available.

The consolidated financial statements in this annual report include the accounts of Radnet Management, BRMG and the New York Groups. The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc., Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of Radnet Management.

Accounting Standards Codification (ASC) 810-10-15-14, Consolidation, stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all voting interest entities in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Facility Acquisitions and Dispositions

Acquisitions

On October 1, 2015 we completed our acquisition of certain assets of Diagnostic Imaging Group, LLC (DIG), consisting of seventeen multi-modality imaging centers located in the boroughs of Brooklyn and Queens, New York, for the following: cash consideration of $54.6 million ($49.6 million paid at execution, $5 million to be paid 18 months after acquisition or earlier if certain conditions are met), the assumption of $2.1 million in equipment debt, and issuance of 1.5 million RadNet common shares valued at $8.3 million on the acquisition date. The facilities provide a full range of radiology services including MRI, PET/CT, Mammography, Ultrasound, X-ray and other related services. The transaction also includes contingent consideration that is payable equal to five times the amount by which collections on the sellers’ historical revenue exceeds a defined threshold. The estimated fair value of the liability on the acquisition date and as of December 31, 2015 is zero which is based on the probability of exceeding defined thresholds. Detail of the assets acquired and liabilities assumed are stated in Note 4 to our consolidated financial statements.

On October 1, 2015 we completed our acquisition of certain assets of Philip L. Chatham, M.D., Inc., an oncology practice with offices in the Los Angeles, CA area, for consideration of $916,000, paid in shares of equal value of the common stock of RadNet, Inc. and $300,000 in cash. We have made a fair value determination of the acquired assets and approximately $26,000 of fixed assets, $100,000 covenant not to compete intangible asset, $300,000 of medical supplies and $790,000 of goodwill were recorded with respect to this transaction.

On September 1, 2015 we completed our acquisition of certain assets of Murray Hill Radiology and Mammography, P.C. and Murray Hill MRI Holding, LLC, consisting of a single multi-modality imaging center located in Manhattan, New York for a cash consideration of $5.8 million. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $1.6 million of fixed assets, $95,000 of prepaid assets and $4.1 million of goodwill were recorded.

On August 3, 2015 we completed our acquisition of certain assets of Hanford Imaging, LP, consisting of a single multi-modality imaging center located in Hanford, CA for cash consideration of $1.0 million. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $215,000 of fixed asset and $785,000 of goodwill were recorded.

On June 1, 2015 we completed our acquisition of certain assets of Healthcare Radiology and Diagnostic systems, PLLC, consisting of a single multi-modality imaging center located in the Bronx, NY area for cash consideration of $425,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of net assets and acquired approximately $134,500 of fixed assets and $290,500 of leasehold improvements.

On May 1, 2015 we completed our acquisition of certain assets of California Radiology consisting of six multi-modality imaging centers located in Los Angeles, California for cash consideration of $4.2 million. The facilities provide MRI, PET/CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $217,000 of equipment, $1.7 million of leasehold improvements, $34,000 in other assets, $100,000 of other intangible assets relating to a covenant not to compete contract and $2.1 million of goodwill were recorded with respect to this transaction.

On April 15, 2015 we completed our acquisition of certain assets of New York Radiology Partners, consisting of eleven multi-modality imaging centers located in Manhattan, New York for cash consideration of $29.8 million, a note to seller of $1.5 million, and the assumption of equipment debt of $2.3 million. The facilities provide a full range of radiology services including MRI, PET/CT, Mammography, Ultrasound, X-ray and other related services. With the use of an outside valuation expert, we have made a fair value determination of the acquired assets and assumed liabilities. In total, RadNet acquired assets of $34.5 million and assumed current liabilities of $891,000. Asset amounts acquired were $6.9 million in equipment, $11.6 million in leasehold improvements, $9.9 million in goodwill, $1.2 million in intangible assets, and $4.9 million of accounts receivable and other assets. Current liabilities assumed related to accounts payable, payroll and other related short term obligations.

Dispositions

On September 30, 2015 we completed a sale of 10 wholly owned imaging centers from New Jersey Imaging Partners, Inc. This sale was made to one of our non-consolidated joint ventures for which we hold a 49% non-controlling interest, The New Jersey Imaging Network, L.L.C., for approximately $35.5 million. We recorded a gain of $5.4 million with respect to this transaction.

On August 3, 2015 we sold a 25% non-controlling interest in one of our wholly owned entities, Baltimore County Radiology, LLC (“BCR”) to Lifebridge Health for $5.0 million. On the date of sale, the net book value of this 25% interest was $1.3 million. In accordance with ASC 810-10-45-23, Consolidation, the proceeds in excess of this net book value amounting to $3.7 million was recorded to equity. In addition to the proceeds already received, RadNet has the opportunity to receive approximately $1.2 million in additional proceeds if certain operating performance targets of BCR are achieved within the next 12 months following the effective date of the sale. Any additional amounts received under these contingent performance provisions will be recorded to equity accordingly.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue before provision for bad debts.

	Years Ended December 31,
	2015	2014	2013
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.3%	89.7%	91.0%
Provision for bad debts	-4.3%	-4.0%	-3.8%
Net service fee revenue	84.0%	85.7%	87.2%
Revenue under capitation arrangements	11.7%	10.3%	9.0%
Total net revenue	95.7%	96.0%	96.2%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	83.8%	80.6%	81.9%
Depreciation and amortization	7.2%	7.9%	8.1%
Loss on sale and disposal of equipment	0.1%	0.1%	0.1%
Severance costs	0.1%	0.2%	0.1%
Total operating expenses	91.1%	88.9%	90.2%
INCOME FROM OPERATIONS	4.6%	7.1%	6.0%

OTHER INCOME AND EXPENSES
Interest expense	4.9%	5.7%	6.3%
Meaningful use incentive	-0.4%	-0.3%	0.0%
Equity in earnings of joint ventures	-1.1%	-0.9%	-0.8%
Gain on sale of imaging centers	-0.6%	0.0%	-0.3%
Loss on early extinguishment of senior notes	0.0%	2.1%	0.0%
Total other expenses	2.8%	6.6%	5.1%
INCOME BEFORE INCOME TAXES	1.8%	0.5%	0.8%
Provision for income taxes	-0.7%	-0.3%	-0.5%
NET INCOME	1.1%	0.2%	0.4%
Net income attributable to noncontrolling interests	0.1%	0.0%	0.0%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	1.0%	0.2%	0.3%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Service Fee Revenue, net of contractual allowances and discounts

Service fee revenue, net of contractual allowances and discounts for the year ended December 31, 2015 was $746.8 million compared to $670.1 million for the year ended December 31, 2014, an increase of $76.6 million, or 11.4%.

Service fee revenue, net of contractual allowances and discounts, including only those centers which were in operation throughout the full fiscal years of both 2015 and 2014, increased $10.6 million, or 1.7%. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2014. For the year ended December 31, 2015, service fee revenue, net of contractual allowances and discounts, from centers that were acquired subsequent to January 1, 2014 and excluded from the above comparison was $113.8 million. For the year ended December 31, 2014, net revenue from centers that were acquired subsequent to January 1, 2014 and excluded from the above comparison was $47.7 million.

Provision for bad debts

Provision for bad debts increased $6.2 million, or 20.9%, to $36.0 million, or 4.3% of net revenue, for the year ended December 31, 2015 compared to $29.8 million, or 4.0% of net revenue, for the year ended December 31, 2014.

Revenue under capitation arrangements

Revenue under capitation arrangements for the year ended December 31, 2015 was $98.9 million compared to $77.2 million for the year ended December 31, 2014, an increase of $21.7 million, or 28.0%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the full fiscal years of both 2015 and 2014, increased $16.6 million, or 22.2%. This 22.2% increase is due to additional capitation contracts entered into during 2015 over 2014. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2014. For the year ended December 31, 2015, revenue under capitation arrangements from centers that were acquired subsequent to January 1, 2014 and excluded from the above comparison was $7.3 million. For the year ended December 31, 2014, net revenue from centers that were acquired subsequent to January 1, 2014 and excluded from the above comparison was $2.2 million.

Operating expenses

Cost of operations for the year ended December 31, 2015 increased approximately $105.6 million, or 17.5%, from $602.7 million for the year ended December 31, 2014 to $708.3 million for the year ended December 31, 2015. The following table sets forth our operating expenses for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014

Salaries and professional reading fees, excluding stock-based compensation	$376,407	$329,394
Stock-based compensation	7,647	2,500
Building and equipment rental	71,666	64,492
Medical supplies	49,417	41,348
Other operating expenses *	203,152	164,918
Cost of operations	708,289	602,652

Depreciation and amortization	60,611	59,258
Loss on sale and disposal of equipment	866	1,113
Severance costs	745	1,241
Total operating expenses	$770,511	$664,264

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $47.0 million, or 14.3%, to $376.4 million for the year ended December 31, 2015, compared to $329.4 million for the year ended December 31, 2014.

Salaries and professional reading fees, including only those centers which were in operation throughout the full fiscal years of both 2015 and 2014, increased $13.4 million, or 4.3%. This 4.3% increase driven by increases in volume resulting in staffing needs to service increased procedures. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2014. For the year ended December 31, 2015, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2014 and excluded from the above comparison was $51.3 million. For the year ended December 31, 2014, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2014, and excluded from the above comparison was $17.7 million.

•	Stock-based compensation

Stock-based compensation increased $5.1 million, or 205.9%, to $7.6 million for the year ended December 31, 2015 compared to $2.5 million for the year ended December 31, 2014. This increase was driven by the higher fair value of stock based compensation awarded and vested in the year 2015 as compared to 2014.

•	Building and equipment rental

Building and equipment rental expenses increased $7.2 million, or 11.1%, to $71.7 million for the year ended December 31, 2015, compared to $64.5 million for the year ended December 31, 2014.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2015 and 2014, decreased $149,000, or 0.2%. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2014. For the year ended December 31, 2015, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2014, and excluded from the above comparison, was $11.2 million. For the year ended December 31, 2014, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2014, and excluded from the above comparison, was $3.9 million.

•	Medical supplies

Medical supplies expense increased $8.1 million, or 19.5%, to $49.4 million for the year ended December 31, 2015, compared to $41.3 million for the year ended December 31, 2014.

Medical supplies expense, including only those centers which were in operation throughout the full fiscal years of both 2015 and 2014, increased $3.4 million, or 8.7%. This 8.7% increase is primarily due to the increased procedure volumes of advanced imaging procedures such as MRIs, PET, and CT scans. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2014. For the year ended December 31, 2015, medical supplies expense from centers that were acquired subsequent to January 1, 2014, and excluded from the above comparison was $6.7 million. For the year ended December 31, 2014, medical supplies expense from centers that were acquired subsequent to January 1, 2014, and excluded from the above comparison was $2.0 million.

•	Other operating expenses

Other operating expenses increased $38.2 million, or 23.2%, to $203.2 million for the year ended December 31, 2015 compared to $164.9 million for the year ended December 31, 2014.

Other operating expenses, including only those centers which were in operation throughout the full fiscal years of both 2015 and 2014, increased $22.7 million or 14.7%. The 14.7% increase relates to additional outside services to support the sub-contracting of imaging operations in areas where we do not have centers, repairs and maintenance of equipment post the initial warranty period, and additional administration expenses in support of the rollout of the RIS system.. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2014. For the year ended December 31, 2015, other operating expenses from centers that were acquired subsequent to January 1, 2014, and excluded from the above comparison were $25.7 million. For the year ended December 31, 2014, other operating expenses from centers that were acquired subsequent to January 1, 2014, and excluded from the above comparison were $10.1 million.

•	Depreciation and amortization expense

Depreciation and amortization expense increased $1.4 million, or 2.3%, to $60.6 million for the year ended December 31, 2015 when compared to the same period last year.

Depreciation and amortization expense at those centers which were in operation throughout the full fiscal years of both 2015 and 2014, decreased $2.2 million or 4.0%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2014.  For the year ended December 31, 2015, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2014 and excluded from the above comparison was $7.9 million.  For the year ended December 31, 2014, depreciation and amortization from centers that were acquired subsequent to January 1, 2014, and excluded from the above comparison was $4.4 million.

•	Loss on sale and disposal of equipment

Loss on sale of equipment was $866,000 and $1.1 million for the years ended December 31, 2015 and 2014, respectively, and primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

•	Severance costs

During the year ended December 31, 2015, we recorded severance costs of $745,000 compared to $1.2 million recorded during the year ended December 31,2014. In each period, these costs were primarily associated with the integration of acquired operations and other cost saving measures.

Interest expense

Interest expense decreased approximately $1.0 million, or 2.4%, to $41.7 million for the year ended December 31, 2015 compared to $42.7 million for the year ended December 31, 2014.  Interest expense for the year ended December 31, 2015 included $5.4 million of amortization of deferred financing costs and discount on issuance of debt. Interest expense for the year ended December 31, 2014 included $5.1 million of amortization of deferred financing costs and discount on issuance of debt, as well as a write off of $665,000 of deferred financing costs in relation to the early extinguishment of $200 million in 10 3/8% senior unsecured notes due 2018. Excluding these adjustments to interest expense for each period, interest expense decreased approximately $680,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily due to the 2014 Amendment and the Second Lien Credit Agreement. See “Liquidity and Capital Resources” below for more details on our financing activity during 2015.

Meaningful use incentive

For the year ended December 31, 2015, we recognized other income from meaningful use incentive in the amount of $3.3 million. This amount was earned under a Medicare program to promote the use of electronic health record technology. See Note 2 to our consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures increased $2.0 million or 28.1% to $8.9 million for the year ended December 31, 2015 compared to $7.0 million for the year ended December 31, 2014. The increase was mainly due to the sale of our imaging centers from our New Jersey reporting unit, New Jersey Imaging Partners, Inc. to one of our non-consolidated joint ventures for which we hold a 49% non-controlling interest, The New Jersey Imaging Network, L.L.C., during 2015. See Note 4 to our consolidated financial statements contained herein for more details.

Gain on sale of imaging center

We recognized a gain on the sale of 10 wholly owned imaging centers to The New Jersey Imaging Network, L.L.C. in the amount of $5.4 million for the twelve months ended December 31, 2015. See Note 4 to consolidated financial statements contained herein for more details.

Other expenses / income

For the year ended December 31, 2015 we recorded approximately $419,000 of other expenses, mainly related to acquisition activity. For the year ended December 31, 2014, we recorded $3,000 of other expenses.

Provision for income tax expense

For the years ended December 31, 2015 and December 31, 2014, we recorded income tax expense of $6.0 million and $2.0 million, respectively.  See Note 10 to our consolidated financial statements contained herein for more details.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Service fee revenue, net of contractual allowances and discounts

Service fee revenue, net of contractual allowances and discounts for the year ended December 31, 2014 was $670.1 million compared to $665.3 million for the year ended December 31, 2013, an increase of $4.8 million, or 0.7%.

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

Provision for bad debts

Provision for bad debts increased $1.9 million, or 6.8%, to $29.8 million, or 4.0% of net revenue, for the year ended December 31, 2014 compared to $27.9 million, or 3.8% of net revenue, for the year ended December 31, 2013.

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

Depreciation and amortization expense at those centers which were in operation throughout the full fiscal years of both 2014 and 2013, decreased $1.5 million or 2.5%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2013.  For the year ended December 31, 2014, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $2.8 million.  For the year ended December 31, 2013, depreciation and amortization from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison was $969,000.

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

Interest expense

Interest expense decreased approximately $3.1 million, or 6.7%, to $42.7 million for the year ended December 31, 2014 compared to $45.8 million for the year ended December 31, 2013.  Interest expense for the year ended December 31, 2014 included $5.1 million of amortization of deferred financing costs and discount on issuance of debt, as well as a write off of $665,000 of deferred financing costs in relation to the early extinguishment of $200 million in 10 3/8% senior unsecured notes due 2018. Interest expense for the year ended December 31, 2013 included $4.6 million of amortization of deferred financing costs and discount on issuance of debt. Excluding these adjustments to interest expense for each period, interest expense decreased approximately $4.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease was primarily due to the 2014 Amendment and Second Lien Credit Agreement. See “Liquidity and Capital Resources” below for more details on our financing activity during 2014.

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

Loss on early extinguishment of senior notes

For the year ended December 31, 2014, we recognized a $15.9 million loss on early extinguishment of debt through our tender offer for our senior notes. Completion of the tender was conditioned on the closing of the 2014 Amendment and the Second Lien Credit Agreement. See “Liquidity and Capital Resources” below and Note 8 to our consolidated financial statements contained herein for more details on our debt refinancing.

Other expenses / income

For the year ended December 31, 2014 we recorded approximately $3,000 of other expenses. For the year ended December 31, 2013, we recorded $228,000 of other expenses primarily relating to costs associated with our credit facilities. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Provision for income tax expense

For the years ended December 31, 2014 and December 31, 2013, we recorded income tax expense of $2.0 million and $3.5 million, respectively.  See Note 10 to our consolidated financial statements contained herein for more details.

Adjusted EBITDA

We use both GAAP and non-GAAP metrics to measure our financial results. We believe that, in addition to GAAP metrics, these non-GAAP metrics assist us in measuring our cash generated from operations and ability to service our debt obligations.

One non-GAAP measure we believe assists us is Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishments, bargain purchase gains, loss on de-consolidation of joint ventures and non-cash equity compensation.  Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or one-time events that take place during the period. We believe this information is useful to investory and other interested parties because we are highly leveraged and our Adjusted EBITDA metric removes non-cash and nonrecurring charges that occur in the affected period and provides a basis for measuring the Company’s financial condition against other quarters.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2015, 2014, and 2013, respectively (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income attributable to RadNet, Inc. common stockholders	$7,709	$1,376	$2,120
Plus provision for income taxes	6,007	1,967	3,510
Plus other expenses	419	3	228
Plus loss on early extinguishment of Senior Notes	–	15,927	–
Plus interest expense	41,684	42,727	45,791
Plus severance costs	745	1,241	806
Plus loss on sale and disposal of equipment	866	1,113	1,032
Plus legal settlements	1,425	401	–
Less gain on sale of imaging center	(5,434)	–	(2,108)
Plus depreciation and amortization	60,611	59,258	58,890
Plus non-cash employee stock-based compensation	7,647	2,500	2,574
Adjusted EBITDA	$121,679	$126,513	$112,843

Liquidity and Capital Resources

We had net income attributable to RadNet, Inc.’s common stockholders of $7.7 million, $1.4 million and $2.1 for the years ended December 31, 2015, 2014 and 2013, respectively. We had cash and cash equivalents of $446,000 and accounts receivable of $162.8 million at December 31, 2015, compared to cash of $307,000 million and accounts receivable of $148.2 million at December 31, 2014. We had a working capital balance of $72.9 million and $58.7 million at December 31, 2015 and 2014, respectively. We also had total equity of $36.5 million and $7.7 million at December 31, 2015 and 2014, respectively.

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

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our short-term liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on the terms acceptable to us, if at all.

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

Sources and Uses of Cash

Cash provided by operating activities was $67.0 million, $61.0 million, and $66.4 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash used in investing activities was $96.8 million, $53.6 million, and $50.7 million, for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, we purchased property and equipment for approximately $43.0 million, acquired the assets and businesses of additional imaging facilities for approximately $90.8 million (see Notes 4 and 5 to the consolidated financial statements of this annual report), and contributed $265,000 to one of our non-consolidated joint ventures. Offsetting our cash used in investing activities was the $35.5 million sale of 10 wholly owned imaging centers in New Jersey, $1.3 million in proceeds from the sale of imaging equipment and $443,000 in outside sales of imaging software. See Note 4 to the consolidated financial statements of this annual report for more information on the New Jersey sale.

Cash provided by financing activities was $29.9 million for the year ended December 31, 2015, compared to cash used by financing activities of $15.4 million and $7.6 million for the years ended December 31, 2014 and December 31, 2013 respectively. The cash provided by financing for the year ended December 31, 2015 consisted of $75.0 million in new borrowings from the 2015 Incremental First Lien Term Loans (defined below). See financing activity in 2015 below for a further description on this event. Payments on secured debt and revolver loans amounted to $39.0 million, while contractual payments of equipment notes and capital leases totaled $9.8 million. The sale of a 25% of non-controlling interest in a wholly owned subsidiary netted $5.0 million. See Note 4 to the consolidated financial statement of this annual report for more information on this sale.

At December 31, 2015, we had $451.0 million aggregate principal amount of first lien term loans and $180.0 million aggregate principal amount of second lien term loan debt outstanding and no principal borrowed under the revolving credit facility. The revolving credit facility provides for a maximum borrowing limit of $101.25 million, subject to customary drawing conditions.

Our credit facilities are comprised of a Credit and Guaranty Agreement that we entered into on October 10, 2012 (the “Original Credit Agreement” and as amended by the 2013 Amendment (as defined below) and the 2014 Amendment (as defined below), (the “Credit Agreement”), as subsequently amended by a first amendment dated April 3, 2013 (the “2013 Amendment”), and a second amendment dated March 25, 2014 (the “2014 Amendment”). We also entered into a a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (the “Second Lien Credit Agreement”). On April 30, 2015 we entered into a joinder agreement to the Credit Agreement (the “2015 Joinder”). Each of the foregoing is described in more detail below.

As of December 31, 2015, we were in compliance with all covenants under the Original Credit Agreement (as amended by the 2013 Amendment, the 2014 Amendment, and the 2015 Joinder) and the Second Lien Credit Agreement.

The following describes our 2015 financing activities:

2015 Incremental First Lien Term Loans:

On April 30, 2015, we entered into the 2015 Joinder to the Credit Agreement to provide for the borrowing of $75.0 million of incremental first lien term loans (“2015 Incremental First Lien Term Loans”). The 2015 Incremental First Lien Term Loans are treated as part of the same class as the existing tranche B term loans currently outstanding under the Credit Agreement. We used the proceeds from the 2015 Incremental First Lien Term Loans to repay all of the borrowings outstanding under the first lien revolving loan facility and to pay approximately $1.1 million of fees and expenses associated with the transaction.

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at December 31, 2015 was 0.85%.

Payments. The scheduled quarterly amortization of the 2015 Incremental First Lien Term Loans is approximately $987,000, beginning in June 2015. The scheduled quarterly amortization for all of the term loans under the Credit Agreement, including the 2015 Incremental First Lien Term Loans, was increased to approximately $6.2 million, beginning in June 2015.

Maturity Date. The maturity date for the 2015 Incremental First Lien Term Loans shall be on the earlier to occur of (i) October 10, 2018, and (ii) the date on which the 2015 Incremental First Lien Term Loans shall otherwise become due and payable in full under the Credit Agreement, whether by acceleration or otherwise.

Guarantees and Collateral. The obligations under the Credit Agreement, including the 2015 Incremental First Lien Term Loans, are guaranteed by RadNet, Inc., all of our current and future domestic subsidiaries and certain of our affiliates (other than certain excluded foreign subsidiaries). The obligations under the Credit Agreement, including the 2015 Incremental First Lien Term Loans, and the guarantees are secured by a perfected first priority security interest (subject to certain permitted exceptions) in substantially all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain customary covenants, the Credit Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The Credit Agreement contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain customary events of default, events of default under the Credit Agreement include failure to pay principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement, as modified by the 2015 Joinder, within five days after the due date, failure of any loan party to comply with any covenant or agreement in the loan documents (subject to applicable grace periods and/or notice requirement), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

The following describes our 2014 financing activities:

2014 Amendment to the Original Credit Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, we simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Original Credit Agreement. We entered into the 2014 Amendment to provide for, among other things, the borrowing of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

Second Lien Credit and Guaranty Agreement. We entered into the Second Lien Credit Agreement to provide for, among other things, the borrowing of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the Senior Notes, as more fully described below under the heading “Senior Notes”, to pay the expenses related to the transaction and for general corporate purposes.

Revolving Credit Facility. The $101.25 million revolving credit line established in the Credit Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Credit Agreement, which addresses voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Credit Agreement. The revolving credit facility bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The Adjusted Eurodollar Rate at December 31, 2015 was 0.85%.

The 2014 Amendment provided for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Original Credit Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25%. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at December 31, 2015 was 0.85%.

Payments. The scheduled amortization of the term loans under the Original Credit Agreement, as amended by the 2013 Amendment and the 2014 Amendment, was increased, starting in June 2014 from quarterly payments of $975,000 to quarterly payments of approximately $5.2 million, with the remaining balance to be paid at maturity. Scheduled amortization increased annually by $16.8 million from pre-2014 Amendment terms, representing a rise from 1% per annum to 5% per annum of the initial amount borrowed. This $16.8 million additional cash obligation will be partially offset by annual interest savings of approximately $5.0 million under the terms of the Second Lien Term Loan as compared to that under the retired Senior Notes. We expect to fund this approximately $11.8 million net increase in amortization payments from cash provided by operating activities.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at December 31, 2015 was 0.85%. The rate paid on the Second Lien Credit Agreement at December 31, 2015 was 8%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. Unless otherwise prepaid as a result of the occurrence of certain mandatory prepayment events, all principal will be due and payable on the termination date described below.

Termination. The maturity date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by voluntary prepayment per section 2.13(a) of the Second Lien Credit Agreement or events of default per section 8.01 of the Second Lien Credit Agreement as described below.

Restrictive Covenants. In addition to certain customary covenants, the Second Lien Credit Agreement places limits on our ability declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leasebacktransactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

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

Senior Notes

On April 6, 2010, we issued and sold $200 million of 10 3/8% senior unsecured notes due 2018 at a price of 98.680% (the “Senior Notes”). All payments of the Senior Notes, including principal and interest, were guaranteed jointly and severally on a senior secured basis by RadNet, Inc., and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The Senior Notes were issued under an indenture dated April 6, 2010 (the “Indenture”), by and among Radnet Management, Inc., as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee. We paid interest on the senior notes on April 1 and October 1 of each year, commencing October 1, 2010, and they were scheduled to expire on April 1, 2018.

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

The following describes our key financing activities prior to 2014:

2013 Amendment to the Credit Agreement

On April 3, 2013, we entered into the 2013 Amendment. Pursuant to this amendment, we re-priced the balance of our term loan of $348.3 million and borrowed an additional $40.0 million for a new senior secured term loan total of $388.3 million. The proceeds from the amendment were used to: (i) repay in full all existing term loans under the Original Credit Agreement; (ii) repay outstanding revolving loans; (iii) repay premium, fees and expenses incurred; and (iv) general corporate purposes.

2012 Refinancing and Original Credit Agreement

On October 10, 2012 we completed the refinancing of our then existing credit facilities by entering into the Original Credit Agreement with a syndicate of banks and other financial institutions. The total amount of refinancing was $451.25 million, consisting of (i) a $350 million senior secured term loan and (ii) a $101.25 million senior secured revolving credit facility. The obligations under the Original Credit Agreement are guaranteed by RadNet, Inc. and our current and future domestic subsidiaries and certain of our affiliates (other than certain excluded foreign subsidiaries). The obligations under the Original Credit Agreement, including the guarantees, are secured by a perfected first-priority security interest in all of our tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

We used the net proceeds of the Original Credit Agreement to repay in full our then existing six year term loan facility for $277.9 million in principal amount outstanding, which would have matured on April 6, 2016, and our revolving credit facility for $59.8 million in principal amount outstanding, which would have matured on April 6, 2015.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Notes payable (1)	$60,136	$57,982	$430,021	$14,880	$14,651	$183,360	$761,030
Capital leases (2)	10,660	4,325	1,713	246	201	98	17,243
Operating leases (3)	66,587	58,145	48,633	39,170	29,932	80,304	322,771
Total	$137,383	$120,452	$480,367	$54,296	$44,784	$263,762	$1,101,044

(1)	Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2015.

(2)	Includes interest component of capital lease obligations.

(3)	Includes all operating leases through the end of their main lease term, excluding options on facility leases.

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

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG and the NY Groups centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Groups as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Groups. As it relates to non-BRMG and NY Groups centers, namely the affiliated physician groups, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013

Commercial insurance (1)	$486,489	$437,525	$430,735
Medicare	168,545	159,562	156,066
Medicaid	23,948	24,499	24,017
Workers' compensation/personal injury	32,728	30,543	34,821
Other (2)	35,046	18,007	19,668
Service fee revenue, net of contractual allowances and discounts	746,756	670,136	665,307
Provision for bad debts	(36,033)	(29,807)	(27,911)
Net service fee revenue	710,723	640,329	637,396
Revenue under capitation arrangements	98,905	77,240	65,590
Total net revenue	$809,628	$717,569	$702,986

(1) 20% of our net service fee revenue for each of the years ended December 31, 2015, 2014 and 2013 were earned from a single payor.

(2) Other consists of revenue from teleradiology services, consulting fees and software revenue.

Provision for Bad Debts

We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable, historical payments pattern of each type of payor, write-off trends, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2015 and 2014 was $20.8 million and $15.1 million, respectively.

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

Valuation of Goodwill and Indefinite Lived Intangible Assets

Goodwill at December 31, 2015 totaled $239.4 million. Indefinite lived intangible assets at December 31, 2015 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2015, noting no impairment, and have not identified any indicators of impairment through December 31, 2015.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. Generally accepted accounting principles (GAAP) requires that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2015.

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17 (“ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 changes the classification of deferred taxes to be a noncurrent asset or liability regardless of the classification of the related asset or liability for financial reporting. The update is effective for fiscal years beginning after December 15, 2016. Early application is permitted at the beginning of an interim or annual reporting period. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), Business Combinations, (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. An entity will now recognize any adjustments in the reporting period in which the amounts are determined, calculated as if the accounting had been completed at the acquisition date. Disclosure is required for the portion of adjustments recorded in current-period earnings that would have been recorded in previous reporting periods had they been recognized as of the acquisition date. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), Interest – Imputation of Interest, (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to the presentation of debt issuance costs discussed originally in ASU No. 2015-03, which was issued in April 2015 and described below. ASU 2015-15 noted that ASU 2015-03 did not address the debt issue costs in regards to line-of-credit arrangements, which by their nature have fluctuating balances. ASU 2015-15 permits debt issuance costs specifically related to line-of-credit arrangements to be presented as an asset with subsequent amortization to interest expense ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest, (Subtopic 835-30). ASU 2015-03 changes the accounting method for debt issuance costs from a deferred charge (i.e. an asset) to a contra liability in part because such costs provide no future economic benefit. Debt issue costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), Consolidation – Amendments to the Consolidation Analysis, (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update was effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016, which has recently been extended to December 31, 2017. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. A hypothetical 1% increase in the rate of exchange of foreign currencies against the dollar for 2015 would have resulted in an increase of approximately $32,000 in our operating expenses for the year.

Interest Rate Sensitivity We pay interest on various types of debt instruments to our suppliersand lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. As described in the Liquidity and Capital Resources section above, we can elect Eurodollar or Base Rate interest rate options on the 2014 First Lien Term Loans, 2015 Incremental First Lien Term Loans and the Second Lien Credit Agreement.

At December 31, 2015, we had $444.8 million outstanding subject to an Adjusted Eurodollar election on all first lien tranche B term loans under the Credit Agreement and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar Rate floor exceeds the current spot rate of 6 month Adjusted Eurodollar, the spot rate would have to increase more than 15 basis points before an additional interest expense would be accrued. An increase of 115 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $6.2 million of interest expense under our first and second lien term loans.  At December 31, 2015, an additional $12.4 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate for 2014-2015 would have resulted in an annual increase in interest expense of approximately $124,000.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 60.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the ”Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2016, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 15, 2016

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$446	$307
Accounts receivable, net	162,843	148,235
Current portion of deferred tax assets	22,279	17,246
Due from affiliates	4,815	1,561
Prepaid expenses and other current assets	40,139	24,671
Total current assets	230,522	192,020
PROPERTY AND EQUIPMENT, NET	256,722	223,127
OTHER ASSETS
Goodwill	239,408	200,304
Other intangible assets	45,253	47,624
Deferred financing costs, net of current portion	3,696	6,122
Investment in joint ventures	33,584	32,123
Deferred tax assets, net of current portion	24,685	35,334
Deposits and other	4,565	4,026
Total assets	$838,435	$740,680
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$113,813	$97,816
Due to affiliates	6,564	6,289
Deferred revenue	1,598	1,964
Current portion of notes payable	23,076	19,468
Current portion of deferred rent	2,563	2,100
Current portion of obligations under capital leases	10,038	5,637
Total current liabilities	157,652	133,274
LONG-TERM LIABILITIES
Deferred rent, net of current portion	26,865	20,965
Line of credit	–	15,300
Notes payable, net of current portion	601,229	551,059
Obligations under capital lease, net of current portion	6,385	6,143
Other non-current liabilities	9,843	6,241
Total liabilities	801,974	732,982
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 46,281,189 and 42,825,676 shares issued and outstanding at December 31, 2015 and 2014, respectively	4	4
Paid-in-capital	197,297	177,750
Accumulated other comprehensive loss	(153)	(112)
Accumulated deficit	(164,571)	(172,280)
Total RadNet, Inc.'s stockholders' equity	32,577	5,362
Noncontrolling interests	3,884	2,336
Total equity	36,461	7,698
Total liabilities and equity	$838,435	$740,680

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2015	2014	2013
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$746,756	$670,136	$665,307
Provision for bad debts	(36,033)	(29,807)	(27,911)
Net service fee revenue	710,723	640,329	637,396
Revenue under capitation arrangements	98,905	77,240	65,590
Total net revenue	809,628	717,569	702,986
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	708,289	602,652	598,655
Depreciation and amortization	60,611	59,258	58,890
Loss on sale and disposal of equipment	866	1,113	1,032
Severance costs	745	1,241	806
Total operating expenses	770,511	664,264	659,383
INCOME FROM OPERATIONS	39,117	53,305	43,603
OTHER INCOME AND EXPENSES
Interest expense	41,684	42,727	45,791
Meaningful use incentive	(3,270)	(2,034)	–
Equity in earnings of joint ventures	(8,927)	(6,970)	(6,194)
Gain on sale of imaging centers	(5,434)	–	(2,108)
Loss on early extinguishment of senior notes	–	15,927	–
Other expenses	419	3	228
Total other expenses	24,472	49,653	37,717
INCOME BEFORE INCOME TAXES	14,645	3,652	5,886
Provision for income taxes	(6,007)	(1,967)	(3,510)
NET INCOME	8,638	1,685	2,376
Net income attributable to noncontrolling interests	929	309	256
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,709	$1,376	$2,120
BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.18	$0.03	$0.05
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.17	$0.03	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	43,805,794	41,070,077	39,140,480
Diluted	45,171,372	43,149,196	39,814,535

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2015	2014	2013
NET INCOME	$8,638	$1,685	$2,376
Foreign currency translation adjustments	(153)	(62)	(89)
COMPREHENSIVE INCOME	8,485	1,623	2,287
Less comprehensive income attributable to non-controlling interests	929	309	256
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,556	$1,314	$2,031

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Radnet, Inc. Stockholders’ Deficit)	Noncontrolling	Total (Deficit)
	Shares	Amount	Capital	Deficit	(Loss)	Equity	Interests	Equity
BALANCE - JANUARY 1, 2013	38,540,482	$4	$168,415	$(175,776)	$39	$(7,318)	$634	$(6,684)
Issuance of common stock upon exercise of options/warrants	898,714	–	469	–	–	469	–	469
Stock-based compensation	–	–	2,537	–	–	2,537	–	2,537
Sale of a noncontrolling interest in one of our consolidated joint ventures	–	–	2,201	–	–	2,201	439	2,640
Purchase of non-controlling interests	–	–	–	–	–	–	979	979
Issuance of restricted stock	650,000	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(18)	(18)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(89)	(89)	–	(89)
Net income	–	–	–	2,120	–	2,120	256	2,376
BALANCE - DECEMBER 31, 2013	40,089,196	$4	$173,622	$(173,656)	$(50)	$(80)	$2,290	$2,210
Issuance of common stock upon exercise of options/warrants	1,579,695	–	1,546	–	–	1,546	–	1,546
Stock-based compensation	–	–	2,463	–	–	2,463	–	2,463
Issuance of restricted stock and other awards	1,156,785	–	–	–	–	–	–	–
Purchase of non-controlling interests	–	–	119	–	–	119	(315)	(196)
Sale of non-controlling interests	–	–	–	–	–	–	200	200
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(148)	(148)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(62)	(62)	–	(62)
Net income	–	–	–	1,376	–	1,376	309	1,685
BALANCE - DECEMBER 31, 2014	42,825,676	$4	$177,750	$(172,280)	$(112)	$5,362	$2,336	$7,698
Issuance of common stock upon exercise of options/warrants	835,098	–	594	–	–	594	–	594
Stock-based compensation	–	–	7,635	–	–	7,635	–	7,635
Issuance of restricted stock and other awards	1,014,423	–	–	–	–	–	–	–
Forfeiture of restricted stock	(59,053)	–	–	–	–	–	–	–
Issuance of stock for acquisitions	1,665,045	–	9,241	–	–	9,241	–	9,241
Sale of non-controlling interests	–	–	2,077	–	–	2,077	1,348	3,425
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(729)	(729)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(41)	(41)	–	(41)
Net income	–	–	–	7,709	–	7,709	929	8,638
BALANCE - DECEMBER 31, 2015	46,281,189	$4	$197,297	$(164,571)	$(153)	$32,577	$3,884	$36,461

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,638	$1,685	$2,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,611	59,258	58,890
Provision for bad debts	36,033	29,807	27,911
Equity in earnings of joint ventures	(8,927)	(6,970)	(6,194)
Distributions from joint ventures	7,731	7,358	7,204
Amortization and write off of deferred financing costs and loan discount	5,369	5,732	4,565
Loss on sale and disposal of equipment	866	1,113	1,032
Loss on early extinguishment of senior notes	–	15,927	–
Gain on sale of imaging centers	(5,434)	–	(2,108)
Stock-based compensation	7,647	2,500	2,574
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(34,514)	(43,973)	(31,531)
Other current assets	(14,198)	(5,514)	(2,243)
Other assets	(3,813)	(281)	260
Deferred taxes	4,036	655	2,907
Deferred rent	7,011	2,180	3,871
Deferred revenue	(366)	620	71
Accounts payable , accrued expenses and other	(3,653)	(9,093)	(3,163)
Net cash provided by operating activities	67,037	61,004	66,422
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(90,792)	(9,428)	(7,223)
Purchase of property and equipment	(42,964)	(41,740)	(48,623)
Proceeds from sale of equipment	1,282	1,088	635
Proceeds from sale of imaging facilities	35,500	–	3,920
Proceeds from sale of joint venture interests	–	–	2,640
Proceeds from sale of internal use software	443	–	–
Equity contributions in existing and purchase of interest in joint ventures	(265)	(3,562)	(2,009)
Net cash used in investing activities	(96,796)	(53,642)	(50,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(9,773)	(23,913)	(9,764)
Proceeds from borrowings	74,400	210,000	35,122
Payments on senior notes	(23,727)	(211,344)	–
Deferred financing costs	(531)	(6,650)	(432)
Net (payments) proceeds on revolving credit facility	(15,300)	15,300	(33,000)
Dividends paid to noncontrolling interests	(729)	(148)	(18)
Proceeds from the sale of non-controlling interests	5,005	–	–
Purchase of non-controlling interests	–	(196)	–
Proceeds from issuance of common stock upon exercise of options/warrants	594	1,546	469
Net cash provided by (used in) financing activities	29,939	(15,405)	(7,623)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(41)	(62)	(89)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	139	(8,105)	8,050
CASH AND CASH EQUIVALENTS, beginning of period	307	8,412	362
CASH AND CASH EQUIVALENTS, end of period	$446	$307	$8,412
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$36,028	$41,584	$41,841
Cash paid during the period for income taxes	$1,781	$1,070	$1,142

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $32.4 million, $19.4 million, and $16.7 million during the years ended December 31, 2015, 2014 and 2013, respectively, that we had not paid for as of December 31, 2015, 2014 and 2013, respectively. The offsetting amount due was recorded in our consolidated balance sheet under “accounts payable, accrued expenses and other.”

During the twelve months ended December 31, 2015, we added capital lease debt of approximately $7.8 million relating to radiology equipment.

Detail of investing activity related to acquisitions can be found in Note 4.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services. At December 31, 2015, we operated directly or indirectly through joint ventures with hospitals, 300 centers located in California, Delaware, Flordia, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Our operations comprise a single segment for financial reporting purposes.

The consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”). BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc. The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc., Radiologix, Inc., Radnet Managed Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (“DIS”), all wholly owned subsidiaries of Radnet Management. All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

Accounting Standards Codification (“ASC”) 810-10-15-14, Consolidation, stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs in which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D., is our President and Chief Executive Officer, a member of our Board of Directors, and also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at nearly all of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

We contract with eight medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York. These contracts are similar to our contract with BRMG. Four of these groups are owned by John V Crues, III, M.D., Radnet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the eight medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all cash flows of BRMG and the NY Groups are transferred to us.

We have determined that BRMG and the NY Groups are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $113.1 million, $89.3 million and $76.7 million of revenue, net of management service fees to RadNet, for the years ended December 31, 2015, 2014 and 2013, respectively, and $113.1 million, $89.3 million and $76.7 million of operating expenses for the years ended December 31, 2015, 2014 and 2013, respectively. RadNet recognized $343.9 million, $287.4 million and $267.6 million of net revenues for the years ended December 31, 2015, 2014 and 2013, respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue. The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2015 and 2014, we have included approximately $89.8 million and $79.7 million, respectively, of accounts receivable and approximately $8.5 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

The creditors of BRMG and the NY Groups do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the NY Groups. However, both BRMG and the NY Groups are managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and centers in New York, New York, where we contract with the NY Groups for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California and New York, New York, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us. We have no financial controlling interest in the independent (non-BRMG or non-NY Groups) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The operating activities of subsidiaries are included in the accompanying consolidated financial statements from the date of acquisition. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances, with our consolidated entities and the unsettled amount of intercompany transactions with our equity method investees, have been eliminated in consolidation. As stated in Note 1 above, the BRMG and NY Groups are variable interest entities and we consolidate the operating activities and balance sheets of each.

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

REVENUES - Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG and the NY Groups centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Groups as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Groups. As it relates to non-BRMG and NY Groups centers, namely the affiliated physician groups, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

Service fee revenues are recorded during the period the services are provided based upon the estimated amounts due from the patients and third-party payors. Third-party payors include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances are based on historical collection rates of payor reimbursement contract agreements. We also record a provision for doubtful accounts based primarily on historical collection rates from related to patient copayments and deductible amounts for patients who have health care coverage under one of our third-party payors.

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period which we are obligated to provide services to plan enrollees under contracts with various health plans.

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands) :

	Years Ended December 31,
	2015	2014	2013

Commercial insurance (1)	$486,489	$437,525	$430,735
Medicare	168,545	159,562	156,066
Medicaid	23,948	24,499	24,017
Workers' compensation/personal injury	32,728	30,543	34,821
Other (2)	35,046	18,007	19,668
Service fee revenue, net of contractual allowances and discounts	746,756	670,136	665,307
Provision for bad debts	(36,033)	(29,807)	(27,911)
Net service fee revenue	710,723	640,329	637,396
Revenue under capitation arrangements	98,905	77,240	65,590
Total net revenue	$809,628	$717,569	$702,986

_________________

(1) 20% of our net service fees revenue for each of the years ended December 31, 2015, 2014 and 2013 were earned from a single payor.

(2) Other consists of revenue from teleradiology services, consulting fees and software revenue.

PROVISION FOR BAD DEBTS - We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by the historical payment pattern of each type of payor, write-off trends, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2015 and 2014 was $20.8 million and $15.1 million, respectively.

MEANINGFUL USE INCENTIVE - Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $3.3 million and $2.0 million during the twelve months ended December 31, 2015 and 2014 relating to this incentive.

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

For the years ended December 31, 2015, 2014 and 2013, we recorded approximately $6.1 million, $5.5 million and $4.9 million, respectively, in revenue related to our eRAD business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2015 we had a deferred revenue liability of approximately $1.5 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS - Costs related to the research and development of new software products and enhancements to existing software products all for resale to our customers are expensed as incurred.

We utilize a variety of computerized information systems in the day to day operation of our diagnostic imaging facilities. One such system is our front desk patient tracking system or Radiology Information System (“RIS”). We have historically utilized third party RIS software solutions and pay monthly fees to outside third party software vendors for the use of this software. We have developed our own RIS solution from the ground up through our wholly owned subsidiary, Radnet Management Information Systems (“RMIS”) and began utilizing this system beginning in the first quarter of 2015.

In accordance with ASC 350-40, Accounting for the Costs of Computer Software Developed for Internal Use, the costs incurred by RMIS toward the development of our RIS system, which began in August, 2010 and continued until December 2014, were capitalized and are being amortized over its useful life which we determined to be 5 years. Total costs capitalized were approximately $6.4 million. We began recording amortization of $107,000 per month for our use of this software in January 2015.

During the twelve months ended December 31, 2015, we entered into an agreement to license our RIS system to an outside customer. As of December 31, 2015, we received approximately $443,000 with respect to this licensing agreement. In accordance with ASC 350-40, we recorded the receipt of these funds against the capitalized software costs explained above. We intend to record any future proceeds in the same manner until the carrying value of our capitalized software costs are brought to zero. As of December 31, 2015, the net carrying value of our capitalized software costs was approximately $4.7 million.

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

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $4.9 million and $6.7 million, as of December 31, 2015 and 2014, respectively. In conjunction with our 2015 Incremental First Lien Supplemental term loan borrowing, approximately $531,000 was added to deferred financing costs. As part of our early extinguishment of senior notes during March and April of 2014, approximately $3.4 million of deferred financing costs were written off. See Note 8, Notes Payable, Line of Credit, and Capital Leases for more information.

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

BUSINESS COMBINATION - Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at December 31, 2015 totaled $239.4 million. Indefinite lived intangible assets at December 31, 2015 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2015, noting no impairment, and have not identified any indicators of impairment through December 31, 2015.

LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. Generally accepted accounting principles (GAAP) requires that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2015.

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

UNINSURED RISKS - On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date. This fully funded policy remained in effect through November 1, 2013 and continues to cover any claims incurred through this date.

On November 1, 2013 we entered into a high-deductible workers’ compensation insurance policy. We have recorded liabilities as of December 31, 2015, and 2014 of $2.2 million and $1.0 million, respectively for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible for which we have recorded liabilities and included it in our consolidated balance sheets at December 31, 2015 and December 31, 2014 of approximately $24,000 and $88,000, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2015, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2015 and 2014 of $1.8 million and $2.0 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS AND OTHER UNFAVORABLE CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs. If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue. As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements. As of December 31, 2015 and 2014, the remaining accrual balance is $5.7 million, and $6.1 million, respectively.

As part of our ongoing acquisition activities, we have certain operating lease commitments for facilities that are not in use. Accordingly, we have recorded a loss contract accrual related to the remaining payments under these lease commitments. As of December 31, 2015 and 2014, the remaining loss contract accrual for these leases is $85,000 and $218,000, respectively.

In addition and related to acquisition activity, we have certain operating lease commitments for facilities where the fair market rent differs from the lease contract rate. We have recorded an unfavorable contract liability representing the difference between the total value of the fair market rent and the contract rent over the current term of the lease applicable from the date of acquisition. As of December 31, 2015 and 2014, the unfavorable contract liability on these leases is $581,000 and $1.2 million, respectively.

EQUITY BASED COMPENSATION – We have one long-term incentive plan which we refer to as the 2006 Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of December 31, 2015, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

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

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components. Unrealized gains or losses on the change in fair value of the Company’s cash flow hedging activities and foreign currency translation adjustments are included in comprehensive income. The components of comprehensive income for the three years in the period ended December 31, 2015 are included in the consolidated statements of comprehensive income.

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$444,258	$–	$444,258	$451,023
Second Lien Term Loans	$–	$173,700	$–	173,700	$180,000

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$394,753	$–	$394,753	$399,750
Second Lien Term Loans	–	178,200	–	178,200	180,000

Our revolving credit facility had no aggregate principal amount outstanding as of December 31, 2015.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2015	2014	2013

Net income attributable to RadNet, Inc. common stockholders	$7,709	$1,376	$2,120

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	43,805,794	41,070,077	39,140,480
Basic net income per share attributable to RadNet, Inc. common stockholders	$0.18	$0.03	$0.05
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	43,805,794	41,070,077	39,140,480
Add nonvested restricted stock subject only to service vesting	865,326	994,610	316,905
Add additional shares issuable upon exercise of stock options and warrants	500,252	1,084,509	357,150
Weighted average number of common shares used in calculating diluted net income per share	45,171,372	43,149,196	39,814,535
Diluted net income per share attributable to RadNet, Inc. common stockholders	$0.17	$0.03	$0.05

For the years ended December 31, 2015, 2014 and 2013 we excluded 265,000, 245,000, and 4,663,750, respectively, outstanding options, in the calculation of diluted earnings per share because their effect would be antidilutive.

INVESTMENT IN JOINT VENTURES – We have ten unconsolidated joint ventures with ownership interests ranging from 35% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2015. Activity in investment in joint ventures for the years ended December 31, 2014 and 2015, is provided below (in thousands):

Balance as of December 31, 2013	$28,949
Purchase of a 49% interest in a new joint venture	2,168
Equity contributions in existing joint ventures	1,394
Equity in earnings in these joint ventures	6,970
Distribution of earnings	(7,358)
Balance as of December 31, 2014	$32,123
Equity contributions in existing joint ventures	265
Equity in earnings in these joint ventures	8,927
Distribution of earnings	(7,731)
Balance as of December 31, 2015	$33,584

We received management service fees from the centers underlying these joint ventures of approximately $9.3 million per year for the years ended December 31, 2015, 2014 and 2013. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key financial data for these joint ventures as of December 31, 2015 and 2014, respectively, and for the years ended December 31, 2015, 2014 and 2013, respectively, (in thousands):

	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$28,186	$23,636
Noncurrent assets	91,660	49,347
Current liabilities	(15,258)	(9,534)
Noncurrent liabilities	(44,059)	(6,386)
Total net assets	$60,529	$57,063
Book value of RadNet joint venture interests	$28,397	$26,791
Cost in excess of book value of acquired joint venture interests	4,970	4,970
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	217	362
Total value of Radnet joint venture interests	$33,584	$32,123

Total book value of other joint venture partner interests	$32,132	$30,272

	2015	2014	2013
Net revenue	$125,544	$101,189	$93,134
Net income	$19,485	$14,854	$13,633

NOTE 3 – RECENT ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17 (“ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 changes the classification of deferred taxes to be a noncurrent asset or liability regardless of the classification of the related asset or liability for financial reporting. The update is effective for fiscal years beginning after December 15, 2016. Early application is permitted at the beginning of an interim or annual reporting period. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), Business Combinations, (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. An entity will now recognize any adjustments in the reporting period in which the amounts are determined, calculated as if the accounting had been completed at the acquisition date. Disclosure is required for the portion of adjustments recorded in current-period earnings that would have been recorded in previous reporting periods had they been recognized as of the acquisition date. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), Interest – Imputation of Interest, (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to the presentation of debt issuance costs discussed originally in ASU No. 2015-03, which was issued in April 2015 and described below. ASU 2015-15 noted that ASU 2015-03 did not address the debt issue costs in regards to line-of-credit arrangements, which by their nature have fluctuating balances. ASU 2015-15 permits debt issuance costs specifically related to line-of-credit arrangements to be presented as an asset with subsequent amortization to interest expense ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest, (Subtopic 835-30). ASU 2015-03 changes the accounting method for debt issuance costs from a deferred charge (i.e. an asset) to a contra liability in part because such costs provide no future economic benefit. Debt issue costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), Consolidation – Amendments to the Consolidation Analysis, (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update was effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016, which has recently been extended to December 31, 2017. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

NOTE 4 – FACILITY ACQUISITIONS AND DISPOSITIONS

Acquisitions

On October 1, 2015 we completed our acquisition of certain assets of Diagnostic Imaging Group, LLC (DIG), consisting of seventeen multi-modality imaging centers located in the boroughs of Brooklyn and Queens, New York, for the following: Cash consideration of $54.6 million ($49.6 million paid at execution, $5 million to be paid 18 months after acquisition or earlier if certain conditions are met), the assumption of $2.1 million in equipment debt, and issuance of 1.5 million RadNet common shares valued at $8.3 million on the acquisition date. The facilities provide a full range of radiology services including MRI, PET/CT, Mammography, Ultrasound, X-ray and other related services. The transaction also includes contingent consideration that is payable equal to five times the amount by which collections on the sellers’ historical revenue exceeds a defined threshold. The estimated fair value of the liability on the acquisition date and as of December 31, 2015 is zero which is based on the probability of collections exceeding defined thresholds.

The total purchase price for the above business is as follows (in thousands):

Cash	$54,555
1.5 million shares of Radnet common stock	8,325
Total combined purchase price	$62,880

The determination of the net tangible and intangible assets acquired and liabilities assumed is based on the estimated fair values of the acquired assets and liabilities assumed as of the date of acquisition. The following table summarizes the preliminary fair value determination (in thousands):

Accounts receivable, net	$12,346
Prepaid expenses and other current assets	377
Property and equipment	17,959
Goodwill	40,035
Other intangibles	50
Accounts payable, accrued expenses and other	(4,939)
Obligations under capital lease	(2,948)
$62,880

The final fair value determination is expected to be completed in the first quarter of 2016 upon receipt of a final valuation report from an external valuation firm.

The revenue and earnings of DIG included in our consolidated statement of operations from the acquisition date to December 31, 2015 are as follows (in thousands):

Net revenue	$17,498
Pretax income	1,880
Net income	1,166

The following unaudited pro-forma financial information for the years ended December 31, 2015 and 2014 represents the combined results of operations of RadNet and DIG as if DIG’s acquisition had occurred on January 1, 2014. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the entities comprising DIG constituted a single entity during such periods (in thousands, except per share data).

	(unaudited) Years ended December 31,
	2015	2014
Net revenue	$882,478	$795,620
Net income	7,329	3,644

Pro-forma diluted net income per share	$0.16	$0.08

	46,421	44,649

On October 1, 2015 we completed our acquisition of certain assets of Philip L. Chatham, M.D., Inc., an oncology practice with offices in the Los Angeles, CA area, for consideration of $916,000, paid in shares of equal value of the common stock of RadNet, Inc. and $300,000 in cash. We have made a fair value determination of the acquired assets and approximately $26,000 of fixed assets, $100,000 covenant not to compete intangible asset, $300,000 of medical supplies and $790,000 of goodwill were recorded with respect to this transaction.

On September 1, 2015 we completed our acquisition of certain assets of Murray Hill Radiology and Mammography, P.C. and Murray Hill MRI Holding, LLC, consisting of a single multi-modality imaging center located in Manhattan, New York for a cash consideration of $5.8 million. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $1.6 million of fixed assets, $95,000 of prepaid assets and $4.1 million of goodwill were recorded.

On August 3, 2015 we completed our acquisition of certain assets of Hanford Imaging, LP, consisting of a single multi-modality imaging center located in Hanford, CA for cash consideration of $1.0 million. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $215,000 of fixed asset and $785,000 of goodwill were recorded.

On June 1, 2015 we completed our acquisition of certain assets of Healthcare Radiology and Diagnostic systems, PLLC, consisting of a single multi-modality imaging center located in the Bronx, NY area for cash consideration of $425,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of assets acquired and approximately $134,500 of fixed assets and $290,500 of leasehold improvements were recorded.

On May 1, 2015 we completed our acquisition of certain assets of California Radiology consisting of six multi-modality imaging centers located in Los Angeles, California for cash consideration of $4.2 million. The facilities provide MRI, PET/CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $217,000 of equipment, $1.7 million of leasehold improvements, $34,000 in other assets, $100,000 of other intangible assets relating to a covenant not to compete contract and $2.1 million of goodwill were recorded with respect to this transaction.

On April 15, 2015 we completed our acquisition of certain assets of New York Radiology Partners, consisting of eleven multi-modality imaging centers located in Manhattan, New York for cash consideration of $29.8 million, a note to seller of $1.5 million, and the assumption of equipment debt of $2.3 million. The facilities provide a full range of radiology services including MRI, PET/CT, Mammography, Ultrasound, X-ray and other related services. With the use of an outside valuation expert, we have made a fair value determination of the acquired assets and assumed liabilities. In total, RadNet acquired assets of $34.5 million and assumed current liabilities of $891,000. Asset amounts acquired were $6.9 million in equipment, $11.6 million in leasehold improvements, $9.9 million in goodwill, $1.2 million in intangible assets, and $4.9 million of accounts receivable and other assets. Current liabilities assumed related to accounts payable, payroll and other related short term obligations.

On September 1, 2014 we completed our acquisition of certain assets of Hematology Oncology Consultants located in Van Nuys, CA for cash consideration of $553,000. We have made a fair value determination of the acquired assets and approximately $15,000 of fixed assets, $164,000 of medical supplies inventory, $39,000 of other assets, $100,000 covenant not to compete intangible asset, and $235,000 of goodwill were recorded with respect to this transaction.

On September 1, 2014 we completed our acquisition of certain assets of Imaging Centers of Pasadena consisting of a single multi-modality imaging center located in Pasadena, CA for cash consideration of $1.8 million. The facility provides MRI, PET/CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $1.7 million of fixed assets and $105,000 of a covenant not to compete intangible asset were recorded with respect to this transaction.

On July 3, 2014 we completed our acquisition of certain imaging center equipment from Healthcare Partners for which we agreed to pay $2.1 million. We paid cash of $300,000 and signed a promissory note for the remainder of $1.8 million.

On July 1, 2014 we completed our acquisition of certain assets of Moreno Valley Imaging consisting of a single multi-modality imaging center located in Moreno Valley, CA for cash consideration of $700,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $285,000 of fixed assets, $3,000 of other assets, $50,000 for a non compete covenant and $362,000 of goodwill were recorded with respect to this transaction.

On July 1, 2014 we completed our acquisition of certain assets of Liberty Pacific Imaging Long Beach consisting of a single multi-modality imaging center located in Signal Hill, CA for cash consideration of $1.9 million and assumed capital lease debt of $65,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and $577,000 of fixed assets, $100,000 for a covenant not to compete and $1.3 million of goodwill were recorded with respect to this transaction.

On July 1, 2014 we completed our acquisition of certain assets of Medical Imaging of Manhattan consisting of a single modality mammography center located in New York, New York for cash consideration of $2.4 million. We have made a fair value determination of the acquired assets and approximately $672,000 of fixed assets, $139,000 of other assets, a covenant not to compete of $150,000 and $1.4 million of goodwill were recorded with respect to this transaction.

On April 1, 2014, we acquired the diagnostic imaging practice of certain assets of Sidney Friedman, M.D. located in Westchester, CA for $1.4 million. We have made a fair value determination of the assets acquired and have allocated $600,000 to Imaging equipment, $470,000 to accounts receivable, a covenant not to compete of $100,000 and $231,000 to goodwill.

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

Dispositions

On September 30, 2015 we completed a sale of 10 wholly owned imaging centers to one of our non-consolidated joint ventures for which we hold a 49% non-controlling interest, The New Jersey Imaging Network, L.L.C., for approximately $35.5 million. We recorded a gain of $5.4 million with respect to this transaction.

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. Activity in goodwill for the years ended December 31, 2014 and 2015, is provided below (in thousands):

Balance as of December 31, 2013	196,395
Goodwill acquired through the acquisition of Corinthian	310
Goodwill acquired through the acquisition of Westchester Imaging	231
Goodwill acquired through the acquisition of Garden State Radiology	50
Goodwill acquired through the acquisition of Medical Imaging of Manhattan	1,433
Goodwill acquired through the acquisition of Liberty Pacific	1,288
Goodwill acquired through the acquisition of Moreno Valley	362
Goodwill acquired through the acquisition of Hematology-Oncology	235
Balance as of December 31, 2014	200,304
Adjustment to our allocation of goodwill for the acquisition of Liberty Pacific	200
Goodwill acquired through the acquisition of California Radiology	2,107
Goodwill acquired through the acquisition of New York Radiology Partners	9,897
Goodwill disposed through the sale of New Jersey Imaging Partners	(18,833)
Goodwill acquired through the acquisition of Hanford Imaging, LP	785
Goodwill acquired through the acquisition of Murry Hill Radiology and MRI	4,123
Goodwill acquired through the acquisition of Phillip L Chatam, M.D., Inc.	790
Goodwill acquired through the acquisition of Diagnostic Imaging Group, LLC	40,035
Balance as of December 31, 2015	$239,408

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2015 is $109.9 million.

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at a cost of $57.5 million less accumulated amortization of $21.1 million at December 31, 2015. Also included in other intangible assets is the value of covenant not to compete contracts associated with our facility acquisitions totaling $5.8 million less accumulated amortization of $4.9 million, as well as the value of trade names associated with acquired imaging facilities totaling $10.2 million less accumulated amortization of $1.5 million and dispositions of $750,000. Also in connection with our purchase of eRAD and included in other intangible assets is the value of eRAD’s developed technology and its customer relationships.

Total amortization expense for the years ended December 31, 2015, 2014 and 2013 was $3.0 million, $3.1 million, and $3.1 million, respectively. Intangible assets are amortized using the straight-line method. Management service agreements are amortized over 25 years using the straight line method. Developed technology and customer relationships are amortized over 5 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Weighted average amortization period remaining in years

Management Service Contracts	$2,309	$2,309	$2,309	$2,309	$2,309	$24,861	$36,406	15.7
Covenant not to compete contracts	304	241	198	112	30	–	885	3.4
Customer relationships	1	–	–	–	–	–	1	–
Developed technology and in-process R&D	24	–	–	–	–	–	24	0.8
Trade Names*	–	–	–	–	–	7,937	7,937	–
Total Annual Amortization	$2,638	$2,550	$2,507	$2,421	$2,339	$32,798	$45,253

* These trade name intangibles have an indefinite life

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2015	2014
Land	$250	$250
Medical equipment	352,005	334,893
Computer and office equipment, furniture and fixtures	107,014	90,031
Software development costs	6,391	6,391
Leasehold improvements	232,550	206,224
Equipment under capital lease	29,796	22,753
	728,006	660,542
Accumulated depreciation and amortization	(471,284)	(437,415)
	$256,722	$223,127

Depreciation and amortization expense of property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2015, 2014 and 2013 was $57.6, $56.2 million, and $55.8 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2015	2014

Accounts payable	$52,296	$46,855
Accrued expenses	32,950	28,809
Accrued payroll and vacation	17,692	11,937
Accrued professional fees	10,875	10,215
Total	$113,813	$97,816

NOTE 8 - NOTES PAYABLE, REVOLVING CREDIT FACILITY AND CAPITAL LEASES

Notes payable, long-term debt, line of credit and capital lease obligations consist of the following (in thousands):

	December 31,
	2015	2014
Revolving lines of credit	$–	$15,300

First Lien Term Loans	451,023	399,750

Second Lien Term Loans	180,000	180,000

Discounts on term loans	(9,542)	(11,966)

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	1,361	–

Promissory note payable to Healthcare Partners for imaging equipment acquired through acquisition at an interest rate of 5.25%	431	1,590

Equipment notes payable at interest rates ranging from 3.3% to 10.2%, due through 2020, collateralized by medical equipment	1,032	1,153

Obligations under capital leases at interest rates ranging from 2.5% to 10.8%, due through 2022, collateralized by medical and office equipment	16,423	11,780
Total debt obligations	640,728	597,607
Less: current portion	(33,114)	(25,105)
Long term portion debt obligations	$607,614	$572,502

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts, capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2016	$26,217
2017	25,247
2018	402,097
2019	276
2020	11
Thereafter	180,000
Total notes payable obligations	$633,848

We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2016	$10,660
2017	4,325
2018	1,713
2019	246
2020	201
Thereafter	98
Total minimum payments	17,243
Amount representing interest	(820)
Present value of net minimum lease payments	16,423
Less current portion	(10,038)
Long-term portion lease obligations	$6,385

Term Loans and Financing Activity Information:

Included in our consolidated balance sheet at December 31, 2015 are $621.5 million of senior secured term loan debt (net of unamortized discounts of $9.5 million), broken down by loan agreement as follows (in thousands):

	As of December 31, 2015
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$451,023	$(7,305)	$443,718
Second Lien Term Loans	$180,000	$(2,237)	$177,763
Total	$631,023	$(9,542)	$621,481

Our revolving credit facility had no aggregate principal amount outstanding as of December 31, 2015.

Our credit facilities are comprised of a Credit and Guaranty Agreement that we entered into on October 10, 2012 (the “Original Credit Agreement” and as amended by the 2013 Amendment (as defined below) and the 2014 Amendment (as defined below), (the “Credit Agreement”), as subsequently amended by a first amendment dated April 3, 2013 (the “2013 Amendment”), and a second amendment dated March 25, 2014 (the “2014 Amendment”). We also entered into a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (the “Second Lien Credit Agreement”). On April 30, 2015 we entered into a joinder agreement to the Credit Agreement (the “2015 Joinder”). Each of the foregoing is described in more detail below.

As of December 31, 2015, we were in compliance with all covenants under the Original Credit Agreement (as amended by the 2013 Amendment, the 2014 Amendment, and the 2015 Joinder) and the Second Lien Credit Agreement.

The following describes our 2015 financing activities:

2015 Incremental First Lien Term Loans:

On April 30, 2015, we entered into the 2015 Joinder to the Credit Agreement to provide for the borrowing of $75.0 million of incremental first lien term loans (“2015 Incremental First Lien Term Loans”). The 2015 Incremental First Lien Term Loans are treated as part of the same class as the existing tranche B term loans currently outstanding under the Credit Agreement. We used the proceeds from the 2015 Incremental First Lien Term Loans to repay all of the borrowings outstanding under the first lien revolving loan facility and to pay approximately $1.1 million of fees and expenses associated with the transaction.

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at December 31, 2015 was 0.85%.

Payments. The scheduled quarterly amortization of the 2015 Incremental First Lien Term Loans is approximately $987,000, beginning in June 2015. The scheduled quarterly amortization for all of the term loans under the Credit Agreement, including the 2015 Incremental First Lien Term Loans, was increased to approximately $6.2 million, beginning in June 2015.

Maturity Date. The maturity date for the 2015 Incremental First Lien Term Loans shall be on the earlier to occur of (i) October 10, 2018, and (ii) the date on which the 2015 Incremental First Lien Term Loans shall otherwise become due and payable in full under the Credit Agreement, whether by acceleration or otherwise.

Guarantees and Collateral. The obligations under the Credit Agreement, including the 2015 Incremental First Lien Term Loans, are guaranteed by RadNet, Inc., all of our current and future domestic subsidiaries and certain of our affiliates (other than certain excluded foreign subsidiaries). The obligations under the Credit Agreement, including the 2015 Incremental First Lien Term Loans, and the guarantees are secured by a perfected first priority security interest (subject to certain permitted exceptions) in substantially all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain customary covenants, the Credit Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The Credit Agreement contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain customary events of default, events of default under the Credit Agreement include failure to pay principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Credit Agreement, as modified by the 2015 Joinder, within five days after the due date, failure of any loan party to comply with any covenant or agreement in the loan documents (subject to applicable grace periods and/or notice requirement), a representation or warranty contained in the loan documents is false in a material respect, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

The following describes our 2014 financing activities:

2014 Amendment to the Original Credit Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, we simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Original Credit Agreement. We entered into the 2014 Amendment to provide for, among other things, the borrowing of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

Second Lien Credit and Guaranty Agreement. We entered into the Second Lien Credit Agreement to provide for, among other things, the borrowing of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the Senior Notes, as more fully described below under the heading “Senior Notes”, to pay the expenses related to the transaction and for general corporate purposes.

Revolving Credit Facility. The $101.25 million revolving credit line established in the Credit Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Credit Agreement, which addresses voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Credit Agreement. The revolving credit facility bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The Adjusted Eurodollar Rate at December 31, 2015 was 0.85%.

The 2014 Amendment provided for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Original Credit Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25%. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at December 31, 2015 was 0.85%.

Payments. The scheduled amortization of the term loans under the Original Credit Agreement, as amended by the 2013 Amendment and the 2014 Amendment, was increased, starting in June 2014 from quarterly payments of $975,000 to quarterly payments of approximately $5.2 million, with the remaining balance to be paid at maturity. Scheduled amortization increased annually by $16.8 million from pre-2014 Amendment terms, representing a rise from 1% per annum to 5% per annum of the initial amount borrowed. This $16.8 million additional cash obligation will be partially offset by annual interest savings of approximately $5.0 million under the terms of the Second Lien Term Loan as compared to that under the retired Senior Notes. We expect to fund this approximately $11.8 million net increase in amortization payments from cash provided by operating activities.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at December 31, 2015 was 0.85%. The rate paid on the Second Lien Credit Agreement at December 31, 2015 was 8%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. Unless otherwise prepaid as a result of the occurrence of certain mandatory prepayment events, all principal will be due and payable on the termination date described below.

Termination. The maturity date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by voluntary prepayment per section 2.13(a) of the Second Lien Credit Agreement or events of default per section 8.01 of the Second Lien Credit Agreement as described below.

Restrictive Covenants. In addition to certain customary covenants, the Second Lien Credit Agreement places limits on our ability declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leasebacktransactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

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

Senior Notes

On April 6, 2010, we issued and sold $200 million of 10 3/8% senior unsecured notes due 2018 at a price of 98.680% (the “Senior Notes”). All payments of the Senior Notes, including principal and interest, were guaranteed jointly and severally on a senior secured basis by RadNet, Inc., and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The Senior Notes were issued under an indenture dated April 6, 2010 (the “Indenture”), by and among Radnet Management, Inc., as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee. We paid interest on the senior notes on April 1 and October 1 of each year, commencing October 1, 2010, and they were scheduled to expire on April 1, 2018.

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

The following describes our key financing activities prior to 2014:

2013 Amendment to the Credit Agreement

On April 3, 2013, we entered into a first amendment to the Original Credit Agreement.  Pursuant to this amendment, we re-priced the balance of our term loan of $348.3 million and borrowed an additional $40.0 million for a new senior secured term loan total of $388.3 million. The proceeds from the amendment were used to: (i) repay in full all existing term loans under the Original Credit Agreement; (ii) repay outstanding revolving loans; (iii) repay premium, fees and expenses incurred; and (iv) general corporate purposes.

2012 Refinancing and Original Credit Agreement

On October 10, 2012 we completed the refinancing of our then existing credit facilities by entering into the Original Credit Agreement with a syndicate of banks and other financial institutions. The total amount of refinancing was $451.25 million, consisting of (i) a $350 million senior secured term loan and (ii) a $101.25 million senior secured revolving credit facility. The obligations under the Original Credit Agreement are guaranteed by RadNet, Inc. and our current and future domestic subsidiaries and certain of our affiliates (other than certain excluded foreign subsidiaries). The obligations under the Original Credit Agreement, including the guarantees, are secured by a perfected first-priority security interest in all of our tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

We used the net proceeds of the Original Credit Agreement to repay in full our then existing six year term loan facility for $277.9 million in principal amount outstanding, which would have matured on April 6, 2016, and our revolving credit facility for $59.8 million in principal amount outstanding, which would have matured on April 6, 2015.

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

	Facilities	Equipment	Total
2016	$57,899	$8,688	$66,587
2017	49,755	8,389	58,144
2018	42,497	6,136	48,633
2019	36,581	2,589	39,170
2020	29,037	896	29,933
Thereafter	80,289	14	80,303
	$296,058	$26,712	$322,770

Total rent expense, including equipment rentals, for the years ended December 31, 2015, 2014 and 2013 was $61.5 million, $64.5 million and $65.0 million, respectively.

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

NOTE 10 – INCOME TAXES

For the years ended December 31, 2015, 2014 and 2013, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2015	2014	2013
Federal current tax	$237	$–	$–
State current tax	1,705	1,283	643
Other current tax	28	29	(39)
Federal deferred tax	3,625	869	3,794
State deferred tax	412	(214)	(888)

Income tax expense	$6,007	$1,967	$3,510

A reconciliation of the statutory U.S. federal rate and effective rates is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013

Federal tax	34.00%	34.00%	34.00%
State franchise tax, net of federal benefit	8.50%	-3.64%	-14.20%
Other Non deductible expenses	-0.01%	0.00%	0.07%
Meals and entertainment	1.75%	4.85%	1.98%
Noncontrolling Interest in Partnerships	-2.16%	-2.88%	-1.48%
Equity compensation	-1.74%	-8.72%	35.39%
Changes in valuation allowance	-17.32%	24.52%	-17.88%
Return-to-provision	3.29%	-9.57%	-1.96%
Deferred true-ups and other	13.41%	16.34%	0.00%
Uncertain tax positions	0.01%	-3.67%	-2.92%
Expiring net operating losses	1.28%	2.61%	26.64%
Income tax expense	41.01%	53.85%	59.64%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$78,912	$87,709
Accrued expenses	4,125	3,594
Straight-Line Rent Adjustment	11,263	8,897
Unfavorable contract liability	2,142	2,811
Equity compensation	846	253
Allowance for doubtful accounts	4,341	2,124
Other	1,092	1,891
Valuation Allowance	(3,841)	(6,378)
Total Deferred Tax Assets	$98,880	$100,901

Deferred tax liabilities:
Property Plant & Equipment	(8,582)	(7,755)
Goodwill	(18,617)	(17,833)
Intangibles	(12,088)	(12,105)
NAEM Reserve	(7,882)	(6,441)
Other	(4,747)	(4,189)

Total Deferred Tax Liabilities	$(51,916)	$(48,323)

Net Deferred Tax Asset	$46,964	$52,578

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $233.9 million, which expire at various intervals from the years 2017 to 2035.  The Company also had state net operating loss carryforwards of approximately $123.3 million, which expire at various intervals from the years 2016 through 2035. As of December 31, 2015, $40.6 million of our federal net operating loss carryforwards acquired in connection with business combinations are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.  Cumulative excess tax benefits of $7.1 million, related to the exercise of stock options, will be recorded in equity when realized.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.  As of December 31, 2015, we have determined that deferred tax assets of $98.9 million are more likely-than-not to be realized.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

Year Ended	Total Net Operating Loss Carryforwards	Amount Subject to 382 limitation
2017	3,356	–
2018	12,284	–
2019	7,178	–
2020	–	–
Thereafter	211,094	40,610
	$233,912	$40,610

For the next five years, and thereafter, California net operating loss carryforwards expire as follows (in thousands):

Year Ended	Total Net Operating Loss Carryforwards
2016	3,683
2017	9,292
2018	–
2019	–
2020	–
Thereafter	18,247
$31,222

We file consolidated income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. We do not anticipate the results of any open examinations would result in a material change to its financial position.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$3,761	$3,970	$4,184
Decreases related to prior year tax positions	(3,667)	–	(214)
Expiration of the statute of limitations for the assessment of taxes	–	(209)	–
Balance at end of year	$94	$3,761	$3,970

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2015 we accrued an insignificant amount of interest expense. As of December 31, 2015, accrued interest and penalties were insignificant.

NOTE 11 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of December 31, 2015, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over two to five years and expire five to ten years from the date of grant.

As of December 31, 2015, we had outstanding options to acquire 931,667 shares of our Common Stock, of which options to acquire 918,334 shares were exercisable. During the twelve months ended December 31, 2015, we did not grant any stock options under our Restated Plan.

The following summarizes all of our option transactions during the year ended December 31, 2015:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2014	2,092,509	$3.58
Exercised	(1,135,833)	2.69
Canceled, forfeited or expired	(25,009)	2.22
Balance, December 31, 2015	931,667	4.69	0.82	$2,109,751
Exercisable at December 31, 2015	918,334	4.73	0.79	2,054,551

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2015. Total intrinsic value of options exercised during the year ended December 31, 2015 and 2014 was approximately $6.2 million and $7.3 million, respectively. As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested employee awards was $9,815, which is expected to be recognized over a weighted average period of approximately 0.87 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of December 31, 2015, we have issued a total of 3,461,208 RSA’s of which 771,342 were unvested at December 31, 2015.

The following summarizes all unvested RSA’s activities during the year ended December 31, 2015:

		Weighted-Average
		Remaining
		Contractual	Weighted-Average
	RSA's	Term (Years)	Fair Value
RSA's unvested at December 31, 2014	942,024		$1.96
Changes during the period
Granted	744,423		$8.60
Vested	(856,052)		$4.59
Forfeited	(59,053)		$5.59
RSA's unvested at December 31, 2015	771,342	0.71	$5.17

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the year ended December 31, 2015 we issued 170,000 shares relating to these awards.

In sum, of the 12,000,000 shares of common stock reserved for issuance under the Restated Plan, at December 31, 2015, we had issued 11,059,958 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 2,825,009 and 59,053 shares, respectively, there remain 3,824,104 shares available under the Restated Plan for future issuance.

NOTE 12 – EMPLOYEE BENEFIT PLAN

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

NOTE 13 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2015 and 2014. This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for share and per share data).

	2015 Quarter Ended				2014 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Statement of Operations Data:
Net revenue	$181,267	$204,289	$208,366	$215,706	$168,876	$179,082	$184,059	$185,552

Total operating expenses	183,213	190,905	191,137	205,256	161,328	163,436	168,824	170,676

Total other expenses	6,723	10,836	5,731	10,109	25,468	10,803	10,401	9,951

Equity in earnings of joint ventures	(1,102)	(3,207)	(1,992)	(2,626)	(1,067)	(1,646)	(2,009)	(2,248)

Benefit from (provision for) income taxes	3,091	(2,192)	(5,199)	(1,707)	4,478	(1,233)	(2,334)	(2,878)

Net (loss) income	(4,476)	3,563	8,291	1,260	(12,375)	5,256	4,509	4,295

Net income attributable to noncontrolling interests	78	168	304	379	49	112	58	90

Net (loss) income attributable to Radnet, Inc. common stockholders	$(4,554)	$3,395	$7,987	$881	$(12,424)	$5,144	$4,451	$4,205

Basic net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.11)	$0.08	$0.18	$0.02	$(0.31)	$0.13	$0.11	$0.10

Diluted net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.11)	$0.08	$0.18	$0.02	$(0.31)	$0.12	$0.10	$0.10

Weighted average shares outstanding
Basic	42,747	43,370	43,637	45,454	40,010	40,817	41,645	41,783
Diluted	42,747	44,686	44,752	46,545	40,010	43,263	44,034	44,182

NOTE 14 – RELATED PARTY TRANSACTIONS

We use World Wide Express, a package delivery company owned by our western operations chief operating officer, to provide delivery services for us. For the years ended December 31, 2015, 2014 and 2013, we paid approximately $693,000, $833,000, $955,000, and respectively, to World Wide Express for those services. At December 31, 2015 and 2014, we had outstanding amounts due to World Wide Express of $116,000 and $61,000, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On March 1, 2016 we completed our acquisition of certain assets of Advanced Radiological Imaging – Astoria P.C. consisting of a three multi-modality imaging centers located in Astoria, NY for cash consideration of $5.0 million. The facility provides MRI, PET/CT, Ultrasound and X-ray services.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because deficiencies in the design and operating effectiveness of certain information technology general controls (“ITGC’s) and information technology dependent manual controls related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 because of the material weakness described below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Based upon this assessment, management concluded that, as of December 31, 2015, the following control deficiencies related to the Company’s revenue and accounts receivable process aggregate to a material weakness in the Company’s internal control over financial reporting:

•	ITGCs were ineffective for multiple systems which capture and bill revenue transactions as a result of deficiencies pertaining to user access and program change controls

•	Certain information technology dependent manual controls which are designed to ensure the completeness of revenue transaction processing and appropriate valuation of the account receivable were not performed timely or reviewed with sufficient precision.

The ineffective design and operation of these ITGCs and the related information technology dependent manual controls impacts a material portion of our revenue transactions.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in this Annual Report on Form 10-K.

Remediation Plan for Material Weakness

Our management, with oversight of our Audit Committee, has been actively engaged in developing a remediation plan to address the material weakness reported as of December 31, 2015. The remediation efforts expected to be implemented include the following:

•	Continue our plan to streamline the number and improve the quality of systems utilized by the Company for the capture and billing of revenue transactions.
•	Implement effective user access controls across all revenue related systems to ensure proper authentication for established users and timely removal of terminated users, and improve documentation surrounding program change controls.
•	Ensure that all revenue-related IT dependent manual controls are performed on a timely basis with a sufficient level of precision.

If the remedial measures described above are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in “Item 1A. Risk Factors” in Part I of this Form 10-K.

Changes in Internal Control over Financial Reporting

Except as described above, management did not identify any change in internal control over financial reporting occurring during the fourth quarter that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of RadNet, Inc.

We have audited RadNet, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operating effectiveness of information technology general controls and certain information technology dependent manual controls related to the Company’s revenue and accounts receivables process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RadNet, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, RadNet, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California

March 15, 2016

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

RADNET, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additional Charges Against Income	Deductions from Reserve	Balance at End of Year
Year Ended December 31, 2015
Accounts Receivable-Allowance for Bad Debts	$15,109	$36,033	$(30,348)	$20,794

Year Ended December 31, 2014
Accounts Receivable-Allowance for Bad Debts	$12,735	$29,807	$(27,433)	$15,109

Year Ended December 31, 2013
Accounts Receivable-Allowance for Bad Debts	$16,687	$27,911	$(31,863)	$12,735

(a)(3) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated October 1, 2015 by and among Mid Rockland Imaging Partners, Inc., a Delaware corporation and a subsidiary of the registrant, Diagnostic Imaging Group LLC, a Delaware limited liability company, Diagnostic Imaging Group Holdings, LLC,, a Delaware limited liability company, New Primecare LLC, a Delaware limited liability company, and Flushing Medical Arts Building, Inc. (incorporated by reference to exhibit filed with Form 8-K on October 20, 2015).

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2	Pledge and Security Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4	First Amendment Agreement dated April 3, 2013 to the Credit and Guaranty Agreement dated October 10, 2012, by and among RadNet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet Management, Inc., certain lenders identified therein and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on April 4, 2013).

10.5	Second Amendment Agreement dated March 25, 2014 to the Credit and Guaranty Agreement, dated as of October 10, 2012 (as amended, by the First Amendment Agreement, dated as of April 3, 2013), by and among RadNet, Inc., Radnet Management, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., certain lenders identified therein, and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on March 31, 2014).

10.6	Second Lien Credit and Guaranty Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.2 filed with Form 8-K on March 31, 2014).

10.7	Second Lien Pledge and Security Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., the Grantors identified therein, and Barclays Bank PLC, as collateral agent. (incorporated by reference to Exhibit 99.3 filed with Form 8-K on March 31, 2014).

10.8	Joinder Agreement, dated as of April 30, 2015, by and y and among Barclays Bank Plc, Radnet Management, Inc., a California corporation, Radnet Inc., a Delaware corporation, and certain affiliates and subsidiaries of Radnet Management Inc. (incorporated by reference to exhibit filed with Form 8-K on May 1, 2015).

10.9	RadNet, Inc. 2006 Equity Incentive Plan (Amended and Restated as of April 20, 2015) 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.10	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 12, 2015).*

10.11	Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.12	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.13	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.14	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.15	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D.

10.18	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.19	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.20	Second Amendment to Employment Agreement dated November 16, 2015 with Jeffrey L. Linden.

10.21	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.22	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.23	Second Amendment to Employment Agreement dated November 16, 2015 with Norman R. Hames.

10.24	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.25	First Amendment to Employment Agreement dated November 16, 2015 with Mark Stolper.

10.26	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.27	First Amendment to Retention Agreement dated November 16, 2015 with Stephen Forthuber.

10.28	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

12.1	Computation of Ratios of Earnings to Fixed Charges.

14.1	Code of Financial Ethics

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

RADNET, INC.

Date: March 15, 2016	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 15, 2016

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 15, 2016

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 15, 2016

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 15, 2016

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 15, 2016

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 15, 2016

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 15, 2016

By	/s/ MARK D. STOLPER
Mark D. Stolper,Chief Financial Officer (Principal Accounting Officer)

Date: March 15, 2016

