Form 10-K/A
period 2015-12-31
RadNet, Inc.
filed 2016-03-30
CIK 790526

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes   ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $266,105,775 on June 30, 2015(the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2015.

The number of shares of the registrant’s common stock outstanding on March 10, 2016, was 47,193,286.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein or in the Annual Report on Form 10-K filed on March 15, 2016, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission on March 15, 2016 (the "Original Filing"), solely for the purpose of including the financial statements of certain unconsolidated joint ventures in accordance with Rule 3-09 of Regulation S-X.  Rule 3-09 requires that we file financial statements of unconsolidated joint ventures in which we hold equity interests of 50% or less and account for them under the equity method, to the extent that the unconsolidated joint ventures are individually significant.  Such statements are required to be audited only for the years in which such unconsolidated joint ventures met applicable significance tests. Under Rule 3-09 of Regulation S-X, we are permitted to file the financial statements for these unconsolidated joint ventures within 90 days of the end of our fiscal year.

We determined that as of and for the year ended December 31, 2014, four of our unconsolidated joint venture interests, including Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), were significant unconsolidated joint ventures under Rule 3-09 and the accompanying financial statements for the Group for the year ended December 31, 2014 have been audited accordingly. The Group did not meet the significance test for year 2015; therefore, the Group’s financial statements are required to be included for the year ended December 31, 2015, but are not required to be audited. We are permitted to file combined financial statements for individually significant joint ventures which are in the same line of business. Accordingly, we are filing this Amendment No. 1 to include the combined financial statements of the Group under Item 15 - Exhibits and Financial Statement Schedules, and are amending the list of the financial statements and exhibits being filed herewith. We are also filing an updated Exhibit Index and updated Certificates of our Chief Executive Officer and Chief Financial Officer under Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Except as described above, this Form 10-K/A does not amend or change any other items or disclosures in the Original Filing.  The disclosure in this Form 10-K/A has not been updated to reflect events occurring after the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the Original Filing.

2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of RadNet, Inc. and consolidated subsidiaries were filed with the Original Filing on March 15, 2016:

Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets	52

Consolidated Statements of Operations	53

Consolidated Statements of Comprehensive Income	54

Consolidated Statements of Equity (Deficit)	55

Consolidated Statements of Cash Flows	56

Notes to Consolidated Financial Statements	58 to 90

(a)(2) Financial Statements Schedules

Schedules – The following financial statement schedules of Radnet, Inc. and consolidated subsidiaries were filed with the Original Filing on March 15, 2016:

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibit Index

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K/A (Amendment No. 1).

(c) Financial Statement Schedules

The following combined financial statements of the Group are filed herewith pursuant to Rule 3-09 of Regulation S-X:
Page No

Report of Independent Registered Public Accounting Firm	5

Combined Balance Sheets of Certain RadNet, Inc. Affiliates	6

Combined Statements of Income of Certain RadNet, Inc. Affiliates	7

Combined Statements of Partners’ Capital of Certain RadNet, Inc. Affiliates	8

Combined Statements of Cash Flows of Certain RadNet, Inc. Affiliates	9

Notes to Combined Financial Statements	10 to 14

3

Report of Independent Registered Public Accounting Firm

To the partners of:

Franklin Imaging Joint Venture;

Carroll County Radiology, LLC;

MRI at St. Joseph Medical Center, LLC; and

Greater Baltimore Diagnostic Imaging Partnership

We have audited the accompanying combined balance sheets of certain RadNet, Inc. affiliates including Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), as of December 31, 2014, and the related combined statements of income, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Group at December 31, 2014, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 31, 2015

Los Angeles, California

CERTAIN RADNET, INC. AFFILIATES

COMBINED BALANCE SHEETS

(IN THOUSANDS)

	December 31,	December 31,	December 31,
	2015	2014	2013
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$3	$288
Accounts receivable, net	5,671	7,439	8,603
Due from affiliates	5,260	5,507	2,788
Prepaid expenses and other current assets	538	129	667
Total current assets	11,469	13,078	12,346

PROPERTY AND EQUIPMENT, NET	13,752	13,845	17,794

OTHER ASSETS
Goodwill	9,923	9,923	9,923
Other intangible assets	350	470	589
Total assets	$35,494	$37,316	$40,652

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued expenses	$837	$1,483	$1,942
Current portion of deferred rent	274	231	207
Current portion of equipment notes payable	208	692	668
Current portion of obligations under capital leases	–	–	167
Total current liabilities	1,319	2,406	2,984
LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,028	1,169	1,399
Equipment notes payable, net of current portion	357	565	1,257
Total liabilities	2,704	4,140	5,640

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
RadNet, Inc.	15,123	15,339	16,833
Other partners	17,667	17,837	18,179
Total partners' capital	32,790	33,176	35,012
Total liabilities and partners' capital	$35,494	$37,316	$40,652

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2015	2014	2013
NET SERVICE FEE REVENUE	(unaudited)

Service fee revenue, net of contractual allowances and discounts	$55,008	$55,058	$57,210
Provision for bad debts	(2,824)	(2,832)	(2,777)
Net service fee revenue	52,184	52,226	54,433

OPERATING EXPENSES
Cost of operations	34,802	36,767	38,220
Depreciation and amortization	4,139	4,718	4,728
Net loss (gain) on sale of equipment	31	19	(143)
Total operating expenses	38,972	41,504	42,805

INCOME FROM OPERATIONS	13,212	10,722	11,628
Net interest expense	34	60	86

NET INCOME	$13,178	$10,662	$11,542

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF PARTNERS' CAPITAL

(IN THOUSANDS)

	RadNet, Inc.	Other Partners	Total

BALANCE - January 1, 2013	$17,717	$18,253	$35,970
Net Income	5,369	6,173	11,542
Distributions	(6,253)	(6,247)	(12,500)
BALANCE - December 31, 2013	16,833	18,179	35,012
Net Income	4,949	5,713	10,662
Distributions	(6,443)	(6,055)	(12,498)
BALANCE - December 31, 2014	15,339	17,837	33,176
Net Income (unaudited)	6,133	7,045	13,178
Distributions (unaudited)	(6,349)	(7,215)	(13,564)
BALANCE - December 31, 2015 (unaudited)	$15,123	$17,667	$32,790

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)

Net income	$13,178	$10,662	$11,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,139	4,718	4,728
Provision for bad debts	2,824	2,832	2,777
Deferred rent amortization	(98)	(206)	(155)
Net loss (gain) on sale of equipment	31	19	(143)
Changes in operating assets and liabilities
Accounts receivable	(1,056)	(1,669)	(2,783)
Prepaid expenses and other current assets	(409)	537	(69)
Due from affiliates	247	(2,718)	(1,668)
Accounts payable and accrued expenses	(646)	(459)	(84)
Net cash provided by operating activities	18,210	13,716	14,145
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,958)	(669)	(1,965)
Proceeds from sale of equipment	1	1	30
Net cash used in investing activities	(3,957)	(668)	(1,935)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(692)	(835)	(1,200)
Distributions to partners	(13,564)	(12,498)	(12,500)
Net cash used in financing activities	(14,256)	(13,333)	(13,700)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(285)	(1,490)
CASH AND CASH EQUIVALENTS, beginning of period	3	288	1,778
CASH AND CASH EQUIVALENTS, end of period	$–	$3	$288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$34	$60	$86

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited as of and for the year ended December 31, 2015)

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

The Group's combined service fee revenues are recorded during the period the services are provided based upon the estimated amounts due from patients and third-party payors. Third-party payors include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances are based on historical collection rates of pre-determined payment rates specified in the related contractual agreements. The Group also records a provision for doubtful accounts (based primarily on historical collection experience) related to patient financial responsibility including copayment and deductible amounts for patients who have health care coverage with third-party payors.

The Group’s service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013
	(unaudited)

Commercial Insurance	$36,911	$37,384	$38,846
Medicare	12,322	12,003	12,472
Medicaid	1,980	1,872	1,945
Workers' Compensation/Personal Injury	2,805	2,643	2,746
Other	990	1,156	1,201
Service fee revenue, net of contractual allowances and discounts	55,008	55,058	57,210

Provision for bad debts	(2,824)	(2,832)	(2,777)
Net service fee revenue	$52,184	$52,226	$54,433

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

PROVISION FOR BAD DEBTS - Although outcomes vary, the Group’s policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service. The Group provides for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Group estimates this allowance based on the aging of accounts receivable by each type of payor over a minimum 18-month look-back period, and other relevant factors. A significant portion of the provision for bad debt relates to co-payments and deductibles owed to the Group by patients with insurance. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and the Group’s estimation process. The combined allowance for bad debts at December 31, 2015 and 2014 was $365,000 (unaudited) and $351,000, respectively.

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

GOODWILL – Combined goodwill of the Group at December 31, 2015 totaled $9.9 million (unaudited). Goodwill is recorded by each member of the Group as a result of business combinations. Management of each member of the Group evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.   Each member of the Group evaluated its respective share of the combined goodwill at October 1, 2015 for signs of impairment under the provisions of ASU 2011-08. By utilizing certain qualitative measures outlined in the guidance, each member determined that its respective share of the combined goodwill was not impaired.

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

Open tax years are those that are open for examination by taxing authorities, and include all returns for tax years ending on or after December 31, 2012, for federal returns and December 31, 2012, for Maryland returns. The Group has no examinations in process and has not been notified of any future examinations at this time. Management of each member of the Group has reviewed all open tax years and major jurisdictions, and has not recorded an unrecognized tax benefit relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Group has recognized no interest or penalties related to uncertain tax positions taken or expected to be taken.

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Combined goodwill of the Group totaled $9.9 million (unaudited) at December 31, 2015 and 2014. Goodwill is recorded as a result of business combinations.

Other intangible assets are primarily related to the value of management service contracts on the books of MRI at St. Joseph Medical Center, LLC and covenant not to compete contracts acquired through GBDIP’s acquisition of a controlling interest of a previously held non-consolidated joint venture investment and totaled $608,138 on the date of acquisition. Accumulated amortization of the management service contract and covenant not to compete contract intangible assets through December 31, 2015 was $141,000 (unaudited) and $418,000 (unaudited), respectively. Amortization expense for the year ended December 31, 2015 was $120,000 (unaudited). The value of these covenant not to compete contracts is amortized using the straight-line method over five years. Management service contracts are amortized over 25 years.

The following table (unaudited) shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Weighted average amortization period remaining in years

Management service contracts	$16	$16	$16	$16	$16	$165	$245	17.0
Covenant not to compete contracts	105	–		–	–	–	105	1.0
Total annual amortization	$121	$16	$16	$16	$16	$165	$350

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2015	2014
	(Unaudited)

Medical equipment	$39,841	$36,618
Office equipment, furniture and fixtures	3,280	3,238
Leasehold improvements	14,440	14,335
	57,561	54,191
Accumulated depreciation and amortization	(43,809)	(40,346)
	$13,752	$13,845

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2015, 2014 and 2013 totaled $4.0 million (unaudited), $4.7 million and $4.6 million, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows (in thousands):

	December 31,
	2015	2014
	(unaudited)

Accounts payable	$1	$98
Accrued expenses	628	230
Accrued payroll and vacation	208	1,155
Total	$837	$1,483

NOTE 6 – EQUIPMENT NOTES PAYABLE

One member of the Group, Greater Baltimore Diagnostic Imaging Partnership holds four promissory notes issued by two financing companies for the purpose of acquiring imaging equipment. These notes have interest rates between 3.5% and 4.5%, mature on or before October 2018 and are collateralized by the acquired equipment.

The following is a listing of annual principal maturities of the equipment notes discussed above for years ending December 31 (in thousands):

(unaudited)
2016	$208
2017	201
2018	156
2019	–
2020	–
Thereafter	–
$565

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases – The Group leases various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2018. Certain leases contain renewal options from two to ten years and escalation clauses based either on the consumer price index or fixed rent escalators. Leases with fixed rent escalators are recorded on a straight-line basis. The Group records deferred rent for tenant leasehold improvement allowances received from a lessor and amortizes the deferred rent expense over the term of the lease agreement. Minimum annual payments under operating leases for future years ending December 31 (in thousands):

	Facilities	Equipment	Total
	(unaudited)	(unaudited)	(unaudited)
2016	$1,923	$282	$2,205
2017	1,457	39	1,496
2018	1,189	35	1,224
2019	938	18	956
2020	496	–	496
Thereafter	549	–	549
	$6,552	$374	$6,926

Total rent expense, including equipment rentals, for the years ended December 31, 2015, 2014 and 2013 was $2.7 million (unaudited), $3.5 million and $3.9 million, respectively.

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

Amounts receivable from and payable to RadNet Inc. for the activities listed above are summarized in due from affiliates on the Group’s combined balance sheets and were $5.3 million (unaudited) and $5.5 million at December 31, 2015 and 2014, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The members of the Group evaluated subsequent events through March 30, 2016 and concluded that no additional disclosures were required.

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

11

10.8

Joinder Agreement, dated as of April 30, 2015, by and among Barclays Bank Plc, Radnet Management, Inc., a California Corporation, Radnet Inc., a Delaware Corporation, and certain affiliates and subsidiaries of Radnet Management Inc. (Incorporated by reference to exhibit filed with Form 8-K on May 1, 2015).

10.9	2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.10	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.11	Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.12	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.13	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.14	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.15	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2015).*

10.18	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.19	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.20	Second Amendment to Employment Agreement dated November 16, 2015 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2015).*

10.21	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.22	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.23	Second Amendment to Employment Agreement dated November 16, 2015 with Normal R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2015).*

10.24	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.25	First Amendment to Employment Agreement dated November 16, 2015 with Mark Stopler (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2015).*

10.26	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.27	First Amendment to Retention Agreement dated November 16, 2015 with Stephen Forthuber (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2015).*

10.28

Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2015).

14.1	Code of Financial Ethics (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2015).

21.1	List of Subsidiaries (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2015.

23.1	Consent of Registered Independent Public Accounting Firm (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2015).

23.2	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page to the Form 10-K for the year ended December 31, 2015).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
Date: March 30, 2016	/ s/ HOWARD G . BERGER, M.D.
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/ s/ HOWARD G . BERGER, M.D.	Date: March 30, 2016
Howard G. Berger, M.D., Director, Chief Executive Officer and President

By	/s/ MARVIN S. CADWELL *	Date: March 30, 2016
Marvin S. Cadwell, Director

By	/s/ JOHN V. CRUES, III, M.D. *	Date: March 30, 2016
John V. Crues, III, M.D., Director

By	/s/ NORMAN R. HAMES *	Date: March 30, 2016
Norman R. Hames, Director

By	/s/ DAVID L. SWARTZ *	Date: March 30, 2016
David L. Swartz, Director

By	/s/ LAWRENCE L. LEVITT *	Date: March 30, 2016
Lawrence L. Levitt, Director

By	/s/ MICHAEL L. SHERMAN, M.D. *	Date: March 30, 2016
Michael L. Sherman, M.D., Director

By	/s/ MARK D. STOLPER	Date: March 30, 2016
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

* By Mark D. Stolper, as attorney- in-fact

