Form 10-Q
period 2016-03-31
RadNet, Inc.
filed 2016-05-10
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock outstanding on May 5, 2016 was 47,270,751 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$410	$446
Accounts receivable, net	177,830	162,843
Current portion of deferred tax assets	22,278	22,279
Due from affiliates	3,725	4,815
Prepaid expenses and other current assets	33,698	38,986
Total current assets	237,941	229,369
PROPERTY AND EQUIPMENT, NET	254,949	256,722
OTHER ASSETS
Goodwill	240,702	239,408
Other intangible assets	44,695	45,253
Deferred financing costs	2,486	2,841
Investment in joint ventures	34,119	33,584
Deferred tax assets, net of current portion	25,971	24,685
Deposits and other	4,847	4,565
Total assets	$845,710	$836,427

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$114,361	$113,813
Due to affiliates	4,782	6,564
Deferred revenue	1,528	1,598
Current portion of notes payable	21,962	22,383
Current portion of deferred rent	2,593	2,563
Current portion of obligations under capital leases	9,280	10,038
Total current liabilities	154,506	156,959
LONG-TERM LIABILITIES
Deferred rent, net of current portion	27,278	26,865
Line of credit	16,300	–
Notes payable, net of current portion	594,547	599,914
Obligations under capital lease, net of current portion	5,799	6,385
Other non-current liabilities	9,748	9,843
Total liabilities	808,178	799,966
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 47,270,751, and 46,281,189 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4	4
Paid-in-capital	199,955	197,297
Accumulated other comprehensive loss	(149)	(153)
Accumulated deficit	(166,294)	(164,571)
Total RadNet, Inc.'s stockholders' equity	33,516	32,577
Noncontrolling interests	4,016	3,884
Total equity	37,532	36,461
Total liabilities and equity	$845,710	$836,427

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2016	2015

NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$200,842	$165,030
Provision for bad debts	(10,304)	(7,475)
Net service fee revenue	190,538	157,555
Revenue under capitation arrangements	25,850	23,712
Total net revenue	216,388	181,267
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	196,826	168,921
Depreciation and amortization	16,412	14,294
Gain on sale and disposal of equipment	–	(38)
Severance costs	167	36
Total operating expenses	213,405	183,213
INCOME (LOSS) FROM OPERATIONS	2,983	(1,946)

OTHER INCOME AND EXPENSES
Interest expense	10,681	9,996
Meaningful use incentive	(2,808)	(3,270)
Equity in earnings of joint ventures	(2,279)	(1,102)
Other expenses (income)	2	(3)
Total other expenses	5,596	5,621
LOSS BEFORE INCOME TAXES	(2,613)	(7,567)
Benefit from income taxes	1,180	3,091
NET LOSS	(1,433)	(4,476)
Net income attributable to noncontrolling interests	290	78
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(1,723)	$(4,554)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.04)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	46,581,491	42,747,329

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2016	2015

NET LOSS	$(1,433)	$(4,476)
Foreign currency translation adjustments	4	(37)

COMPREHENSIVE LOSS	(1,429)	(4,513)
Less comprehensive income attributable to non-controlling interests	290	78
COMPREHENSIVE LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(1,719)	$(4,591)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
BALANCE - JANUARY 1, 2016	46,281,189	$4	$197,297	$(164,571)	$(153)	$32,577	$3,884	$36,461

Issuance of common stock upon exercise of options	264,448	–	–	–	–	–	–	-
Stock-based compensation	–	–	2,658	–	–	2,658	–	2,658
Issuance of restricted stock and other awards	725,114	–	–	–	–	–	–	-

Distributions paid to noncontrolling interests	–	–	–	–	–	–	(158)	(158)

Change in cumulative foreign currency translation adjustment	–	–	–	–	4	4	–	4
Net (loss) income	–	–	–	(1,723)	–	(1,723)	290	(1,433)
BALANCE - MARCH 31, 2016	47,270,751	$4	$199,955	$(166,294)	$(149)	$33,516	$4,016	$37,532

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,433)	$(4,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,412	14,294
Provision for bad debts	10,304	7,475
Equity in earnings of joint ventures	(2,279)	(1,102)
Distributions from joint ventures	2,038	3,041
Deferred rent amortization	443	925
Amortization of deferred financing costs and loan discount	1,368	1,288
Gain on sale and disposal of equipment	–	(38)
Stock-based compensation	2,733	3,554
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(25,291)	(12,498)
Other current assets	5,288	2,787
Other assets	856	(289)
Deferred taxes	(1,286)	(3,578)
Deferred revenue	(70)	(202)
Accounts payable, accrued expenses and other	11,880	6,288
Net cash provided by operating activities	20,963	17,469
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(5,007)	–
Purchase of property and equipment	(22,500)	(19,826)
Proceeds from sale of equipment	–	205
Equity contributions in existing joint ventures	(294)	–
Net cash used in investing activities	(27,801)	(19,621)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,166)	(2,030)
Payments on Term Loan Debt/Senior Notes	(6,178)	(5,190)
Net proceeds on revolving credit facility	16,300	9,400
Dividends paid to noncontrolling interests	(158)	(468)
Proceeds from issuance of common stock upon exercise of options/warrants	–	324
Net cash provided by financing activities	6,798	2,036
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4	(37)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(36)	(153)
CASH AND CASH EQUIVALENTS, beginning of period	446	307
CASH AND CASH EQUIVALENTS, end of period	$410	$154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$9,085	$8,624

 The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $20.5 million and $12.3 million during the three months ended March 31, 2016 and 2015, respectively, which were not paid for as of March 31, 2016 and 2015, respectively.  The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable, accrued expenses and other.

During the three months ended March 31, 2016 we added capital lease debt of approximately $1.3 million.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services. At March 31, 2016, we operated directly or indirectly through joint ventures with hospitals, 309 centers located in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location for multiple procedures. Our operations comprise a single segment for financial reporting purposes.

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

We contract with nine medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York. These contracts are similar to our contract with BRMG. Six of these groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the nine medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all cash flows of BRMG and the NY Groups are transferred to us.

We have determined that BRMG and the NY Groups are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $34.0 million and $25.5 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2016 and 2015, respectively, and $34.0 million and $25.5 million of operating expenses for the three months ended March 31, 2016 and 2015, respectively. RadNet recognized in its condensed consolidated statement of operations $104.0 million and $99.0 million of net revenues for the three months ended March 31, 2016, and 2015 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2016 and December 31, 2015, we have included approximately $110.5 million and $89.8 million, respectively, of accounts receivable and approximately $9.1 million and $8.5 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2016 and 2015 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016, as amended.

NOTE 2 – ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

Presentation of Deferred Financing Costs

In the first quarter of 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In a subsequent Staff Announcement, the SEC announced that it would not object to the deferral and presentation of deferred financing costs relating to line-of-credit arrangements as an asset. We have applied the guidance retrospectively to all periods presented. Such retrospective adoption had an insignificant impact to our December 31, 2015 consolidated balance sheet, and had no impact to our consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows. The table below summarizes the impacts on the Company’s December 31, 2015 Consolidated Balance Sheet.

	Impact of new accounting pronouncement
In thousands	As previously reported	Impact of adoption	As currently reported
Prepaid expenses and other current assets	$40,139	(1,153)	38,986
Deferred financing costs, net of current portion	3,696	(855)	2,841
Others	794,600	–	794,600
Total assets	$838,435	$(2,008)	$836,427
Current portion of notes payable	23,076	(693)	22,383
Notes payable, net of current portion	601,229	(1,315)	599,914
Others	177,669	–	177,669
Total liabilities	801,974	(2,008)	799,966
Total equity	36,461	–	36,461
Total liabilities and equity	$838,435	$(2,008)	$836,427

NOTE 3 –SIGNIFICANT ACCOUNTING POLICIES

During the period covered in this report, there have been no material changes to the significant accounting policies we use, except as stated in Note 2 above, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as amended. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as amended.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015

Commercial insurance	$126,397	$99,885
Medicare	45,820	37,036
Medicaid	7,023	5,470
Workers' compensation/personal injury	9,514	7,400
Other	12,088	15,239
Service fee revenue, net of contractual allowances and discounts	200,842	165,030
Provision for bad debts	(10,304)	(7,475)
Net service fee revenue	190,538	157,555
Revenue under capitation arrangements	25,850	23,712
Total net revenue	$216,388	$181,267

Provision for Bad Debts

We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by the historical payment patterns of each type of payor, write-off trends, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process.

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

Meaningful Use Incentive

Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $2.8 million and $3.3 million during the three months ended March 31, 2016, and 2015, respectively, relating to this incentive.

Liquidity and Capital Resources

We had cash and cash equivalents of $410,000 and accounts receivable of $177.8 million at March 31, 2016, compared to cash and cash equivalents of $446,000 and accounts receivable of $162.8 million at December 31, 2015. We had a working capital balance of $83.4 million and $72.4 million at March 31, 2016 and December 31, 2015, respectively. We had net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2016 and 2015 of $1.7 million and $4.6 million respectively.  We also had stockholders’ equity of $33.5 million and $32.6 million at March 31, 2016 and December 31, 2015, respectively.

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

Included in our condensed consolidated balance sheet at March 31, 2016 is $614.2 million of senior secured term loan debt (net of unamortized discounts of $10.6 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$373,792	$(7,461)	$366,331
2015 Incremental First	$71,053	$(834)	$70,219
Second Lien Term Loans	$180,000	$(2,311)	$177,689
Total	$624,845	$(10,606)	$614,239

Our $101.25 million revolving credit facility had a $16.3 million aggregate principal amount outstanding as of March 31, 2016.

As of March 31, 2016, we were in compliance with all covenants under the Original Credit Agreement (as amended by the 2013 Amendment, the 2014 Amendment, and the 2015 Joinder) and the Second Lien Credit Agreement.

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

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at March 31, 2016 was 0.90%.

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

Revolving Credit Facility. The $101.25 million revolving credit line established in the Credit Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Credit Agreement, which addresses voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Credit Agreement. The revolving credit facility bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The Adjusted Eurodollar Rate at March 31, 2016 was 0.90%.

The 2014 Amendment provided for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Original Credit Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25%. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at March 31, 2016 was 0.90%.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Adjusted Eurodollar Rate at March 31, 2016 was 0.90%. The rate paid on the Second Lien Credit Agreement at March 31, 2016 was 8%.

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

NOTE 4 – RECENT ACCOUNTING STANDARDS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through the statement of operations as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on income. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the statement of cash flows. The ASU will permit certain elective changes associated with stock compensation accounting. For example, companies can elect to account for forfeitures of awards as they occur rather than projecting forfeitures in the accrual of compensation expense. In addition, the ASU increases the proportion of shares an employer is permitted (though not required) to withhold on behalf of an employee to satisfy the employee’s income tax burden on a share-based award without causing the award to become subject to liability accounting. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 changes the classification of deferred taxes to be a noncurrent asset or liability regardless of the classification of the related asset or liability for financial reporting. The update is effective for fiscal years beginning after December 15, 2016. Early application is permitted at the beginning of an interim or annual reporting period. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

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

NOTE 5 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2016	2015

Net loss attributable to RadNet, Inc. common stockholders	$(1,723)	$(4,554)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,581,491	42,747,329
Basic and diluted net loss per share attributable to RadNet, Inc. common stockholders	$(0.04)	$(0.11)

For the three months ended March 31, 2016 and 2015 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

NOTE 6 – ACQUISITIONS

On March 1, 2016 we completed our acquisition of certain assets of Advanced Radiological Imaging – Astoria P.C. consisting of two multi-modality imaging centers located in Astoria, NY for cash consideration of $5.0 million. The facility provides MRI, PET/CT, Ultrasound and X-ray services. We have made a preliminary fair value determination of the acquired assets and approximately $3.6 million of fixed assets, $47,000 of prepaid assets, $100,000 covenant not to compete, and $1.3 million of goodwill were recorded.

NOTE 7 – INVESTMENT IN JOINT VENTURES

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

The following table is a roll forward of our investment in joint ventures during the three months ended March 31, 2016 (in thousands):

Balance as of December 31, 2015	$33,584
Equity in earnings in these joint ventures	2,279
Distribution of earnings	(2,038)
Contributions paid	294
Balance as of March 31, 2016	$34,119

We earned management service fees from the centers underlying these joint ventures of approximately $2.9 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively. At the end of the period we eliminate from total fees recorded the uncollected portion of these fees that are associated with our ownership interests and offset this with an increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of March 31, 2016 and for the three months ended March 2016 and 2015 (in thousands):

Balance Sheet Data:	March 31, 2016
Current assets	$23,511
Noncurrent assets	90,320
Current liabilities	(9,900)
Noncurrent liabilities	(42,122)
Total net assets	$61,809

Book value of RadNet joint venture interests	$29,148
Cost in excess of book value of acquired joint venture interests	4,971
Total value of Radnet joint venture interests	$34,119

Total book value of other joint venture partner interests	$32,661

Income statement data for the three months ended March 31,	2016	2015

Net revenue	$39,220	$26,442
Net income	$5,614	$3,030

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of March 31, 2016, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over two to five years and expire five to ten years from the date of grant.

As of March 31, 2016, we had outstanding options to acquire 475,626 shares of our Common Stock, of which options to acquire 291,667 shares were exercisable. During the three months ended March 31, 2016, we granted stock options under our Restated Plan in the amount of 170,626 shares.

The following summarizes all of our option transactions during the quarter ended March 31, 2016:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2015	931,667	$4.69
Granted	170,626	6.01
Exercised	(526,667)	2.95
Canceled, forfeited or expired	(100,000)	9.03
Balance, March 31, 2016	475,626	6.18	4.18	$220,100
Exercisable at March 31, 2016	291,667	6.47	1.18	182,900

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the holder had all holders exercised their options on March 31, 2016. Total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was approximately $1.6 million and $1.9 million, respectively. As of March 31, 2016, total unrecognized stock-based compensation expense related to non-vested employee option awards was $557,000, which is expected to be recognized over a weighted average period of approximately 3.7 years.

Restricted Stock Awards (“RSA’s”)

The 2006 Plan permits the award of restricted stock. As of March 31, 2016, we have issued a total of 4,186,322 RSA’s of which 610,962 were unvested.

The following summarizes all unvested RSA’s activities during the three months ended March 31, 2016:

		Weighted- Average
		Remaining	Weighted-
		Contractual	Average
	RSA’s	Term (Years)	Fair Value
RSA's outstanding at December 31, 2015	771,342		$5.17
Changes during the period
Granted	725,114		$5.90
Vested	(885,492)		$5.18
RSA's unvested at March 31, 2016	610,962	1.23	$6.02

We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the quarter ended March 31, 2016 no stock bonus awards were issued under the Restated Plan.

Plan Summary

In sum, of the 12,000,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2016, we had issued 11,955,698 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 2,925,009 and 59,053 shares, respectively, there remain 3,028,364 shares available under the Restated Plan for future issuance.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$433,724	$–	$433,724	$444,845
Second Lien Term Loans	$–	$162,900	$–	162,900	$180,000

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$444,258	$–	$444,258	$451,023
Second Lien Term Loans	–	173,700	–	173,700	180,000

The carrying value of our revolving credit facility at March 31, 2016 was $16.3 million, which approximated its fair value. There was no balance outstanding under the revolving credit facility at December 31, 2015.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 18, 2016, RadNet formed Glendale Advanced Imaging LLC, and on May 9, 2016, utilized the LLC to enter into a joint venture with Dignity Health, a California nonprofit public benefit corporation.  Total agreed combined contribution to the venture is expected to be $3.9 million of cash and assets, with RadNet contributing $2.2 million (a 55% stake) and Dignity Health contributing $1.7 million (a 45% stake). The transaction is scheduled to close June 1, 2016.  Initial operations at two imaging centers in Glendale, CA are expected to begin by the end of the second quarter of 2016. The venture will explore opportunities to expand both geographically and in its medical service offerings.

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

The factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as amended or supplemented by the information in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date when they are made. Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of those statements. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Overview

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services. At March 31, 2016, we operated directly or indirectly through joint ventures with hospitals, 309 centers located in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location for multiple procedures. Our operations comprise a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the three months ended March 31, 2016 and 2015, we performed 1,496,909 and 1,211,797 diagnostic imaging procedures, respectively, and generated total net revenue of $216.4 million and $181.3 million, respectively.

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

We contract with nine medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York. These contracts are similar to our contract with BRMG. Six of these groups are owned by John V. Crues, III, M.D., Radnet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the nine medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all cash flows of BRMG and the NY Groups are transferred to us.

We have determined that BRMG and the NY Groups are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $34.0 million and $25.5 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2016 and 2015, respectively, and $34.0 million and $25.5 million of operating expenses for the three months ended March 31, 2016 and 2015, respectively. RadNet recognized in its condensed consolidated statement of operations $104.0 million and $99.0 million of net revenues for the three months ended March 31, 2016, and 2015 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2016 and December 31, 2015, we have included approximately $110.5 million and $89.8 million, respectively, of accounts receivable and approximately $9.1 million and $8.5 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

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

Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2015, as amended, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

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

During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as amended.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015

Commercial insurance	$126,397	$99,885
Medicare	45,820	37,036
Medicaid	7,023	5,470
Workers' compensation/personal injury	9,514	7,400
Other	12,088	15,239
Service fee revenue, net of contractual allowances and discounts	200,842	165,030
Provision for bad debts	(10,304)	(7,475)
Net service fee revenue	190,538	157,555
Revenue under capitation arrangements	25,850	23,712
Total net revenue	$216,388	$181,267

Provision for Bad Debts

We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by the historical payment patterns of each type of payor, write-off trends, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process.

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

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at March 31, 2016 totaled $240.7 million. Indefinite Lived Intangible Assets at March 31, 2016 totaled $8.7 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2015, noting no impairment, and have not identified any indicators of impairment through March 31, 2016.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2016.

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through the statement of operations as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on income. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the statement of cash flows. The ASU will permit certain elective changes associated with stock compensation accounting. For example, companies can elect to account for forfeitures of awards as they occur rather than projecting forfeitures in the accrual of compensation expense. In addition, the ASU increases the proportion of shares an employer is permitted (though not required) to withhold on behalf of an employee to satisfy the employee’s income tax burden on a share-based award without causing the award to become subject to liability accounting. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 changes the classification of deferred taxes to be a noncurrent asset or liability regardless of the classification of the related asset or liability for financial reporting. The update is effective for fiscal years beginning after December 15, 2016. Early application is permitted at the beginning of an interim or annual reporting period. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

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

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2016	2015

NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.6%	87.4%
Provision for bad debts	-4.5%	-4.0%
Net service fee revenue	84.1%	83.5%
Revenue under capitation arrangements	11.4%	12.6%
Total net revenue	95.5%	96.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	86.8%	89.5%
Depreciation and amortization	7.2%	7.6%
Gain on sale and disposal of equipment	0.0%	0.0%
Severance costs	0.1%	0.0%
Total operating expenses	94.1%	97.1%

INCOME (LOSS) FROM OPERATIONS	1.3%	-1.0%

OTHER INCOME AND EXPENSES
Interest expense	4.7%	5.3%
Meaningful use incentive	-1.2%	-1.7%
Equity in earnings of joint ventures	-1.0%	-0.6%
Other expenses (income)	0.0%	0.0%
Total other expenses	2.5%	3.0%

LOSS BEFORE INCOME TAXES	-1.2%	-4.0%
Benefit from income taxes	0.5%	1.6%
NET LOSS	-0.6%	-2.4%
Net income attributable to noncontrolling interests	0.1%	0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-0.8%	-2.4%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Service Fee Revenue

Service fee revenue for the three months ended March 31, 2016 was $200.8 million compared to $165.0 million for the three months ended March 31, 2015, an increase of $35.8 million, or 21.7%.

Inclusive of only centers in operation over the first quarters of 2016 and 2015, service fee revenue increased $5.2 million or 3.3%. This 3.3% increase primarily resulted from milder weather on the eastern seaboard that did not affect our operations as had in the first quarter of 2015 in addition to increased market awareness that supported additional volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2015. For the three months ended March 31, 2016, service fee revenue from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $37.5 million. For the three months ended March 31, 2015, service fee revenue from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $6.9 million.

Provision for Bad Debts

Provision for bad debts increased $2.8 million, or 37.9%, to approximately $10.3 million, or 4.5% of revenue, for the three months ended March 31, 2016 compared to $7.5 million, or 4.0% of service fee revenue, for the three months ended March 31, 2015.  The increase in the provision from 4% of revenue for the first three months of 2015 to 4.5% of revenue for the first three months of 2016 was due to the growing popularity of high-deductible insurance plans as of result of the Affordable Care Act

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended March 31, 2016 was $25.9 million compared to $23.7 million for the three months ended March 31, 2015, an increase of $2.1 million or 9.0%. Overall increase was mainly related to new and acquired capitation contracts and amounted to $1.9 million of the total year over year gain, while $181,00 was related to same store growth.

Revenue under capitation arrangements, limited to centers which were in operation throughout the first quarters of 2016 and 2015 increased $181,000, or 0.8%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2015. For the three months ended March 31, 2016, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $1.9 million. For the three months ended March 31, 2015, capitation revenue from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was inconsequential.

Operating Expenses

Cost of operations for the three months ended March 31, 2016 increased approximately $30.2 million, or 16.5%, from $183.2 million for the three months ended March 31, 2015 to $213.4 million for the three months ended March 31, 2016. The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015

Salaries and professional reading fees, excluding stock-based compensation	$104,946	$90,200
Stock-based compensation	2,733	3,554
Building and equipment rental	19,179	17,117
Medical supplies	13,417	11,503
Other operating expenses *	56,551	46,547
Cost of operations	196,826	168,921

Depreciation and amortization	16,412	14,294
(Gain) loss on sale and disposal of equipment	–	(38)
Severance costs	167	36
Total operating expenses	$213,405	$183,213

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $14.7 million, or 16.4%, to $104.9 million for the three months ended March 31, 2016 compared to $90.2 million for the three months ended March 31, 2015.

Salaries and professional reading fees, limited to centers which were in operation throughout the first quarters of both 2016 and 2015, decreased $3.0 million, or 3.3%. The 3.3% decrease is a result of improved operational efficiencies that included head count reduction. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the three months ended March 31, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $19.5 million. For the three months ended March 31, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was approximately $1.8 million.

Stock-based compensation

Stock-based compensation decreased $821,000, or 23.1%, to approximately $2.7 million for the three months ended March 31, 2016 compared to $3.5 million for the three months ended March 31, 2015. This decrease was driven by the lower fair value of RSA’s awarded and vested in the first quarter of 2016 as compared to RSA’s awarded and vested in the prior year’s first quarter.

Building and equipment rental

Building and equipment rental expenses increased $2.1 million or 12.1%, to $19.2 million for the three months ended March 31, 2016 compared to $17.1 million for the three months ended March 31, 2015.

Building and equipment rental expenses, including only those centers which were in operation throughout the first quarters of both 2016 and 2015, decreased $907,000, or 5.5%. This 5.5% decrease is mainly related to radiology equipment operating leases completing their contractual terms. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the three months ended March 31, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $3.7 million. For the three months ended March 31, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was approximately $739,000.

Medical supplies

Medical supplies expense increased $1.9 million, or 16.6%, to $13.4 million for the three months ended March 31, 2016 compared to $11.5 million for the three months ended March 31, 2015.

Medical supplies expenses, including only those centers which were in operation throughout the first quarters of both 2016 and 2015, increased $118,000, or 1.1%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the three months ended March 31, 2016, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $2.1 million. For the three months ended March 31, 2015, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $302,000.

Other operating expenses

Other operating expenses increased $10.0 million, or 21.5%, to $56.6 million for the three months ended March 31, 2016 compared to $46.5 million for the three months ended March 31, 2015.

Other operating expenses, including only those centers which were in operation throughout the first quarters of both 2016 and 2015, increased $3.1 million, or 6.9%. This 6.9% increase is due in part to higher insurance and technology licensing costs. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the three months ended March 31, 2016, other operating expense from centers that were acquired or divested subsequent January 1, 2015 and excluded from the above comparison was $8.7 million. For the three months ended March 31, 2015, other operating expense from centers that were acquired or divested subsequent to January 1, 2015 was $1.8 million.

Depreciation and amortization

Depreciation and amortization increased $2.1 million, or 14.8%, to $16.4 million for the three months ended March 31, 2016 compared to $14.3 million for the three months ended March 31, 2015.

Depreciation and amortization, including only those centers which were in operation throughout the first quarters of both 2016 and 2015, increased $219,000, or 1.6%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the three months ended March 31, 2016, depreciation expense from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $2.6 million. For the three months ended March 31, 2015, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $741,000.

Gain on sale and disposal of equipment

We recorded a gain on sale of equipment of approximately $38,000 for the three months ended March 31, 2015.

Interest expense

Interest expense for the three months ended March 31, 2016 increased approximately $685,000, or 6.9%, to $10.7 million for the three months ended March 31, 2016 compared to $10.0 million for the three months ended March 31, 2015. Interest expense for the three months ended March 31, 2016 included $1.4 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt, and incidental financing charges. Interest expense for the three months ended March 31, 2015 included $1.3 million of non-cash amortization of deferred loan costs, discount on issuance of debt and incidental financing charges. Excluding these non-cash amounts for each period, interest expense increased approximately $627,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to interest paid on the 2015 incremental first lien loan taken out in April 2015. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Meaningful use incentive

For the three months ended March 31, 2016 and March 31, 2015, we recognized other income from meaningful use incentive in the amount of $2.8 million and $3.3 million, respectively. These amounts were earned under a Medicare program to promote the use of electronic health record technology. See Note 3 to the condensed consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the period ending March 31, 2016 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.3 million. For the period ending March 31, 2015 we recognized equity in earnings from unconsolidated joint ventures of $1.1 million.

Benefit from income taxes

We had an income tax benefit for the three months ended March 31, 2016 of $1.2 million or 45.2% of loss before income taxes, compared to the three months ended March 31, 2015 with income tax benefit of $3.1 million or 40.1% of loss before income taxes. The effective tax rate changed due the period net loss position, permanent differences, and ISO disqualifying dispositions.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015

Net income attributable to RadNet, Inc. common stockholders	$(1,723)	$(4,554)
Less benefit from income taxes	(1,180)	(3,091)
Plus (less) other expenses (income)	2	(3)
Plus interest expense	10,681	9,996
Plus severance costs	167	36
Less gain on sale and disposal of equipment	–	(38)
Plus depreciation and amortization	16,412	14,294
Plus non-cash employee stock-based compensation	2,733	3,554
Adjusted EBITDA	$27,092	$20,194

Liquidity and Capital Resources

We had cash and cash equivalents of $410,000 and accounts receivable of $177.8 million at March 31, 2016, compared to cash and cash equivalents of $446,000 and accounts receivable of $162.8 million at December 31, 2015. We had a working capital balance of $83.4 million and $72.9 million at March 31, 2016 and December 31, 2015, respectively. We had net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2016 and 2015 of $1.7 million and $4.6 million respectively.  We also had stockholders’ equity of $33.5 million and $32.6 million at March 31, 2016 and December 31, 2015, respectively.

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

Our $101.25 million revolving credit facility had a $16.3 million aggregate principal amount outstanding as of March 31, 2016. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

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

Included in our condensed consolidated balance sheet at March 31, 2016 is $614.2 million of senior secured term loan debt (net of unamortized discounts of $10.6 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$373,792	$(7,461)	$366,331
2015 Incremental First	$71,053	$(834)	$70,219
Second Lien Term Loans	$180,000	$(2,311)	$177,689
Total	$624,845	$(10,606)	$614,239

Sources and Uses of Cash

Cash provided by operating activities was $21.0 million and $17.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Cash used in investing activities was $27.8 million and $19.6 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, we purchased property and equipment for approximately $22.5 million and acquired imaging facilities for $5.0 million.

Cash provided by financing activities was $6.8 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. The cash provided by financing activities for the three months ended March 31, 2016, was primarily due to amounts received from borrowings under our revolving line of credit, offset by principal payments on our $444.8 million face value term loan and equipment notes and capital leases. (See Note 1 to the condensed consolidated financial statements herein).

As of March 31, 2016, we were in compliance with all covenants under the Original Credit Agreement (as amended by the 2013 Amendment, the 2014 Amendment, and the 2015 Joinder) and the Second Lien Credit Agreement.

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

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at March 31, 2016 was 0.90%.

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

Revolving Credit Facility. The $101.25 million revolving credit line established in the Credit Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Credit Agreement, which addresses voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Credit Agreement. The revolving credit facility bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The Adjusted Eurodollar Rate at March 31, 2016 was 0.90%.

The 2014 Amendment provided for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Original Credit Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25%. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at March 31, 2016 was 0.90%.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Adjusted Eurodollar Rate at March 31, 2016 was 0.90%. The rate paid on the Second Lien Credit Agreement at March 31, 2016 was 8%.

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

Restrictive Covenants. In addition to certain customary covenants, the Second Lien Credit Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

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

Subsequent Events

On April 18, 2016, RadNet formed Glendale Advanced Imaging LLC, and on May 9, 2016, utilized the LLC to enter into a joint venture with Dignity Health, a California nonprofit public benefit corporation.  Total agreed combined contribution to the venture is expected to be $3.9 million of cash and assets, with RadNet contributing $2.2 million (a 55% stake) and Dignity Health contributing $1.7 million (a 45% stake).  The transaction is scheduled to close June 1, 2016.  Initial operations at two imaging centers in Glendale, CA are expected to begin by the end of the second quarter of 2016. The venture will explore opportunities to expand both geographically and in its medical service offerings.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2016, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $32,000 in operating expenses.

Interest Rate Sensitivity We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. As described in the Liquidity and Capital Resources section above, we can elect Eurodollar or Base Rate interest rate options on the 2014 First Lien Term Loans, 2015 Incremental First Lien Term Loans and the Second Lien Credit Agreement.

At March 31, 2016, we had $444.8 million outstanding subject to an Adjusted Eurodollar election on all first lien tranche B term loans under the Credit Agreement and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar Rate floor exceeds the current spot rate of the 6 month Adjusted Eurodollar, the spot rate would have to increase more than 10 basis points before an additional interest expense would be accrued. An increase of 110 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $6.2 million of interest expense under our first and second lien term loans.  At March 31, 2016, an additional $22.5 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate for 2015-2016 would have resulted in an annual increase in interest expense of approximately $225,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose as of March 31, 2016 because of deficiencies in the design and operating effectiveness of certain information technology general controls (“ITGC’s) and information technology dependent manual controls related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective at that reasonable assurance level as of March 31, 2016 because of the material weakness described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Our management initially identified certain control deficiencies in connection with the review of our controls at December 31, 2015 and concluded that, as of March 31, 2016, the following control deficiencies related to the Company’s revenue and accounts receivable process continue to aggregate to a material weakness in the Company’s internal control over financial reporting:

•	ITGCs were ineffective for multiple systems which capture and bill revenue transactions as a result of deficiencies pertaining to user access and program change controls and

•	Certain information technology dependent manual controls which are designed to ensure the completeness of revenue transaction processing and appropriate valuation of the account receivable were not performed timely or reviewed with sufficient precision.

The ineffective design and operation of these ITGCs and the related information technology dependent manual controls impacts a material portion of our revenue transactions and consequently created a reasonable possibility that a material misstatement could occur. Our management is not aware of any material misstatement or inaccuracy in the financial statements included in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Remediation Plan for Material Weakness

Our management, with oversight of our Audit Committee, has been actively engaged in developing a remediation plan to address the material weakness reported. During the quarter ended March 31, 2016, the Company began to implement remediation efforts as follows:

•	Streamline the number and improve the quality of systems utilized by the Company for the capture and billing of revenue transactions.

•	Implement effective user access controls across all revenue related systems to ensure proper authentication for established users and timely removal of terminated users, and improve documentation surrounding program change controls.

•	Ensure that all revenue-related IT dependent manual controls are performed on a timely basis with a sufficient level of precision.

If the remedial measures described above are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in “Item 1A. Risk Factors” in Part II of this Form 10-Q.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, management did not identify any change in internal control over financial reporting occurring during the quarter ended March 31, 2016 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2015, as amended. The risks described in our Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RADNET, INC.
(Registrant)

Date: May 10, 2016	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

