Form 10-Q
period 2016-06-30
RadNet, Inc.
filed 2016-08-09
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock outstanding on August 5, 2016 was 46,432,404 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$433	$446
Accounts receivable, net	165,086	162,843
Current portion of deferred tax assets	22,279	22,279
Due from affiliates	4,273	4,815
Prepaid expenses and other current assets	30,510	38,986
Total current assets	222,581	229,369
PROPERTY AND EQUIPMENT, NET	250,426	256,722
OTHER ASSETS
Goodwill	240,520	239,408
Other intangible assets	44,032	45,253
Deferred financing costs	2,012	2,841
Investment in joint ventures	39,483	33,584
Deferred tax assets, net of current portion	24,352	24,685
Deposits and other	4,935	4,565
Total assets	$828,341	$836,427
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$108,076	$113,813
Due to affiliates	8,545	6,564
Deferred revenue	1,598	1,598
Current portion of notes payable	21,609	22,383
Current portion of deferred rent	2,551	2,563
Current portion of obligations under capital leases	7,713	10,038
Total current liabilities	150,092	156,959
LONG-TERM LIABILITIES
Deferred rent, net of current portion	27,929	26,865
Line of credit	13,800	–
Notes payable, net of current portion	589,177	599,914
Obligations under capital lease, net of current portion	4,710	6,385
Other non-current liabilities	5,667	9,843
Total liabilities	791,375	799,966
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized;
46,432,404 and 46,281,189 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in-capital	196,026	197,297
Accumulated other comprehensive loss	(169)	(153)
Accumulated deficit	(162,669)	(164,571)
Total RadNet, Inc.'s stockholders' equity	33,192	32,577
Noncontrolling interests	3,774	3,884
Total equity	36,966	36,461
Total liabilities and equity	$828,341	$836,427

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$203,759	$188,403	$404,601	$353,433
Provision for bad debts	(12,326)	(8,387)	(22,630)	(15,862)
Net service fee revenue	191,433	180,016	381,971	337,571
Revenue under capitation arrangements	27,132	24,273	52,982	47,985
Total net revenue	218,565	204,289	434,953	385,556
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	194,062	175,796	390,888	344,717
Depreciation and amortization	15,811	14,941	32,223	29,235
Loss on sale and disposal of equipment	441	74	441	36
Severance costs	173	94	340	130
Total operating expenses	210,487	190,905	423,892	374,118
INCOME FROM OPERATIONS	8,078	13,384	11,061	11,438

OTHER INCOME AND EXPENSES
Interest expense	10,745	10,423	21,426	20,419
Meaningful use incentive	–	–	(2,808)	(3,270)
Equity in earnings of joint ventures	(3,274)	(3,207)	(5,553)	(4,309)
Gain from return of common stock	(5,032)	–	(5,032)	–
Other expenses	4	413	6	410
Total other expenses	2,443	7,629	8,039	13,250
INCOME (LOSS) BEFORE INCOME TAXES	5,635	5,755	3,022	(1,812)
(Provision for) benefit from income taxes	(2,253)	(2,192)	(1,073)	899
NET INCOME (LOSS)	3,382	3,563	1,949	(913)
Net (loss) income attributable to noncontrolling interests	(243)	168	47	246
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,625	$3,395	$1,902	$(1,159)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.08	$0.08	$0.04	$(0.03)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.08	$0.08	$0.04	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	46,558,944	43,370,024	46,576,631	43,059,686
Diluted	46,882,383	44,685,599	46,960,226	43,059,686

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$3,382	$3,563	$1,949	$(913)
Foreign currency translation adjustments	(20)	(4)	(16)	(41)
COMPREHENSIVE INCOME (LOSS)	3,362	3,559	1,933	(954)
Less comprehensive (loss) income attributable to non-controlling interests	(243)	168	47	246
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,605	$3,391	$1,886	$(1,200)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Radnet, Inc. Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
BALANCE - JANUARY 1, 2016	46,281,189	$4	$197,297	$(164,571)	$(153)	$32,577	$3,884	$36,461
Issuance of common stock upon exercise of options/warrants	314,448	–	150	–	–	150	–	150
Stock-based compensation	–	–	3,611	–	–	3,611	–	3,611
Issuance of restricted stock and other awards	795,303	–	–	–	–	–	–	–
Return of common stock	(958,536)	–	(5,032)	–	–	(5,032)	–	(5,032)
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(157)	(157)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(16)	(16)	–	(16)
Net income	–	–	–	1,902	–	1,902	47	1,949
BALANCE - JUNE 30, 2016	46,432,404	$4	$196,026	$(162,669)	$(169)	$33,192	$3,774	$36,966

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,949	$(913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,223	29,235
Provision for bad debts	22,630	15,862
Gain from return of common stock	(5,032)	–
Equity in earnings of joint ventures	(5,553)	(4,309)
Distributions from joint ventures	2,098	6,195
Amortization and write off of deferred financing costs and loan discount	2,738	2,631
Loss on sale and disposal of equipment	441	36
Stock-based compensation	3,761	5,571
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(24,873)	(19,368)
Other current assets	8,454	(3,058)
Other assets	220	(3,687)
Deferred taxes	333	(1,854)
Deferred rent	1,052	4,602
Deferred revenue	–	(564)
Accounts payable, accrued expenses and other	10,983	(2,423)
Net cash provided by operating activities	51,424	27,956
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(6,603)	(34,407)
Purchase of property and equipment	(40,267)	(31,649)
Proceeds from sale of equipment	63	–
Cash distribution from new JV partner	994	–
Equity contributions in existing and purchase of interest in joint ventures	(734)	(265)
Net cash used in investing activities	(46,547)	(66,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(6,310)	(3,969)
Proceeds from borrowings	–	74,401
Payments on Term Loan Debt	(12,357)	(11,369)
Deferred financing costs	–	(531)
Net proceeds (repayments) on revolving credit facility	13,800	(15,300)
Distributions paid to noncontrolling interests	(157)	(613)
Proceeds from issuance of common stock upon exercise of options/warrants	150	594
Net cash (used in) provided by financing activities	(4,874)	43,213
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16)	(41)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13)	5,012
CASH AND CASH EQUIVALENTS, beginning of period	446	307
CASH AND CASH EQUIVALENTS, end of period	$433	$5,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$–	–

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $15.4 million and $10.8 million during the six months ended June 30, 2016 and 2015, respectively, which were not paid for as of June 30, 2016 and 2015, respectively. The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable, accrued expenses and other.

During the six months ended June 30, 2016 we added capital lease debt of approximately $1.3 million.

We recognized a non-cash gain from the return of common stock of $5.0 million in June 2016. See Note 2, Gain from Return of Common Stock.

We transferred $2.7 million in fixed assets in June 2016 to our new joint venture, Glendale Advanced Imaging LLC. See Note 6.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services. At June 30, 2016, we operated directly or indirectly through joint ventures with hospitals, 310 centers located in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location for multiple procedures. Our operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D., is our President and Chief Executive Officer, a member of our Board of Directors, and also owns, indirectly, 99% of the equity interests in BRMG. BRMG is responsible for all of the professional medical services at nearly all of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

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

RadNet provides non-medical, technical and administrative services to BRMG and the nine medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through management agreements with us, substantially all cash flows of BRMG and the NY Groups after expenses including professional salaries, are transferred to us.

We have determined that BRMG and the NY Groups are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $33.0 million and $28.2 million of revenue, net of management service fees to RadNet, for the three months ended June 30, 2016 and 2015, respectively, and $33.0 million and $28.2 million of operating expenses for the three months ended June 30, 2016 and 2015, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $137.1 million and $114.9 million of total billed net service fee revenue relating to these VIE’s for the three months ended June 30, 2016 and 2015, respectively, of which $104.1 million and $86.7 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the three months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016 and 2015, respectively, the VIE’s recognized $66.9 million and $53.7 million of revenue, net of management services fees to RadNet, respectively, and $66.9 million and $53.7 million of operating expenses. RadNet, Inc. recognized in its condensed consolidated statement of operations $274.9 million and $213.9 million of total billed net service fee revenue relating to these VIE’s for the six months ended June 30, 2016 and 2015, respectively, of which $208.0 million and $160.2 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the six months ended June 30, 2016 and 2015 respectively.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at June 30, 2016 and December 31, 2015, we have included approximately $101.5 million and $89.8 million, respectively, of accounts receivable and approximately $7.7 million and $8.5 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

The creditors of BRMG and the NY Groups do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the NY Groups. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and centers in New York City, where we contract with the NY Groups for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California and New York City, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us. We have no financial controlling interest in the independent (non-BRMG or non-NY Groups) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2016 and 2015 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016, as amended.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

During the period covered in this report, there have been no material changes to the significant accounting policies we use and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as amended. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as amended.

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

Service fee revenues are recorded during the period the services are provided based upon the estimated amounts due from the patients and third-party payors. Third-party payors include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances are based on historical collection rates of payor reimbursement contract agreements. We also record a provision for doubtful accounts based primarily on historical collection rates related to patient copayments and deductible amounts for patients who have health care coverage under one of our third-party payors.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Commercial insurance	$129,920	$117,107	$256,302	$216,872
Medicare	45,558	42,088	91,385	79,172
Medicaid	6,890	5,974	13,915	11,469
Workers' compensation/personal injury	8,966	8,130	18,485	15,559
Other	12,425	15,104	24,514	30,361
Service fee revenue, net of contractual allowances and discounts	203,759	188,403	404,601	353,433
Provision for bad debts	(12,326)	(8,387)	(22,630)	(15,862)
Net service fee revenue	191,433	180,016	381,971	337,571
Revenue under capitation arrangements	27,132	24,273	52,982	47,985
Total net revenue	$218,565	$204,289	$434,953	$385,556

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

Presentation of Deferred Financing Costs

In the first quarter of 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In a subsequent Staff Announcement, codified as ASU 2015-15, the SEC announced that it would not object to the deferral and presentation of deferred financing costs relating to line-of-credit arrangements as an asset. We have applied the guidance retrospectively to all periods presented. Such retrospective adoption had an insignificant impact to our December 31, 2015 consolidated balance sheet, and had no impact to our consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows. The table below summarizes the impacts on the Company’s December 31, 2015 Consolidated Balance Sheet:

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

Meaningful Use Incentive

Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $2.8 million and $3.3 million during the six months ended June 30, 2016, and 2015, respectively, relating to this incentive.

Gain from Return of Common Stock

In the second quarter of 2016, we determined that certain pre-acquisition financial information of Diagnostic Imaging Group (“DIG”) provided to us by the sellers contained errors. As a result of this, we negotiated and reached a settlement with the sellers of DIG in June 2016 for the return of 958,536 shares of common stock which had a fair value of $5.0 million on the date of return. Such return has been recognized as a gain from return of common stock in our statement of operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $433,000 and accounts receivable of $165.1 million at June 30, 2016, compared to cash and cash equivalents of $446,000 and accounts receivable of $162.8 million at December 31, 2015. We had a working capital balance of $72.5 million and $72.4 million at June 30, 2016 and December 31, 2015, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended June 30, 2016 and 2015 of $3.6 million and $3.4 million respectively. We had net income attributable to RadNet, Inc. common stockholders for the six months ended June 30, 2016 of $1.9 million and net loss for the six months ended June 30, 2015 of $1.2 million. We also had stockholders’ equity of $33.2 million and $32.6 million at June 30, 2016 and December 31, 2015, respectively.

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

Included in our condensed consolidated balance sheet at June 30, 2016 is $609.0 million of senior secured term loan debt (net of unamortized discounts of $9.7 million), broken down by loan agreement as follows (in thousands):

	As of June 30, 2016
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$368,601	$(6,715)	$361,886
2015 Incremental First	$70,066	$(753)	$69,313
Second Lien Term Loans	$180,000	$(2,195)	$177,805
Total	$618,667	$(9,663)	$609,004

Our $101.25 million revolving credit facility had a $13.8 million aggregate principal amount outstanding as of June 30, 2016.

As of June 30, 2016, we were in compliance with all covenants under the Original Credit Agreement (as amended by the 2013 Amendment, the 2014 Amendment, and the 2015 Joinder) and the Second Lien Credit Agreement.

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

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at June 30, 2016 was 0.92%.

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

Second Lien Credit and Guaranty Agreement. We entered into the Second Lien Credit Agreement to provide for, among other things, the borrowing of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes.

Revolving Credit Facility. The $101.25 million revolving credit line established in the Credit Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Credit Agreement, which addresses voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Credit Agreement. The revolving credit facility bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The Adjusted Eurodollar Rate at June 30, 2016 was 0.92%.

The 2014 Amendment provided for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Original Credit Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25%. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at June 30, 2016 was 0.92%.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Adjusted Eurodollar Rate at June 30, 2016 was 0.92%. The rate paid on the Second Lien Term Loan at June 30, 2016 was 8%.

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

NOTE 3 – RECENT ACCOUNTING STANDARDS

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

In September 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-16 (“ASU 2015-16”), Business Combinations, (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. An entity will now recognize any adjustments in the reporting period in which the amounts are determined, calculated as if the accounting had been completed at the acquisition date. Disclosure is required for the portion of adjustments recorded in current-period earnings that would have been recorded in previous reporting periods had they been recognized as of the acquisition date. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The update has been adopted and has had no material effect on our results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements (Subtopic 205-40): Going Concern. AUS 2014-15 ASU 2014-15 In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information. The update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The impact of the GAAP update is expected to have minimal impact on our financial disclosures.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update was effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016, which has been extended to December 31, 2017. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

NOTE 4 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$3,625	$3,395	$1,902	$(1,159)
BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,558,944	43,370,024	46,576,631	43,059,686
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.08	$0.08	$0.04	$(0.03)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,558,944	43,370,024	46,576,631	43,059,686
Add nonvested restricted stock subject only to service vesting	77,162	897,892	155,447	–
Add additional shares issuable upon exercise of stock options and warrants	246,277	417,683	228,148	–
Weighted average number of common shares used in calculating diluted net income per share	46,882,383	44,685,599	46,960,226	43,059,686
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.08	$0.08	$0.04	$(0.03)

For the six months ended June 30, 2015 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

NOTE 5 – ACQUISITIONS

In the second quarter of 2016, we recorded certain measurement period adjustments associated with our acquisition of DIG on October 1, 2015. These adjustments were the result of a preliminary valuation report received from a third party and resulted in an increase to fixed assets acquired by $1.2 million and the recognition of an unfavorable lease contract liability of $1.0 million. The recognition of these adjustments also resulted in related depreciation expense of $123,000 in the second quarter relating to the period from October 1, 2015 to December 31, 2015 and $123,000 related to the period from January 1, 2016 to March 31, 2016. Also, amounts previously owed to DIG of $5.0 million were reduced to $3.4 million on June 15, 2016 when we remitted a payment of $1.6 million to a payor on behalf of DIG.

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

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have eleven unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.

Formation of new joint venture

On May 9, 2016, RadNet, through a newly formed subsidiary, Glendale Advanced Imaging LLC, entered into a joint venture with Dignity Health, a California nonprofit public benefit corporation. On June 1, 2016, RadNet contributed net assets of $2.2 million for a 55% economic interest and Dignity Health contributed net assets of $1.8 million for a 45% economic interest.

Joint Venture investment and financial information

The following table is a roll forward of our investment in joint ventures during the six months ended June 30, 2016 (in thousands):

Balance as of December 31, 2015	$33,584
Equity in earnings in these joint ventures	5,553
Distribution of earnings	(2,098)
Equity contributions in existing joint ventures	2,444
Balance as of June 30, 2016	$39,483

We earned management service fees from the centers underlying these joint ventures of approximately $3.0 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, and $5.9 million and $3.8 million for the six months ended June 30, 2016 and 2015 respectively. At the end of the period we eliminate from total fees recorded the uncollected portion of these fees that are associated with our ownership interests and offset this with an increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of June 30, 2016 and for the six months ended June 30 2016 and 2015 (in thousands):

Balance Sheet Data:	June 30, 2016
Current assets	$26,189
Noncurrent assets	92,604
Current liabilities	(5,051)
Noncurrent liabilities	(40,743)
Total net assets	$72,999

Book value of RadNet joint venture interests	$34,513
Cost in excess of book value of acquired joint venture interests	4,970
Total value of Radnet joint venture interests	$39,483

Total book value of other joint venture partner interests	$38,486

Income statement data for the six months ended June 30,	2016	2015
Net revenue	$80,917	$56,639
Net income	$13,044	$9,476

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of June 30, 2016, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over two to five years and expire five to ten years from the date of grant.

As of June 30, 2016, we had outstanding options to acquire 425,626 shares of our Common Stock, of which options to acquire 241,667 shares were exercisable. During the six months ended June 30, 2016, we granted stock options under our Restated Plan in the amount of 170,626 shares.

The following summarizes all of our option transactions for the six months ended June 30, 2016:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2015	931,667	$4.69
Granted	170,626	6.01
Exercised	(526,667)	2.96
Canceled, forfeited or expired	(100,000)	9.03
Balance, June 30, 2016	425,626	6.55	4.37	$178,200
Exercisable at June 30, 2016	241,667	7.18	1.08	130,500

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the holder had all holders exercised their options on June 30, 2016. Total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was approximately $1.7 million and $5.4 million, respectively. As of June 30, 2016, total unrecognized stock-based compensation expense related to non-vested employee option awards was $517,000, which is expected to be recognized over a weighted average period of approximately 3.4 years.

Restricted Stock Awards (“RSA’s”)

The 2006 Plan permits the award of restricted stock. As of June 30, 2016, we have issued a total of 4,256,511 RSA’s of which 575,645 were unvested.

The following summarizes the activity related to all unvested RSA’s during the six months ended June 30, 2016:

		Weighted- Average
		Remaining	Weighted-
		Contractual	Average
	RSA’s	Term (Years)	Fair Value
RSA's unvested at December 31, 2015	771,342		$5.17
Changes during the period
Granted	795,303		$6.16
Vested	(990,999)		$5.12
RSA's unvested at June 30, 2016	575,645	1.06	$6.19

We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the six months ended June 30, 2016, no stock bonus awards were issued under the Restated Plan.

Nonqualified Deferred Compensation Plan

On May 5, 2016, RadNet, Inc. adopted a Nonqualified Deferred Compensation Plan that is intended to provide nonqualified deferred compensation for selected participants. As part of the plan, selected participants may defer stock units granted.

Plan Summary

In sum, of the 12,000,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2016, we had issued 12,025,887 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 2,925,009 and 59,053 shares, respectively, there remain 2,958,175 shares available under the Restated Plan for future issuance.

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$368,601	$–	$368,601	$368,601
2015 Incremental First	$–	$70,066	$–	70,066	$70,066
Second Lien Term Loans	$–	$171,900	$–	171,900	$180,000

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$373,299	$–	$373,299	$378,984
2015 Incremental First	–	70,958	$–	70,958	72,039
Second Lien Term Loans	–	173,700	–	173,700	180,000

The carrying value of our revolving credit facility at June 30, 2016 was $13.8 million, which approximated its fair value. There was no balance outstanding under the revolving credit facility at December 31, 2015.

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

NOTE 9 – SUBSEQUENT EVENTS

2016 Amendment to the Original Credit Agreement:

On July 1, 2016, we entered into an amendment to the Refinance Agreement.  Pursuant to this amendment, we refinanced our current senior secured term loans and borrowed an additional $46.0 million and extended the term of the loan out to July 2023. Pursuant to the amendment to the Refinance Agreement, the interest rate spread over LIBOR for the senior secured term loans has been increased from 3.25% to 3.75% and the interest rate spread over the alternative base rate for the senior secured term loans has been increased from 2.25% to 2.75%. The minimum LIBOR rate underlying the senior secured term loans remains at 1.0%. Proceeds from the refinance agreement were used to repay the first lien term loans, a portion of the second lien term loan, and pay cost and expenses related to the transaction.

As part of the 2016 amendment, we entered into a new five year revolving credit agreement in the amount of $117.5 million. Per the new agreement, the interest rate for Eurodollar loans is 3.75%. Base rate loans will bear an interest rate of 2.75%. Letter of credit, fronting, and commitment fees will also apply.

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

Overview

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services. At June 30, 2016, we operated directly or indirectly through joint ventures with hospitals, 310 centers located in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location for multiple procedures. Our operations comprise a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the six months ended June 30, 2016 and 2015, we performed 3,063,359 and 2,063,777 diagnostic imaging procedures, respectively, and generated total net revenue of $435.0 million and $385.6 million, respectively.

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

Howard G. Berger, M.D., is our President and Chief Executive Officer, a member of our Board of Directors, and also owns, indirectly, 99% of the equity interests in BRMG. BRMG is responsible for all of the professional medical services at nearly all of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

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

RadNet provides non-medical, technical and administrative services to BRMG and the nine medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through management agreements with us, substantially all cash flows of BRMG and the NY Groups after expenses including professional salaries, are transferred to us.

We have determined that BRMG and the NY Groups are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $33.0 million and $28.2 million of revenue, net of management service fees to RadNet, for the three months ended June 30, 2016 and 2015, respectively, and $33.0 million and $28.2 million of operating expenses for the three months ended June 30, 2016 and 2015, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $137.1 million and $114.9 million of total billed net service fee revenue relating to these VIE’s for the three months ended June 30, 2016 and 2015, respectively, of which $104.1 million and $86.7 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the three months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016 and 2015, respectively, the VIE’s recognized $66.9 million and $53.7 million of revenue, net of management services fees to RadNet, respectively, and $66.9 million and $53.7 million of operating expenses. RadNet, Inc. recognized in its condensed consolidated statement of operations $274.9 million and $213.9 million of total billed net service fee revenue relating to these VIE’s for the six months ended June 30, 2016 and 2015, respectively, of which $208.0 million and $160.2 million was for management services provided to these VIE’s relating primarily to the technical portion of total billed net service fee revenue for the six months ended June 30, 2016 and 2015 respectively.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at June 30, 2016 and December 31, 2015, we have included approximately $101.5 million and $89.8 million, respectively, of accounts receivable and approximately $7.7 million and $8.5 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

The creditors of BRMG and the NY Groups do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the NY Groups. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands) :

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Commercial insurance	$129,920	$117,107	$256,302	$216,872
Medicare	45,558	42,088	91,385	79,172
Medicaid	6,890	5,974	13,915	11,469
Workers' compensation/personal injury	8,966	8,130	18,485	15,559
Other	12,425	15,104	24,514	30,361
Service fee revenue, net of contractual allowances and discounts	203,759	188,403	404,601	353,433
Provision for bad debts	(12,326)	(8,387)	(22,630)	(15,862)
Net service fee revenue	191,433	180,016	381,971	337,571
Revenue under capitation arrangements	27,132	24,273	52,982	47,985
Total net revenue	$218,565	$204,289	$434,953	$385,556

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

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at June 30, 2016 totaled $240.5 million. Indefinite Lived Intangible Assets at June 30, 2016 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2015, noting no impairment, and have not identified any indicators of impairment through June 30, 2016.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of June 30, 2016.

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

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16 (“ASU 2015-16”), Business Combinations, (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. An entity will now recognize any adjustments in the reporting period in which the amounts are determined, calculated as if the accounting had been completed at the acquisition date. Disclosure is required for the portion of adjustments recorded in current-period earnings that would have been recorded in previous reporting periods had they been recognized as of the acquisition date. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The update has been adopted and has had no material effect on our results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements (Subtopic 205-40): Going Concern. AUS 2014-15 ASU 2014-15 In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information. The update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The impact of the GAAP update is expected to have minimal impact on our financial disclosures.

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

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.2%	88.6%	88.4%	88.0%
Provision for bad debts	-5.3%	-3.9%	-4.9%	-4.0%
Net service fee revenue	82.9%	84.6%	83.5%	84.1%
Revenue under capitation arrangements	11.8%	11.4%	11.6%	12.0%
Total net revenue	94.7%	96.1%	95.1%	96.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	84.0%	82.7%	85.4%	85.9%
Depreciation and amortization	6.8%	7.0%	7.0%	7.3%
Loss on sale and disposal of equipment	0.2%	0.0%	0.1%	0.0%
Severance costs	0.1%	0.0%	0.1%	0.0%
Total operating expenses	91.2%	89.8%	92.6%	93.2%

INCOME FROM OPERATIONS	3.5%	6.3%	2.4%	2.8%

OTHER INCOME AND EXPENSES
Interest expense	4.7%	4.9%	4.7%	5.1%
Meaningful use incentive	0.0%	0.0%	-0.6%	-0.8%
Equity in earnings of joint ventures	-1.4%	-1.5%	-1.2%	-1.1%
Gain from return of common stock	-2.2%	0.0%	-1.1%	0.0%
Other expenses	0.0%	0.2%	0.0%	0.1%
Total other expenses	1.1%	3.6%	1.8%	3.3%

INCOME (LOSS) BEFORE INCOME TAXES	2.4%	2.7%	0.7%	-0.5%
(Provision for) benefit from income taxes	-1.0%	-1.0%	-0.2%	0.2%
NET INCOME (LOSS)	1.5%	1.7%	0.4%	-0.2%
Net (loss) income attributable to noncontrolling interests	-0.1%	0.1%	0.0%	0.1%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	1.6%	1.6%	0.4%	-0.3%

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Service Fee Revenue

Service fee revenue for the three months ended June 30, 2016 was $203.8 million compared to $188.4 million for the three months ended June 30, 2015, an increase of $15.4 million, or 8.2%.

Service fee revenue, including only those centers which were in operation throughout the second quarters of both 2016 and 2015 experienced a increase of $4.7 million or 2.7%, as a result of increased procedure volumes and management fees earned over the second quarter of 2015. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2015. For the three months ended June 30, 2016, service fee revenue from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $22.8 million. For the three months ended June 30, 2015, service fee revenue from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $12.1 million.

Provision for Bad Debts

Provision for bad debts increased $3.9 million, or 47.0%, to approximately $12.3 million, or 6.1% of service fee revenue, for the three months ended June 30, 2016 compared to $8.4 million, or 4.5% of service fee revenue, for the three months ended June 30, 2015.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended June 30, 2016 was $27.1 million compared to $24.3 million for the three months ended June 30, 2015, an increase of $2.9 million or 11.8%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the second quarters of both 2016 and 2015 increased $503,000, or 2.1%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2015. For the three months ended June 30, 2016, revenue under capitation arrangements from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $2.4 million. For the three months ended June 30, 2015, revenue under capitation arrangements from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $13,000.

Operating Expenses

Cost of operations for the three months ended June 30, 2016 increased approximately $18.3 million, or 10.4%, from $175.8 million for the three months ended June 30, 2015 to $194.1 million for the three months ended June 30, 2016. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Salaries and professional reading fees, excluding stock-based compensation	$100,812	$94,513
Stock-based compensation	1,028	2,017
Building and equipment rental	19,487	17,606
Medical supplies	12,808	11,954
Other operating expenses *	59,927	49,706
Cost of operations	194,062	175,796

Depreciation and amortization	15,811	14,941
Loss on sale and disposal of equipment	441	74
Severance costs	173	94
Total operating expenses	$210,487	$190,905

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $6.3 million, or 6.7%, to $100.8 million for the three months ended June 30, 2016 compared to $94.5 million for the three months ended June 30, 2015.

Salaries and professional reading fees, including only those centers which were in operation throughout the second quarters of both 2016 and 2015, decreased $1.2 million, or 1.3%. This 1.3% decrease was gained by adjusting staffing levels to obtain operation efficiency. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2015. For the three months ended June 30, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $11.4 million. For the three months ended June 30, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $3.9 million.

Stock-based compensation

Stock-based compensation decreased $989,000, or 49.03%, to approximately $1.0 million for the three months ended June 30, 2016 compared to $2.0 million for the three months ended June 30, 2015. This decrease was driven by the lower fair value of RSA’s ratable vesting in the second quarter of 2016 as compared to RSA’s of the prior year’s second quarter.

Building and equipment rental

Building and equipment rental expenses increased $1.9 million or 10.7%, to $19.5 million for the three months ended June 30, 2016 compared to $17.6 million for the three months ended June 30, 2015.

Building and equipment rental expenses, including only those centers which were in operation throughout the second quarters of both 2016 and 2015, increased $56,000, or 0.3%. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2015. For the three months ended June 30, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $2.7 million. For the three months ended June 30, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $902,000.

Medical supplies

Medical supplies expense increased $854,000, or 7.1%, to $12.8 million for the three months ended June 30, 2016 compared to $12.0 million for the three months ended June 30, 2015.

Medical supplies expenses, including only those centers which were in operation throughout the second quarters of both 2016 and 2015, decreased $209,000, or 1.8%. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2015. For the three months ended June 30, 2016, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $1.4 million. For the three months ended June 30, 2015, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $356,000.

Other operating expenses

Other operating expenses increased $10.2 million, or 20.6%, to $59.9 million for the three months ended June 30, 2016 compared to $49.7 million for the three months ended June 30, 2015.

Other operating expenses, including only those centers which were in operation throughout the second quarters of both 2016 and 2015, increased $3.3 million, or 7.1%. This 7.1% increase primarily relates to increased contract labor, temporary services and legal fees. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2015. For the three months ended June 30, 2016, other operating expense from centers that were acquired or divested subsequent April 1, 2015 and excluded from the above comparison was $10.0 million. For the three months ended June 30, 2015, other operating expenses from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $3.1 million.

Depreciation and amortization

Depreciation and amortization increased $870,000, or 5.8%, to $15.8 million for the three months ended June 30, 2016 compared to $14.9 million for the three months ended June 30, 2015.

Depreciation and amortization, including only those centers which were in operation throughout the second quarters of both 2016 and 2015, increased $33,000, or 0.2%. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2015. For the three months ended June 30, 2016, depreciation expense from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $1.7 million. For the three months ended June 30, 2015, depreciation expense from centers that were acquired or divested subsequent to April 1, 2015 and excluded from the above comparison was $818,000.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $441,000 for the three months ended June 30, 2016 and approximately $74,000 for the three months ended June 30, 2015.

Interest expense

Interest expense for the three months ended June 30, 2016 increased approximately $322,000, or 3.1%, to $10.7 million for the three months ended June 30, 2016 compared to $10.4 million for the three months ended June 30, 2015. Interest expense for each of the three months ended June 30, 2016 and 2015 included $1.4 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt, and other non-cash items. Excluding these non-cash amounts for each period, interest expense increased approximately $333,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due interest on our $75 million Incremental First Lien Term Loans borrowed in April 2015. See “Liquidity and Capital Resources” below for more details on our outstanding Credit Agreement.

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2016, we recognized equity in earnings from unconsolidated joint ventures of $3.3 million against $3.2 million earned over the same period ended June 30, 2015.

Gain from return of common stock

For the quarter ended June 30, 2016, we recorded a gain on return of common stock of $5.0. For more details, please see Note 2 to the condensed consolidated financial statements herein.

Provision for income taxes

We had an income tax expense for the three months ended June 30, 2016 of $2.3 million or 40.0% of income before income taxes, compared to the three months ended June 30, 2015 of an income tax expense of $2.2 million or 38.1% of the income before income taxes.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Service Fee Revenue

Service fee revenue for the six months ended June 30, 2016 was $404.6 million compared to $353.4 million for the six months ended June 30, 2015, an increase of $51.2 million, or 14.5%.

Service fee revenue, including only those centers which were in operation throughout the first two quarters of both 2016 and 2015 increased $9.3 million or 2.8%. This 2.8% increase was precipitated by increased procedure volumes for high reimbursement modalities and higher management fee revenue. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2015. For the six months ended June 30, 2016, service fee revenue from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $68.8 million. For the six months ended June 30, 2015, service fee revenue from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $26.9 million.

Provision for Bad Debts

Provision for bad debts increased $6.8 million, or 42.7%, to approximately $22.6 million, or 5.6% of service fee revenue, for the six months ended June 30, 2016 compared to $15.9 million, or 4.5% of service fee revenue, for the six months ended June 30, 2015.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the six months ended June 30, 2016 was $53.0 million compared to $48.0 million for the six months ended June 30, 2015, an increase of $5.0 million or 10.4%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first two quarters of both 2016 and 2015 increased $727,000, or 1.5%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2015. For the six months ended June 30, 2016, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $4.3 million. For the six months ended June 30, 2015, capitation revenue from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $0.

Operating Expenses

Cost of operations for the six months ended June 30, 2016 increased approximately $46.2 million, or 13.4%, from $344.7 million for the six months ended June 30, 2015 to $390.1 million for the six months ended June 30, 2016. The following table sets forth our cost of operations and total operating expenses for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2016	2015
Salaries and professional reading fees, excluding stock-based compensation	$205,284	$184,731
Stock-based compensation	3,761	5,571
Building and equipment rental	38,666	34,723
Medical supplies	25,429	23,140
Other operating expenses *	117,748	96,552
Cost of operations	390,888	344,717

Depreciation and amortization	32,223	29,235
Loss on sale and disposal of equipment	441	36
Severance costs	340	130
Total operating expenses	$423,892	$374,118

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $20.6 million, or 11.1%, to $205.3 million for the six months ended June 30, 2016 compared to $184.7 million for the six months ended June 30, 2015.

Salaries and professional reading fees, including only those centers which were in operation throughout the first two quarters of both 2016 and 2015, increased $133,000, or 0.8%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the six months ended June 30, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $29.9 million. For the six months ended June 30, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was approximately $9.4 million.

Stock-based compensation

Stock-based compensation decreased $1.8 million, or 32.5%, to approximately $3.8 million for the six months ended June 30, 2016 compared to $5.6 million for the six months ended June 30, 2015. This decrease was driven by the lower fair value of RSA’s awarded and vested in the first six months of 2016 as compared to RSA’s awarded and vested in the same period in 2015.

Building and equipment rental

Building and equipment rental expenses increased $3.9 million or 11.4%, to $38.7 million for the six months ended June 30, 2016 compared to $34.7 million for the six months ended June 30, 2015.

Building and equipment rental expenses, including only those centers which were in operation throughout the first and second quarters of both 2016 and 2015, decreased $635,000, or 2.0%, mainly due to expiration of the terms of certain equipment leases. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the six months ended June 30, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $7.1 million. For the six months ended June 30, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was approximately $2.5 million.

Medical supplies

Medical supplies expense increased $2.3 million, or 9.9%, to $25.4 million for the six months ended June 30, 2016 compared to $23.1 million for the six months ended June 30, 2015.

Medical supplies expenses, including only those centers which were in operation throughout the first and second quarters of both 2016 and 2015, decreased $183,000, or 0.8%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the six months ended June 30, 2016, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $3.7 million. For the six months ended June 30, 2015, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $1.2 million.

Other operating expenses

Other operating expenses increased $21.2 million, or 22.0%, to $117.7 million for the six months ended June 30, 2016 compared to $96.6 million for the six months ended June 30, 2015.

Other operating expenses, including only those centers which were in operation throughout the first and second quarters of both 2016 and 2015, increased $1.6 million, or 1.7%. This 1.7% increase was primarily generated property taxes and professional license and other service fees. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the six months ended June 30, 2016, other operating expense from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $25.4 million. For the six months ended June 30, 2015, other operating expense from centers that were acquired or divested subsequent to January 1, 2015 was $5.8 million.

Depreciation and amortization

Depreciation and amortization increased $3.0 million, or 10.2%, to $32.2 million for the six months ended June 30, 2016 compared to $29.2 million for the six months ended June 30, 2015.

Depreciation and amortization, including only those centers which were in operation throughout the first and second quarters of both 2016 and 2015, increased $353,000, or 1.3%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the six months ended June 30, 2016, depreciation expense from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $4.8 million. For the six months ended June 30, 2015, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $2.2 million.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $441,000 for the six months ended June 30, 2016 and approximately $36,000 for the six months ended June 30, 2015.

Interest expense

Interest expense for the six months ended June 30, 2016 increased approximately $1.0 million, or 4.9%, to $21.4 million for the six months ended June 30, 2016 compared to $20.4 million for the six months ended June 30, 2015. Interest expense for the six months ended June 30, 2016 included $2.7 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt, and other non-cash interest. Interest expense for the six months ended June 30, 2015 included $2.7 million of non-cash amortization and write-off of deferred loan costs due to refinance, discount on issuance of debt and other non-cash interest. Excluding these non-cash amounts for each period, interest expense increased approximately $960,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was primarily due interest on our $75 million Incremental First Lien Term Loans borrowed in April 2015. See “Liquidity and Capital Resources” below for more details on our outstanding Credit Agreement.

Meaningful use incentive

For the six months ended June 30, 2016 and June 30, 2015, we recognized other income from meaningful use incentive in the amount of $2.8 million and $3.3 million, respectively. These amounts were earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2016 we recognized equity in earnings from unconsolidated joint ventures of $5.6 million versus $4.3 million for the six months ended June 30, 2015, an increase of $1.2 million or 29.0%.

Gain from return of common stock

For the six months ended June 30, 2016, we recorded a gain on return of common stock of $5.0. For more details, please see Note 2 to the condensed consolidated financial statements herein.

Provision for (benefit from) income taxes

We had a tax provision for the six months ended June 30, 2016 of $1.1 million or 35.5% of income before income taxes, compared to a tax benefit for the six months ended June 30, 2015 of $899,000 or 49.6% of loss before income taxes.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to RadNet, Inc. common stockholders	$3,625	$3,395	$1,902	$(1,159)
Plus provision for (benefit from) income taxes	2,253	2,192	1,073	(899)
Plus other expenses	4	413	6	410
Less gain on return of common stock	(5,032)	–	(5,032)	–
Plus acquisition related working capital adjustment	6,072	–	6,072	–
Plus interest expense	10,745	10,423	21,426	20,419
Plus severance costs	173	94	340	130
Plus loss on sale and disposal of equipment	441	74	441	36
Plus depreciation and amortization	15,811	14,941	32,223	29,235
Plus non-cash employee stock-based compensation	1,028	2,017	3,761	5,571
Adjusted EBITDA	$35,120	$33,549	$62,212	$53,743

Liquidity and Capital Resources

We had cash and cash equivalents of $433,000 and accounts receivable of $165.1 million at June 30, 2016, compared to cash and cash equivalents of $446,000 and accounts receivable of $162.8 million at December 31, 2015. We had a working capital balance of $72.5 million and $72.4 million at June 30, 2016 and December 31, 2015, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended June 30, 2016 and 2015 of $3.6 million and $3.4 million respectively. We had net income attributable to RadNet, Inc. common stockholders for the six months ended June 30, 2016 of $1.9 million and net loss for the six months ended June 30, 2015 of $1.2 million.  We also had stockholders’ equity of $33.2 million and $32.6 million at June 30, 2016 and December 31, 2015, respectively.

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

Included in our condensed consolidated balance sheet at June 30, 2016 is $609.0 million of senior secured term loan debt (net of unamortized discounts of $9.7 million), broken down by loan agreement as follows (in thousands):

	As of June 30, 2016
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$368,601	$(6,715)	$361,886
2015 Incremental First	$70,066	$(753)	$69,313
Second Lien Term Loans	$180,000	$(2,195)	$177,805
Total	$618,667	$(9,663)	$609,004

Sources and Uses of Cash

Cash provided by operating activities was $51.4 million and $28.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

Cash used in investing activities was $46.5 million and $66.1 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, we purchased property and equipment for approximately $40.3 million and acquired imaging facilities for $5.0 million.

Cash used in financing activities was $4.9 million for the six months ended June 30, 2016. Cash provided by financing activities was $43.2 million for the six months ended June 30, 2015, respectively. The cash used in financing activities for the six months ended June 30, 2016, was primarily due to amounts received from borrowings under our revolving line of credit, offset by principal payments on our $438.7 million face value term loan and equipment notes and capital leases. (See Note 2 to the condensed consolidated financial statements herein).

As of June 30, 2016, we were in compliance with all covenants under the Original Credit Agreement (as amended by the 2013 Amendment, the 2014 Amendment, and the 2015 Joinder) and the Second Lien Credit Agreement.

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

Interest. The interest rates payable on the 2015 Incremental First Lien Term Loans are the same rates currently payable on the existing tranche B term loans under the Credit Agreement, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25% per annum. As applied to the first lien tranche B term loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at June 30, 2016 was 0.92%.

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

Second Lien Credit and Guaranty Agreement. We entered into the Second Lien Credit Agreement to provide for, among other things, the borrowing of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes.

Revolving Credit Facility. The $101.25 million revolving credit line established in the Credit Agreement was unaltered by the agreements above and remains in place. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) October 10, 2017, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Credit Agreement, which addresses voluntary commitment reductions and (iii) the date of the termination of the revolving credit facility due to specific events of default pursuant to section 8.01 of the Credit Agreement. The revolving credit facility bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 4.25% per annum or the Base Rate (as defined in the Credit Agreement) plus 3.25% per annum, (ii) letter of credit and fronting fees at 4.5% per annum, and (iii) commitment fee of 0.5% per annum on the unused revolver balance. The Adjusted Eurodollar Rate at June 30, 2016 was 0.92%.

The 2014 Amendment provided for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Original Credit Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus 3.25% or (b) the Base Rate (as defined in the Credit Agreement) plus 2.25%. With respect to all of the term loans under the Credit Agreement, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The Adjusted Eurodollar Rate at June 30, 2016 was 0.92%.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Adjusted Eurodollar Rate at June 30, 2016 was 0.92%. The rate paid on the Second Lien Term Loan at June 30, 2016 was 8%.

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

Subsequent Events

2016 Amendment to the Original Credit Agreement:

On July 1, 2016, we entered into an amendment to the Refinance Agreement.  Pursuant to this amendment, we refinanced our current senior secured term loans and borrowed an additional $46.0 million. The term of the loan was extended to July 2023. Pursuant to the amendment to the Refinance Agreement, the interest rate spread over LIBOR for the senior secured term loans has been increased from 3.25% to 3.75% and the interest rate spread over the alternative base rate for the senior secured term loans has been increased from 2.25% to 2.75%. The minimum LIBOR rate underlying the senior secured term loans remains at 1.0%. Proceeds from the refinance agreement were used to repay the first lien term loans, a portion of the second lien term loan, and pay cost and expenses related to the transaction.

As part of the 2016 amendment, we entered into a new five year revolving credit agreement in the amount of $117.5 million. Per the new agreement, the interest rate for Eurodollar loans is 3.75%. Base rate loans will bear an interest rate of 2.75%. Letter of credit, fronting, and commitment fees will also apply.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk.   We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2016, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $31,000 in operating expenses.

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

At June 30, 2016, we had $432.5 million outstanding subject to an Adjusted Eurodollar election on all first lien tranche B term loans under the Credit Agreement and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar Rate floor exceeds the current spot rate of 6 month Adjusted Eurodollar, the spot rate would have to increase more than 7 basis points before an additional interest expense would be accrued. An increase of 107 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $6.2 million of interest expense under our First and Second Lien Term Loans.  At June 30, 2016, an additional $26.2 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate for 2015-2016 would have resulted in an annual increase in interest expense of approximately $262,000.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose as of June 30, 2016 because of deficiencies in the design and operating effectiveness of certain information technology general controls (“ITGC’s) and information technology dependent manual controls related to the revenue and accounts receivable process that caused a material weakness in our internal control over financial reporting as described in more detail below.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of June 30, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective at that reasonable assurance level as of June 30, 2016 because of the material weakness described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Our management initially identified certain control deficiencies in connection with the review of our controls at December 31, 2015 and concluded that, as of June 30, 2016, the following control deficiencies related to the Company’s revenue and accounts receivable process continue to aggregate to a material weakness in the Company’s internal control over financial reporting:

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

Remediation Plan for Material Weakness

Our management, with oversight of our Audit Committee, has been actively engaged in developing a remediation plan to address the material weakness reported. During the six months ended June 30, 2016, the Company began to implement remediation efforts as follows:

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, management did not identify any change in internal control over financial reporting occurring during the quarter ended June 30, 2016 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RADNET, INC.
(Registrant)

Date: August 9, 2016	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	RadNet, Inc. Nonqualified Deferred Compensation Plan and Summary Plan Description (effective May 5, 2016) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016)

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Howard G. Berger, M.D pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

*	Indicates management contract or compensatory plan.

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

