Form 10-Q
period 2016-09-30
RadNet, Inc.
filed 2016-11-09
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock outstanding on November 4, 2016 was 46,467,404 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$358	$446
Accounts receivable, net	183,229	162,843
Current portion of deferred tax assets	22,279	22,279
Due from affiliates	3,249	4,815
Prepaid expenses and other current assets	28,566	38,986
Total current assets	237,681	229,369
PROPERTY AND EQUIPMENT, NET	249,397	256,722
OTHER ASSETS
Goodwill	240,640	239,408
Other intangible assets	43,330	45,253
Deferred financing costs	2,116	2,841
Investment in joint ventures	41,868	33,584
Deferred tax assets, net of current portion	22,939	24,685
Deposits and other	5,428	4,565
Total assets	$843,399	$836,427
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$114,716	$113,813
Due to affiliates	5,243	6,564
Deferred revenue	1,658	1,598
Current portion of notes payable	22,047	22,383
Current portion of deferred rent	2,861	2,563
Current portion of obligations under capital leases	6,047	10,038
Total current liabilities	152,572	156,959
LONG-TERM LIABILITIES
Deferred rent, net of current portion	25,889	26,865
Line of credit	1,600	–
Notes payable, net of current portion	614,982	599,914
Obligations under capital lease, net of current portion	3,719	6,385
Other non-current liabilities	4,292	9,843
Total liabilities	803,054	799,966
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized;46,467,404 and 46,281,189 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in-capital	197,881	197,297
Accumulated other comprehensive loss	(166)	(153)
Accumulated deficit	(161,022)	(164,571)
Total RadNet, Inc.'s stockholders' equity	36,697	32,577
Non-controlling interests	3,648	3,884
Total equity	40,345	36,461
Total liabilities and equity	$843,399	$836,427

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$208,430	$192,904	$613,031	$546,337
Provision for bad debts	(11,253)	(9,433)	(33,883)	(25,295)
Net service fee revenue	197,177	183,471	579,148	521,042
Revenue under capitation arrangements	27,466	24,895	80,448	72,880
Total net revenue	224,643	208,366	659,596	593,922
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	192,752	175,631	583,640	520,348
Depreciation and amortization	17,318	14,601	49,541	43,836
(Gain) loss on sale and disposal of equipment	(66)	738	375	774
Severance costs	2,188	167	2,528	297
Total operating expenses	212,192	191,137	636,084	565,255
INCOME FROM OPERATIONS	12,451	17,229	23,512	28,667
OTHER INCOME AND EXPENSES
Interest expense	11,404	10,546	32,830	30,965
Meaningful use incentive	–	–	(2,808)	(3,270)
Equity in earnings of joint ventures	(2,576)	(1,992)	(8,129)	(6,301)
Gain on sale of imaging centers	–	(4,823)	–	(4,823)
Gain from return of common stock	–	–	(5,032)	–
Other expenses	174	8	180	418
Total other expenses	9,002	3,739	17,041	16,989
INCOME BEFORE INCOME TAXES	3,449	13,490	6,471	11,678
Provision for income taxes	(1,458)	(5,199)	(2,531)	(4,300)
NET INCOME	1,991	8,291	3,940	7,378
Net income attributable to noncontrolling interests	344	304	391	550
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1,647	$7,987	$3,549	$6,828
BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.04	$0.18	$0.08	$0.16
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.04	$0.18	$0.08	$0.15
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	45,868,629	43,637,022	46,337,993	43,247,002
Diluted	46,333,970	44,751,936	46,748,836	44,704,323

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$1,991	$8,291	$3,940	$7,378
Foreign currency translation adjustments	3	7	(166)	(34)
COMPREHENSIVE INCOME	1,994	8,298	3,774	7,344
Less comprehensive income attributable to non-controlling interests	344	304	391	550
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1,650	$7,994	$3,383	$6,794

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2016	46,281,189	$4	$197,297	$(153)	$(164,571)	$32,577	$3,884	$36,461
Issuance of common stock upon exercise of options/warrants	314,448	–	150	–	–	150	–	150
Stock-based compensation	–	–	4,659	–	–	4,659	–	4,659
Issuance of restricted stock and other awards	830,303	–	–	–	–	–	–	–
Return of common stock	(958,536)	–	(5,032)	–	–	(5,032)	–	(5,032)
Purchase of noncontrolling interests	–	–	(185)	–	–	(185)	(135)	(320)
Sale of non-controlling interest	–	–	992	–		992	–	992
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(492)	(492)
Change in cumulative foreign currency translation adjustment	–	–	–	(13)	–	(13)	–	(13)
Net income	–	–	–	–	3,549	3,549	391	3,940
BALANCE - SEPTEMBER 30, 2016	46,467,404	$4	$197,881	$(166)	$(161,022)	$36,697	$3,648	$40,345

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,940	$7,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,541	43,836
Provision for bad debts	33,883	25,295
Gain from return of common stock	(5,032)	–
Equity in earnings of joint ventures	(8,129)	(6,301)
Distributions from joint ventures	2,929	6,255
Amortization and write off of deferred financing costs and loan discount	4,244	4,000
Loss on sale and disposal of equipment	375	774
Gain on sale of imaging centers	–	(4,823)
Stock-based compensation	4,918	6,477
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(53,277)	(32,485)
Other current assets	10,420	(15,628)
Other assets	751	(1,254)
Deferred taxes	1,746	2,750
Deferred rent	(678)	6,034
Deferred revenue	60	(641)
Accounts payable, accrued expenses and other	9,039	(1,602)
Net cash provided by operating activities	54,730	40,065
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(6,603)	(41,237)
Purchase of property and equipment	(52,110)	(38,736)
Proceeds from sale of equipment	63	648
Proceeds from sale of imaging facilities	–	35,500
Cash distribution from existing JV partner	994	443
Equity contributions in existing and purchase of interest in joint ventures	(1,374)	(265)
Net cash used in investing activities	(59,030)	(43,647)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(9,219)	(6,645)
Proceeds from borrowings	476,503	74,401
Payments on term loan debt	(463,022)	(17,548)
Deferred financing costs	(945)	(531)
Net proceeds (payments) on revolving credit facility	1,600	(15,300)
Distributions paid to non-controlling interests	(492)	(613)
Proceeds from sale of non-controlling interests	–	5,005
Purchase of non-controlling interests	(350)	–
Proceeds from issuance of common stock upon exercise of options/warrants	150	594
Net cash provided by financing activities	4,225	39,363
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13)	(34)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88)	35,747
CASH AND CASH EQUIVALENTS, beginning of period	446	307
CASH AND CASH EQUIVALENTS, end of period	$358	$36,054
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$26,819	$26,543

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $14.7 million and $15.7 million during the nine months ended September 30, 2016 and 2015, respectively, which were not paid for as of September 30, 2016 and 2015, respectively. The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable, accrued expenses and other.

During the nine months ended September 30, 2016 we added capital lease debt of approximately $1.3 million.

We recognized a non-cash gain from the return of common stock of $5.0 million in June 2016. See Note 2, Gain from Return of Common Stock.

We transferred $2.7 million in fixed assets in June 2016 to our new joint venture, Glendale Advanced Imaging LLC. See Note 6, Investment in Joint Ventures.

In the third quarter of 2016, the Company recorded an increase to additional paid-in capital as a result of $992,000 which was earned as part of an earn out provision included in the Company’s 2015 sale of a non-controlling interest in Baltimore County Radiology, LLC. Such amount had not been received in cash as of September 30, 2016.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services. At September 30, 2016, we operated directly or indirectly through joint ventures with hospitals, 306 centers located in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location for multiple procedures. Our operations comprise a single segment for financial reporting purposes.

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

We have determined that BRMG and the NY Groups are VIEs, that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $34.2 million and $29.4 million of revenue, net of management service fees to RadNet, for the three months ended September 30, 2016 and 2015, respectively, and $34.2 million and $29.4 million of operating expenses for the three months ended September 30, 2016 and 2015, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $147.3 million and $106.7 million of total billed net service fee revenue relating to these VIEs for the three months ended September 30, 2016 and 2015, respectively, of which $113.1 million and $77.3 million was for management services provided to these VIEs relating primarily to the technical portion of total billed net service fee revenue for the three months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016 and 2015, respectively, the VIEs recognized $101.2 million and $83.1 million of revenue, net of management services fees to RadNet, respectively, and $101.2 million and $83.1 million of operating expenses. RadNet, Inc. recognized in its condensed consolidated statement of operations $422.2 million and $320.6 million of total billed net service fee revenue relating to these VIEs for the nine months ended September 30, 2016 and 2015, respectively, of which $321.1 million and $237.5 million was for management services provided to these VIEs relating primarily to the technical portion of total billed net service fee revenue for the nine months ended September 30, 2016 and 2015, respectively.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at September 30, 2016 and December 31, 2015, we have included approximately $104.7 million and $89.8 million, respectively, of accounts receivable and approximately $8.7 million and $8.5 million of accounts payable and accrued liabilities related to BRMG and the NY Groups, respectively.

The creditors of BRMG and the NY Groups do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the NY Groups. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

At all of our centers we have entered into long-term contracts with radiology groups in the area to provide physician services at those facilities. These radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the value of the services we provide. Except in New York City, the fee is based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. In New York City we are paid a fixed fee set in advance for our services. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us. We have no financial controlling interest in the radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements. Because of the controlling relationship of Dr. Berger and Dr. Crues in the California and New York City practices we consolidate that income.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2016 and 2015 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016, as amended.

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

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG and the NY Groups centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Groups as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Groups. As it relates to non-BRMG and NY Groups centers, namely the affiliated physician groups, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administrative services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Commercial insurance	$130,036	$114,827	$386,383	$331,670
Medicare	48,740	40,840	140,089	120,039
Medicaid	7,554	6,117	21,461	17,582
Workers' compensation/personal injury	9,449	7,712	27,935	23,287
Other	12,651	23,408	37,163	53,759
Service fee revenue, net of contractual allowances and discounts	208,430	192,904	613,031	546,337
Provision for bad debts	(11,253)	(9,433)	(33,883)	(25,295)
Net service fee revenue	197,177	183,471	579,148	521,042
Revenue under capitation arrangements	27,466	24,895	80,448	72,880
Total net revenue	$224,643	$208,366	$659,596	$593,922

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

Presentation of Deferred Financing Costs

In the first quarter of 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that deferred financing costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In a subsequent Staff Announcement, codified as ASU 2015-15, the SEC announced that it would not object to the deferral and presentation of deferred financing costs relating to line-of-credit arrangements as an asset. We have applied the guidance retrospectively to all periods presented in this report. Such retrospective adoption had an insignificant impact to our December 31, 2015 consolidated balance sheet, and had no impact to our consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows. The table below summarizes the impacts on the Company’s December 31, 2015 Consolidated Balance Sheet:

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

Meaningful Use Incentive

Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada developed a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $2.8 million and $3.3 million during the nine months ended September 30, 2016, and 2015, respectively, relating to this incentive.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $358,000 and accounts receivable of $183.2 million at September 30, 2016, compared to cash and cash equivalents of $446,000 and accounts receivable of $162.8 million at December 31, 2015. We had a working capital balance of $85.1 million and $72.4 million at September 30, 2016 and December 31, 2015, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended September 30, 2016 and 2015 of $1.6 million and $8.0 million, respectively. We had net income attributable to RadNet, Inc. common stockholders for the nine months ended September 30, 2016 and 2015 of $3.5 million and $6.8 million, respectively.  We also had stockholders’ equity of $36.7 million and $32.6 million at September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016, our credit facilities were comprised of two tranches of term loans and a revolving credit facility. On July 1, 2016 (the “Restatement Effective Date”), we entered into Amendment No. 3 to Credit and Guaranty Agreement (the “Restatement Amendment”) pursuant to which we amended and restated our then existing credit facilities on the terms set forth in the Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016 (as amended from time to time, the “First Lien Credit Agreement”). Pursuant to the First Lien Credit Agreement, we have issued $485 million of senior secured term loans (the “First Lien Term Loans”) and established a $117.5 million senior secured revolving credit facility (the “Revolving Credit Facility”). We have also entered into a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (as amended from time to time, the “Second Lien Credit Agreement”) pursuant to which we issued $180 million of secured term loans (the “Second Lien Term Loans”).

Included in our condensed consolidated balance sheet at September 30, 2016 is $635.5 million of senior secured term loan debt (net of unamortized discounts of $17.5 million), broken down by loan agreement as follows (in thousands):

	As of September 30, 2016
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$485,000	$(15,278)	$469,722
Second Lien Term Loans	$168,000	$(2,193)	$165,807
Total	$653,000	$(17,471)	$635,529

Our $117.5 million Revolving Credit Facility had a $1.6 million aggregate principal amount outstanding as of September 30, 2016.

As of September 30, 2016, we were in compliance with all covenants under our First Lien Credit Agreement and our Second Lien Credit Agreement.

Details on the First Lien Credit Agreement and the Second Lien Credit Agreement follow.

Restatement Amendment and the First Lien Credit Agreement

On July 1, 2016, we entered into the Restatement Amendment pursuant to which we amended and restated our then existing credit facilities on the terms set forth in the First Lien Credit Agreement. As of the Restatement Effective Date, our first lien credit facilities consisted of a Credit and Guaranty Agreement that we entered into on October 10, 2012 (the “Original First Lien Credit Agreement”), as subsequently amended by a first amendment dated April 3, 2013 (the “2013 Amendment”), a second amendment dated March 25, 2014 (the “2014 Amendment”), and a joinder agreement dated April 30, 2015 (the “2015 Joinder” and collectively with the Original First Lien Credit Agreement, the 2013 Amendment and the 2014 Amendment, the “Prior First Lien Credit Agreement”). The First Lien Credit Agreement increased the aggregate principal amount of First Lien Term Loans to $485.0 million and increased the Revolving Credit Facility to $117.5 million. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the Prior First Lien Credit Agreement, make a $12.0 million principal payment of the Second Lien Term Loans, pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.

Interest. The interest rates payable on the First Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The six month Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) at July 1, 2016, the day of the Restatement Amendment, was 0.92%. Prior to the Restatement Amendment, the interest rates payable on first lien term loans under the Prior First Lien Credit Agreement were the Adjusted Eurodollar Rate (as defined in the Prior First Lien Credit Agreement) plus 3.25% per annum or the Base Rate (as defined in the Prior First Lien Credit Agreement) plus 2.25% per annum.

Payments. The scheduled quarterly principal payments of the First Lien Term Loans is approximately $6.1 million, beginning in December 2016, with the balance due at maturity. Prior to the Restatement Amendment, the quarterly principal payments on the first lien term loans under the Prior First Lien Credit Agreement were approximately $6.2 million.

Maturity Date. The maturity date for the First Lien Term Loans shall be on the earliest to occur of (i) the seventh anniversary of the Restatement Effective Date, (ii) the date on which all First Lien Term Loans shall become due and payable in full under the First Lien Credit Agreement, whether by acceleration or otherwise, and (iii) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement has not been repaid, refinanced or extended prior to such date.

Incremental Feature: Under the First Lien Credit Agreement, we can elect to request 1) an increase to the existing Revolving Credit Facility and/or 2) additional First Lien Term Loans, provided that the aggregate amount of such increases or additions does not exceed (A) an amount not in excess of $100.0 million minus any incremental loans requested under the similar provisions of the Second Lien Credit Agreement or (B) if the First Lien Leverage Ratio would not exceed 3.50:1.00 after giving effect to such incremental facilities, an uncapped amount, in each case subject to the conditions and limitations set forth in the First Lien Credit Agreement. Each lender approached to provide all or a portion of any incremental facility may elect or decline, in its sole discretion, to provide any incremental commitment or loan.

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. The termination date of the Revolving Credit Facility is the earliest to occur of: (i) July 1, 2021, (ii) the date the Revolving Credit Facility is permanently reduced to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, which addresses voluntary commitment reductions, (iii) the date of the termination of the Revolving Credit Facility due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement, and (iv) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement has not been repaid, refinanced or extended prior to such date. Amounts borrowed under the Revolving Credit Facility bear interest based on types of borrowings as follows: (i) unpaid principal on loans under the Revolving Credit Facility at the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum, (ii) letter of credit fees at 3.75% per annum and fronting fees for letters of credit at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

Second Lien Credit Agreement:

On March 25, 2014, we entered into the Second Lien Credit Agreement to provide for, among other things, the borrowing of $180.0 million of Second Lien Term Loans. The proceeds from the Second Lien Term Loans were used to redeem our 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes. On July 1, 2016, in conjunction with the Restatement Amendment, a $12.0 million principal payment was made on the Second Lien Term Loans.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The three month Adjusted Eurodollar Rate at September 30, 2016 was 0.85%. The rate paid on the Second Lien Term Loan at September 30, 2016 was 8%.

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

NOTE 3 – RECENT ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows and amends certain disclosure requirements. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after 15 December 2019. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through the statement of operations as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on income. The change in treatment of excess tax benefits and tax deficiencies will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the statement of cash flows. The ASU will permit certain elective changes associated with stock compensation accounting. For example, companies can elect to account for forfeitures of awards as they occur rather than projecting forfeitures in the accrual of compensation expense. In addition, the ASU increases the proportion of shares an employer is permitted (though not required) to withhold on behalf of an employee to satisfy the employee’s income tax burden on a share-based award without causing the award to become subject to liability accounting. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the GAAP update on our results of operations and cash flows.

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

NOTE 4 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income attributable to RadNet, Inc.'s common stockholders	$1,647	$7,987	$3,549	$6,828

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	45,868,629	43,637,022	46,337,993	43,247,002
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.04	$0.18	$0.08	$0.16

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	45,868,629	43,637,022	46,337,993	43,247,002
Add nonvested restricted stock subject only to service vesting	260,389	437,689	190,428	484,810
Add additional shares issuable upon exercise of stock options and warrants	204,952	677,225	220,415	972,511
Weighted average number of common shares used in calculating diluted net income per share	46,333,970	44,751,936	46,748,836	44,704,323
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.04	$0.18	$0.08	$0.15

NOTE 5 – ACQUISITIONS

In the third quarter of 2016, we recorded a measurement period adjustment associated with our acquisition of DIG on October 1, 2015. This adjustment stemmed from the final valuation report received from a third party valuation expert and amounted to a decrease to our intangible and fixed assets of approximately $121,000.

On July 1, 2016, we purchased for approximately $320,000 an additional 10.8% interest in the Park West joint venture, a concern which was part of the Lenox Hill 2012 acquisition, increasing our ownership percentage from 52.4% to 63.2%. The difference between the consideration paid and the fair value of the non-controlling interest purchased was recorded as an adjustment to additional paid-in capital.

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

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have twelve unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures.

Acquisition of new facilities

On August 15, 2016 our joint venture, Franklin Imaging, LLC, acquired a single multi-modality imaging center located in Rosedale, Maryland for cash consideration of $1.0 million and the assumption of capital lease debt of $241,000. Franklin Imaging, LLC made a fair value determination of the acquired assets and approximately $600,000 of fixed assets, $30,000 of other assets and goodwill of $648,000 was recorded in respect to the transaction.

Formation of new joint ventures

On April 1, 2016, Community Imaging Partners Inc., a wholly owned subsidiary of RadNet, entered into a joint venture with Mt. Airy Health Services, LLC, a partnership of Frederick Memorial Hospital and Carroll Hospital Center. On August 31, 2016, Community Imaging Partners Inc. contributed $200,000 for a 40% economic interest in the partnership and funded an additional $440,000 in relation to a capital call. Mt. Airy Health Services, LLC, contributed $300,000 for a 60% economic interest and an additional $660,000 in relation to the capital call.

On May 9, 2016, RadNet, through a newly formed subsidiary, Glendale Advanced Imaging LLC, entered into a joint venture with Dignity Health, a California nonprofit public benefit corporation.  On June 1, 2016, RadNet contributed net assets of $2.2 million for a 55% economic interest and Dignity Health contributed net assets of $1.8 million for a 45% economic interest.

Joint Venture investment and financial information

The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2016 (in thousands):

Balance as of December 31, 2015	$33,584
Equity in earnings in these joint ventures	8,129
Distribution of earnings	(2,929)
Equity contributions in existing joint ventures	3,084
Balance as of September 30, 2016	$41,868

We earned management service fees from the centers underlying these joint ventures of approximately $2.9 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively, and $8.7 million and $6.4 million for the nine months ended September 30, 2016 and 2015 respectively. At the end of the period we eliminate from total fees recorded the uncollected portion of these fees that are associated with our ownership interests and offset this with an increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of September 30, 2016 and for the nine months ended September 30, 2016 and 2015 (in thousands):

Balance Sheet Data:	September 30, 2016	December 31, 2015
Current assets	$33,452	$28,186
Noncurrent assets	96,766	91,660
Current liabilities	(9,786)	(15,258)
Noncurrent liabilities	(42,633)	(44,059)
Total net assets	$77,799	$60,529

Book value of RadNet joint venture interests	$36,873	$28,397
Cost in excess of book value of acquired joint venture interests	4,995	4,970
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet		217
Total value of Radnet joint venture interests	$41,868	$33,584

Total book value of other joint venture partner interests	$40,926	$32,132

Income statement data for the nine months ended September 30,	2016	2015
Net revenue	$119,920	$85,305
Net income	$18,001	$13,489

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options

We have one long-term equity incentive plan, the 2006 Equity Incentive Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of September 30, 2016, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over two to five years and expire five to ten years from the date of grant.

As of September 30, 2016, we had outstanding options to acquire 375,626 shares of our common stock, of which options to acquire 191,667 shares were exercisable. During the nine months ended September 30, 2016, we granted additional options under our Restated Plan conferring the right to acquire 170,626 shares of common stock.

The following summarizes all of our option transactions for the nine months ended September 30, 2016:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise Price per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2015	931,667	$4.69
Granted	170,626	6.01
Exercised	(526,667)	2.96
Canceled, forfeited or expired	(150,000)	7.51
Balance, September 30, 2016	375,626	6.82	4.70	$452,333
Exercisable at September 30, 2016	191,667	7.89	1.11	142,933

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the holder had all holders exercised their options on September 30, 2016. Total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was approximately $1.7 million and $6.1 million, respectively.

As of September 30, 2016, total unrecognized stock-based compensation expense related to non-vested employee option awards was approximately $477,000, which is expected to be recognized over a weighted average period of approximately 3.2 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock. As of September 30, 2016, we have issued a total of 4,256,511 RSA’s, of which 568,145 were unvested.

The following summarizes the activity related to all unvested RSA’s during the nine months ended September 30, 2016:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2015	771,342		$5.17
Changes during the period
Granted	795,303		$6.16
Vested	(998,499)		$5.13
Forfeited	–		$0.00
RSA's unvested at September 30, 2016	568,145	0.81	$6.19

We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the nine months ended September 30, 2016, stock bonus awards issued under the Restated Plan amounted to 35,000 shares of common stock with an intrinsic value of approximately $246,000.

Restated Plan Summary

In sum, of the 12,000,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2016, we had issued 12,060,887 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 2,975,009 and 59,053 shares, respectively, there remain 2,973,175 shares available under the Restated Plan for future issuance.

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$484,394	$–	$484,394	$485,000
Second Lien Term Loans	$–	166,320	$–	166,320	$168,000

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$444,258	$–	$444,258	$451,023
Second Lien Term Loans	–	173,700	–	173,700	180,000

The carrying value of our Revolving Credit Facility at September 30, 2016 was $1.6 million, which approximated its fair value. There was no balance outstanding under the Revolving Credit Facility at December 31, 2015.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect our current expectations about future events and are based on currently available financial, economic and competitive data and on current business plans.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Statements in this quarterly report concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our future cost saving efforts, our increased business from new equipment or operations and our ability to finance our operations and repay our outstanding indebtedness, are forward-looking statements.

Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as amended or supplemented by the information in Part II – Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.

These forward-looking statements speak only as of the date when they are made. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services. At September 30, 2016, we operated directly or indirectly through joint ventures with hospitals, 306 centers located in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location for multiple procedures. Our operations comprise a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the nine months ended September 30, 2016 and 2015, we performed 4,589,685 and 4,183,494 diagnostic imaging procedures, respectively, and generated total net revenue of $659.6 million and $593.9 million, respectively.

The consolidated financial statements in this report include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”). BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc. The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc., Radiologix, Inc., Radnet Managed Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (“DIS”), all wholly owned subsidiaries of Radnet Management. All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

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

We have determined that BRMG and the NY Groups are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $34.2 million and $29.4 million of revenue, net of management service fees to RadNet, for the three months ended September 30, 2016 and 2015, respectively, and $34.2 million and $29.4 million of operating expenses for the three months ended September 30, 2016 and 2015, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $147.3 million and $106.7 million of total billed net service fee revenue relating to these VIEs for the three months ended September 30, 2016 and 2015, respectively, of which $113.1 million and $77.3 million was for management services provided to these VIEs relating primarily to the technical portion of total billed net service fee revenue for the three months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016 and 2015, respectively, the VIEs recognized $101.2 million and $83.1 million of revenue, net of management services fees to RadNet, respectively, and $101.2 million and $83.1 million of operating expenses. RadNet, Inc. recognized in its condensed consolidated statement of operations $422.2 million and $320.6 million of total billed net service fee revenue relating to these VIEs for the nine months ended September 30, 2016 and 2015, respectively, of which $321.1 million and $237.5 million was for management services provided to these VIEs relating primarily to the technical portion of total billed net service fee revenue for the nine months ended September 30, 2016 and 2015, respectively.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at September 30, 2016 and December 31, 2015, we have included approximately $104.7 million and $89.8 million, respectively, of accounts receivable and approximately $8.7 million and $8.5 million of accounts payable and accrued liabilities related to BRMG and the NY Groups, respectively.

The creditors of BRMG and the NY Groups do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the NY Groups. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

At all of our centers we have entered into long-term contracts with radiology groups in the area to provide physician services at those facilities. These radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the value of the services we provide. Except in New York City, the fee is based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. In New York City we are paid a fixed fee set in advance for our services. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us. We have no financial controlling interest in the radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements. Because of the controlling relationship of Dr Berger and Dr Crues in the California and New York City practices we consolidate that income.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands) :

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Commercial insurance	$130,036	$114,827	$386,383	$331,670
Medicare	48,740	40,840	140,089	120,039
Medicaid	7,554	6,117	21,461	17,582
Workers' compensation/personal injury	9,449	7,712	27,935	23,287
Other	12,651	23,408	37,163	53,759
Service fee revenue, net of contractual allowances and discounts	208,430	192,904	613,031	546,337
Provision for bad debts	(11,253)	(9,433)	(33,883)	(25,295)
Net service fee revenue	197,177	183,471	579,148	521,042
Revenue under capitation arrangements	27,466	24,895	80,448	72,880
Total net revenue	$224,643	$208,366	$659,596	$593,922

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

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at September 30, 2016 totaled $240.6 million. Indefinite Lived Intangible Assets at September 30, 2016 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2015, noting no impairment, and have not identified any indicators of impairment through September 30, 2016.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2016.

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

Industry Updates

On April 16, 2015, the President signed into law the Medicare Access and CHIP Reauthorization Act (“H.R. 2”), which provides for sweeping changes to how Medicare pays physicians, as well as averts the 21% reduction to Medicare payments under the Medicare Physician Fee Schedule that was scheduled to take effect on April 1, 2016. H.R. 2, among other things, repealed the Sustainable Growth Rate (“SGR”) formula enacted in 1997 and freezes payment rates at their current levels until rates increase by 0.5% for services furnished during the last 6 months of calendar year 2015. For services paid under the physician fee schedule and furnished during calendar years 2016 through 2019, Medicare’s payment rates will increase by 0.5% per year. Fees will remain at the 2019 level through 2025, but high performing providers participating in alternative payment models will have the opportunity for additional payments. Such additional payments will be based upon quality, resource use, clinical practice improvement activities and meaningful use of electronic health record technology.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.4%	88.6%	88.4%	88.2%
Provision for bad debts	-4.8%	-4.3%	-4.9%	-4.1%
Net service fee revenue	83.6%	84.3%	83.5%	84.1%
Revenue under capitation arrangements	11.6%	11.4%	11.6%	11.8%
Total net revenue	95.2%	95.7%	95.1%	95.9%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	81.7%	80.6%	84.2%	84.0%
Depreciation and amortization	7.3%	6.7%	7.1%	7.1%
Loss on sale and disposal of equipment	0.0%	0.3%	0.1%	0.1%
Severance costs	0.9%	0.1%	0.4%	0.0%
Total operating expenses	89.9%	87.7%	91.8%	91.2%
INCOME FROM OPERATIONS	5.3%	7.9%	3.3%	4.6%
OTHER INCOME AND EXPENSES
Interest expense	4.8%	4.8%	4.7%	5.0%
Meaningful use incentive	0.0%	0.0%	-0.4%	-0.5%
Equity in earnings of joint ventures	-1.1%	-0.9%	-1.2%	-1.0%
Gain on sale of imaging centers	0.0%	-2.2%	0.0%	-0.8%
Gain on return of common stock	0.0%	0.0%	-0.7%	0.0%
Other expenses	0.1%	0.0%	0.0%	0.1%
Total other expenses	3.8%	1.7%	2.4%	2.8%
INCOME BEFORE INCOME TAXES	1.5%	6.2%	0.9%	1.8%
Provision for income taxes	-0.6%	-2.4%	-0.4%	-0.7%
NET INCOME	0.9%	3.8%	0.5%	1.1%
Net income attributable to noncontrolling interests	0.1%	0.1%	0.1%	0.1%
NET INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	0.8%	3.7%	0.4%	1.0%

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Service Fee Revenue

Service fee revenue for the three months ended September 30, 2016 was $208.4 million compared to $192.9 million for the three months ended September 30, 2015, an increase of $15.5 million, or 8.1%.

Provision for Bad Debts

Provision for bad debts increased $1.8 million, or 19.3%, to approximately $11.3 million, or 5.4% of service fee revenue, for the three months ended September 30, 2016 compared to $9.4 million, or 4.9% of service fee revenue, for the three months ended September 30, 2015.

Net Service Fee Revenue

Total net service fee revenue for the three months ended September 30, 2016 was $197.2 million compared to $183.5 million for the three months ended September 30, 2015, an increase of $13.7 million or 7.5%.

Total net service fee revenue, including only those centers which were in operation throughout the third quarters of both 2016 and 2015 had an increase of $487,000, or 0.3%, This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2015. For the three months ended September 30, 2016, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $24.4 million. For the three months ended September 30, 2015, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $11.2 million.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended September 30, 2016 was $27.4 million compared to $24.9 million for the three months ended September 30, 2015, an increase of $2.6 million or 10.3%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the third quarters of both 2016 and 2015 had an increase of $350,000, or 1.4%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2015. For the three months ended September 30, 2016, revenue under capitation arrangements from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $2.2 million. For the three months ended September 30, 2015, revenue under capitation arrangements from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $0.

Operating Expenses

Cost of operations for the three months ended September 30, 2016 increased approximately $17.1 million, or 9.8%, from $175.6 million for the three months ended September 30, 2015 to $192.8 million for the three months ended September 30, 2016. The following table sets forth our cost of operations and total operating expenses for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Salaries and professional reading fees, excluding stock-based compensation	$100,220	$95,131
Stock-based compensation	1,157	906
Building and equipment rental	17,611	18,129
Medical supplies	13,190	10,809
Other operating expenses *	60,574	50,656
Cost of operations	192,752	175,631
Depreciation and amortization	17,318	14,601
(Gain) loss on sale and disposal of equipment	(66)	738
Severance costs	2,188	167
Total operating expenses	$212,192	$191,137

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $5.1 million, or 5.4%, to $100.2 million for the three months ended September 30, 2016 compared to $95.1 million for the three months ended September 30, 2015.

Salaries and professional reading fees, when including only those centers which were in operation throughout the third quarters of both 2016 and 2015, decreased $651,000, or 0.7%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2015. For the three months ended September 30, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $9.2 million. For the three months ended September 30, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $3.4 million.

Stock-based compensation

Stock-based compensation increased $251,000, or 27.7%, to approximately $1.2 million for the three months ended September 30, 2016 compared to $906,000 for the three months ended September 30, 2015. This increase was driven by stock bonus awards granted during the three months ended September 30, 2016. See Note 7 to the condensed consolidated financial statements contained herein.

Building and equipment rental

Building and equipment rental expenses decreased $518,000 or 2.9%, to $17.6 million for the three months ended September 30, 2016 compared to $18.1 million for the three months ended September 30, 2015.

Building and equipment rental expenses, limited to only those centers which were in operation throughout the third quarters of both 2016 and 2015, decreased $1.4 million, or 8.2% as a result of negotiating favorable lease terms at existing sites. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2015. For the three months ended September 30, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $2.1 million. For the three months ended September 30, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $1.2 million.

Medical supplies

Medical supplies expense increased $2.4 million, or 22%, to $13.2 million for the three months ended September 30, 2016 compared to $10.8 million for the three months ended September 30, 2015.

Medical supplies expenses, including only those centers which were in operation throughout the third quarters of both 2016 and 2015, increased $1.2 million, or 11.7% due to reduced rebates received from vendors in the current quarter over the same period in 2015. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2015. For the three months ended September 30, 2016, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $1.7 million. For the three months ended September 30, 2015, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $451,000.

Other operating expenses

Other operating expenses increased $9.9 million, or 19.6%, to $60.6 million for the three months ended September 30, 2016 compared to $50.6 million for the three months ended September 30, 2015.

Other operating expenses, limited only those centers which were in operation throughout the third quarters of both 2016 and 2015, increased $4.0 million, or 8.4%. This 8.4% increase primarily relates to increased insurance, contract labor, temporary services and legal fees. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2015. For the three months ended September 30, 2016, other operating expense from centers that were acquired or divested subsequent July 1, 2015 and excluded from the above comparison was $8.7 million. For the three months ended September 30, 2015, other operating expenses from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $2.8 million.

Depreciation and amortization

Depreciation and amortization increased $2.7 million, or 18.6%, to $17.3 million for the three months ended September 30, 2016 compared to $14.6 million for the three months ended September 30, 2015.

Depreciation and amortization, including only those centers which were in operation throughout the third quarters of both 2016 and 2015, increased $422,000, or 3.0%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2015. For the three months ended September 30, 2016, depreciation expense from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $2.7 million. For the three months ended September 30, 2015, depreciation expense from centers that were acquired or divested subsequent to July 1, 2015 and excluded from the above comparison was $407,000.

Gain on sale and disposal of equipment

We recorded a gain on sale of equipment of approximately $66,000 for the three months ended September 30, 2016 and a loss on disposal of equipment of approximately $738,000 for the three months ended September 30, 2015.

Severance Costs

We incurred severance expenses of $2.2 million for the three months ended September 30, 2016 related to the integration of acquisitions in the state of New York. We incurred $167,000 for the three months ended September 30, 2015.

Interest expense

Interest expense for the three months ended September 30, 2016 increased approximately $858,000, or 8.1%, to $11.4 million for the three months ended September 30, 2016 compared to $10.5 million for the three months ended September 30, 2015. Interest expense for the three months ended September 30, 2016 included $1.6 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt, write-off of deferred loan costs due to refinancing and other non-cash items. Interest expense for the three months ended September 30, 2015 included $1.4 million of combined non-cash amortization of deferred loan costs of $709,000, discount on issuance of debt and other non-cash items. Excluding these non-cash amounts for each period, interest expense increased approximately $652,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was primarily due to interest on the Restated Amendment and First Lien Credit Agreement. See “Liquidity and Capital Resources” below for more details on our credit facilities.

Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2016, we recognized equity in earnings from unconsolidated joint ventures of $2.6 million against $2.0 million earned over the same period ended September 30, 2015, a 29.3% increase. This increase relates mainly to equity in earnings stemming from the September 30, 2015 sale of 10 wholly owned centers from our subsidiary New Jersey Imaging Partners to New Jersey Imaging Networks, a joint venture where we hold a 49% non-controlling interest.

Gain on Sale of Imaging Center

We recognized a gain on the sale of 10 wholly owned imaging centers to the New Jersey Imaging Networks in the amount of $4.8 million for the three months ending September 30, 2015.

Provision for income taxes

We had an income tax expense for the three months ended September 30, 2016 of $1.5 million or 42.3% of income before income taxes, compared to the three months ended September 30, 2015 with an income tax expense of $5.2 million or 38.5% of the income before income taxes.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Service Fee Revenue

Service fee revenue for the nine months ended September 30, 2016 was $613.0 million compared to $546.3 million for the nine months ended September 30, 2015, an increase of $66.7 million, or 12.2%.

Provision for Bad Debts

Provision for bad debts increased $8.6 million, or 34.0%, to approximately $33.9 million, or 5.5% of service fee revenue for the nine months ended September 30, 2016 compared to $25.3 million, or 4.6% of service fee revenue, for the nine months ended September 30, 2015.

Net Service Fee Revenue

Net Service Fee Revenue for the nine months ended September 30, 2016 was $579.1 million compared to $521.0 million for the nine months ended September 30, 2015, an increase of $58.1 million or 11.1%.

Net Service Fee Revenue, including only those centers which were in operation throughout the third quarters of both 2016 and 2015 had an increase of $13.1 million, or 2.8%, as a result of increased procedure volumes for high reimbursement modalities and higher management fee revenue. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2015. For the nine months ended September 30, 2016, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $92.7 million. For the nine months ended September 30, 2015, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $47.7 million.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the nine months ended September 30, 2016 was $80.4 million compared to $72.9 million for the nine months ended September 30, 2015, an increase of $7.6 million or 10.4%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first three quarters of both 2016 and 2015 increased $1.0, or 1.4%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2015. For the nine months ended September 30, 2016, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $7.1 million. For the nine months ended September 30, 2015, capitation revenue from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $487,000.

Operating Expenses

Cost of operations for the nine months ended September 30, 2016 increased approximately $63.3 million, or 12.2%, from $520.3 million for the nine months ended September 30, 2015 to $583.6 million for the nine months ended September 30, 2016. The following table sets forth our cost of operations and total operating expenses for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015

Salaries and professional reading fees, excluding stock-based compensation	$305,848	$278,243
Stock-based compensation	4,918	6,475
Building and equipment rental	56,277	52,852
Medical supplies	38,619	36,330
Other operating expenses *	177,978	146,448
Cost of operations	583,640	520,348

Depreciation and amortization	49,541	43,836
Loss on sale and disposal of equipment	375	774
Severance costs	2,528	297
Total operating expenses	$636,084	$565,255

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $27.6 million, or 9.8%, to $308.1 million for the nine months ended September 30, 2016 compared to $280.6 million for the nine months ended September 30, 2015.

Salaries and professional reading fees, including only those centers which were in operation throughout the first three quarters of both 2016 and 2015, increased $4.7 million or 1.8%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the nine months ended September 30, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $38.5 million. For the nine months ended September 30, 2015, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was approximately $15.6 million.

Stock-based compensation

Stock-based compensation decreased $1.6 million, or 24.1%, to approximately $4.9 million for the nine months ended September 30, 2016 compared to $6.5 million for the nine months ended September 30, 2015. This decrease was driven by the lower fair value of RSA’s awarded and vested in the first nine months of 2016 as compared to RSA’s awarded and vested in the same period in 2015.

Building and equipment rental

Building and equipment rental expenses increased $3.4 million or 6.5%, to $56.3 million for the nine months ended September 30, 2016 compared to $52.9 million for the nine months ended September 30, 2015.

Building and equipment rental expenses, including only those centers which were in operation throughout the first three quarters of both 2016 and 2015, decreased $1.9 million, or 4.0%, mainly due to favorable lease negotiations at existing facilities. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the nine months ended September 30, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $10.7 million. For the nine months ended September 30, 2015, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was approximately $5.4 million.

Medical supplies

Medical supplies expense increased $4.7 million, or 13.8%, to $38.6 million for the nine months ended September 30, 2016 compared to $33.9 million for the nine months ended September 30, 2015.

Medical supplies expenses, including only those centers which were in operation throughout the first three quarters of both 2016 and 2015, increased $1.1 million, or 3.5%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the nine months ended September 30, 2016, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $5.8 million. For the nine months ended September 30, 2015, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $2.2 million.

Other operating expenses

Other operating expenses increased $29.2 million, or 20.0%, to $175.7 million for the nine months ended September 30, 2016 compared to $146.4 million for the nine months ended September 30, 2015.

Other operating expenses, including only those centers which were in operation throughout the first three quarters of both 2016 and 2015, increased $7.6 million, or 5.8%. This 5.8% increase was primarily related to insurance, temporary labor and legal expenses. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the nine months ended September 30, 2016, other operating expense from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $36.6 million. For the nine months ended September 30, 2015, other operating expense from centers that were acquired or divested subsequent to January 1, 2015 was $15.0 million.

Depreciation and amortization

Depreciation and amortization increased $5.7 million, or 13.0%, to $49.5 million for the nine months ended September 30, 2016 compared to $43.8 million for the nine months ended September 30, 2015.

Depreciation and amortization, including only those centers which were in operation throughout the first three quarters of both 2016 and 2015, increased $734,000, or 1.8%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2015. For the nine months ended September 30, 2016, depreciation expense from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $8.3 million. For the nine months ended September 30, 2015, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $3.3 million.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $375,000 for the nine months ended September 30, 2016 and approximately $774,000 for the nine months ended September 30, 2015.

Interest expense

Interest expense for the nine months ended September 30, 2016 increased approximately $1.9 million, or 6.0%, to $32.8 million for the nine months ended September 30, 2016 compared to $31.0 million for the nine months ended September 30, 2015. Interest expense for the nine months ended September 30, 2016 included $4.3 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt, write-off of deferred financing costs due to refinancing of $709,000 and other non-cash interest. Interest expense for the nine months ended September 30, 2015 included $4.1 million of non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash interest. Excluding these non-cash amounts for each period, interest expense increased approximately $1.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was primarily due to interest on the Restated Amendment and First Lien Credit Agreement. See “Liquidity and Capital Resources” below for more details on our credit facilities. See “Liquidity and Capital Resources” below for more details on our outstanding credit facilities.

Meaningful use incentive

For the nine months ended September 30, 2016 and September 30, 2015, we recognized other income from meaningful use incentive in the amount of $2.8 million and $3.3 million, respectively. These amounts were earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2016 we recognized equity in earnings from unconsolidated joint ventures of $8.1 million versus $6.3 million for the nine months ended September 30, 2015, an increase of $1.8 million or 6.0%. The 6% increase relates mainly to equity in earnings stemming from the September 30, 2015 sale of 10 wholly owned centers from our subsidiary New Jersey Imaging Partners to New Jersey Imaging Networks, a joint venture where we hold a 49% non-controlling interest.

Gain on Sale of Imaging Center

We recognized a gain on the sale of 10 wholly owned imaging centers to the New Jersey Imaging Networks in the amount of $4.8 million for the nine months ending September 30, 2015.

Gain from return of common stock

For the nine months ended September 30, 2016, we recorded a gain on return of common stock of $5.0 million. For more details, please see Note 2 to the condensed consolidated financial statements included in this report.

Provision for income taxes

We had a tax provision for the nine months ended September 30, 2016 of $2.5 million or 39.1% of income before income taxes, compared to a tax provision for the nine months ended September 30, 2015 of $4.3 million or 36.8% of income before income taxes.

Adjusted EBITDA

We use both GAAP and non-GAAP metrics to measure our financial results. One non-GAAP measure we believe assists us is Adjusted EBITDA. We believe that, in addition to GAAP metrics, Adjusted EBITDA assists us in measuring our cash generated from operations and ability to service our debt obligations. We believe this information is useful to investors and other interested parties because we are highly leveraged and our non-GAAP metrics remove non-cash and certain other charges that occur in the affected period and provide a basis for measuring the Company's cash generated from operations against other quarters.

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

Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance, and is a measure of leverage capacity and ability to service debt. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not determined in accordance with GAAP, this metric, as presented, may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to RadNet, Inc. common stockholders	$1,647	$7,987	$3,549	$6,828
Plus interest expense	11,404	10,546	32,830	30,965
Plus provision for income taxes	1,458	5,199	2,531	4,300
Plus depreciation and amortization	17,318	14,601	49,541	43,836
Less (gain) plus loss on sale and disposal of equipment	(66)	738	375	774
Plus severance costs	2,188	167	2,528	297
Plus other expenses	174	8	180	418
Plus non-cash employee stock-based compensation	1,157	906	4,918	6,477
Less gain on sale of imaging center	–	(4,823)	–	(4,823)
Plus acquisition related working capital adjustment	–	–	6,072	–
Plus fees for refinance	606	–	606	–
Less gain on return of common stock	–	–	(5,032)	–
Adjusted EBITDA	$35,886	$35,329	$98,098	$89,072

Liquidity and Capital Resources

We had cash and cash equivalents of $358,000 and accounts receivable of $183.2 million at September 30, 2016, compared to cash and cash equivalents of $446,000 and accounts receivable of $162.8 million at December 31, 2015. We had a working capital balance of $85.1 million and $72.4 million at September 30, 2016 and December 31, 2015, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended September 30, 2016 and 2015 of $1.6 million and $8.0 million, respectively. We had net income attributable to RadNet, Inc. common stockholders for the nine months ended September 30, 2016 and 2015 of $3.5 million and $6.8 million, respectively. We also had stockholders’ equity of $36.7 million and $32.6 million at September 30, 2016 and December 31, 2015, respectively.

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

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our credit facilities, will be adequate to meet our liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

On a continuing basis, we also consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures. These types of transactions may result in future cash proceeds or payments but the general timing, size or success of any acquisition, divestiture or joint venture effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our credit facilities or through new equity or debt issuances.

We and our subsidiaries or affiliates may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

Sources and Uses of Cash

Cash provided by operating activities was $54.7 million and $40.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Cash used in investing activities was $59.0 million and $43.6 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, we purchased property and equipment for approximately $52.1 million and acquired imaging facilities for $5.0 million.

Cash provided by financing activities was $4.2 million and $39.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The cash used in financing activities for the nine months ended September 30, 2016, was primarily due to amounts received from borrowings under our Revolving Credit Facility and proceeds received from our refinancing activity, offset by principal payments on first lien term loans under the Prior First Lien Credit Agreement, Second Lien Term Loans, equipment notes and capital leases. (See Note 2 to the condensed consolidated financial statements herein).

Credit Facilities

At September 30, 2016, our credit facilities were comprised of two tranches of term loans and a revolving credit facility. On July 1, 2016 (the “Restatement Effective Date”), we entered into Amendment No. 3 to Credit and Guaranty Agreement (the “Restatement Amendment”) pursuant to which we amended and restated our then existing credit facilities on the terms set forth in the Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016 (as amended from time to time, the “First Lien Credit Agreement”). Pursuant to the First Lien Credit Agreement, we have issued $485 million of senior secured term loans (the “First Lien Term Loans”) and established a $117.5 million senior secured revolving credit facility (the “Revolving Credit Facility”). We have also entered into a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (as amended from time to time, the “Second Lien Credit Agreement”) pursuant to which we issued $180 million of secured term loans (the “Second Lien Term Loans”).

Included in our condensed consolidated balance sheet at September 30, 2016 is $635.5 million of senior secured term loan debt (net of unamortized discounts of $17.5 million), broken down by loan agreement as follows (in thousands):

	As of September 30, 2016
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$485,000	$(15,278)	$469,722
Second Lien Term Loans	$168,000	$(2,193)	$165,807
Total	$653,000	$(17,471)	$635,529

Our $117.5 million Revolving Credit Facility had a $1.6 million aggregate principal amount outstanding as of September 30, 2016.

As of September 30, 2016, we were in compliance with all covenants under our First Lien Credit Agreement and our Second Lien Credit Agreement.

Details on the First Lien Credit Agreement and the Second Lien Credit Agreement follow.

Restatement Amendment and the First Lien Credit Agreement

On July 1, 2016, we entered into the Restatement Amendment pursuant to which we amended and restated our then existing credit facilities on the terms set forth in the First Lien Credit Agreement. As of the Restatement Effective Date, our first lien credit facilities consisted of a Credit and Guaranty Agreement that we entered into on October 10, 2012 (the “Original First Lien Credit Agreement”), as subsequently amended by a first amendment dated April 3, 2013 (the “2013 Amendment”), a second amendment dated March 25, 2014 (the “2014 Amendment”), and a joinder agreement dated April 30, 2015 (the “2015 Joinder” and collectively with the Original First Lien Credit Agreement, the 2013 Amendment and the 2014 Amendment, the “Prior First Lien Credit Agreement”). The First Lien Credit Agreement increased the aggregate principal amount of First Lien Term Loans to $485.0 million and increased the Revolving Credit Facility to $117.5 million. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the Prior First Lien Credit Agreement, make a $12.0 million principal payment of the Second Lien Term Loans, pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.

Interest. The interest rates payable on the First Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The six month Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) at July 1, 2016, the day of the Restatement Amendment, was 0.92%. Prior to the Restatement Amendment, the interest rates payable on first lien term loans under the Prior First Lien Credit Agreement were the Adjusted Eurodollar Rate (as defined in the Prior First Lien Credit Agreement) plus 3.25% per annum or the Base Rate (as defined in the Prior First Lien Credit Agreement) plus 2.25% per annum.

Payments. The scheduled quarterly amortization of the First Lien Term Loans is approximately $6.1 million, beginning in December 2016, with the balance due at maturity. Prior to the Restatement Amendment, the quarterly amortization payments on the first lien term loans under the Prior First Lien Credit Agreement were approximately $6.2 million.

Maturity Date. The maturity date for the First Lien Term Loans shall be on the earliest to occur of (i) the seventh anniversary of the Restatement Effective Date, (ii) the date on which all First Lien Term Loans shall become due and payable in full under the First Lien Credit Agreement, whether by acceleration or otherwise, and (iii) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement has not been repaid, refinanced or extended prior to such date.

Incremental Feature: Under the First Lien Credit Agreement, we can elect to request 1) an increase to the existing Revolving Credit Facility and/or 2) additional First Lien Term Loans, provided that the aggregate amount of such increases or additions does not exceed (A) an amount not in excess of $100.0 million minus any incremental loans requested under the similar provisions of the Second Lien Credit Agreement or (B) if the First Lien Leverage Ratio would not exceed 3.50:1.00 after giving effect to such incremental facilities, an uncapped amount, in each case subject to the conditions and limitations set forth in the First Lien Credit Agreement. Each lender approached to provide all or a portion of any incremental facility may elect or decline, in its sole discretion, to provide any incremental commitment or loan.

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. The termination date of the Revolving Credit Facility is the earliest to occur of: (i) July 1, 2021, (ii) the date the Revolving Credit Facility is permanently reduced to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, which addresses voluntary commitment reductions, (iii) the date of the termination of the Revolving Credit Facility due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement, and (iv) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement has not been repaid, refinanced or extended prior to such date. Amounts borrowed under the Revolving Credit Facility bear interest based on types of borrowings as follows: (i) unpaid principal on loans under the Revolving Credit Facility at the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum, (ii) letter of credit fees at 3.75% per annum and fronting fees for letters of credit at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

Second Lien Credit Agreement:

On March 25, 2014, we entered into the Second Lien Credit Agreement to provide for, among other things, the borrowing of $180.0 million of Second Lien Term Loans. The proceeds from the Second Lien Term Loans were used to redeem our 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes. On July 1, 2016, in conjunction with the Restatement Amendment, a $12.0 million principal payment was made on the Second Lien Term Loans.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The three month Adjusted Eurodollar Rate at September 30, 2016 was 0.85%. The rate paid on the Second Lien Term Loan at September 30, 2016 was 8%.

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

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2016, a hypothetical 1% decline in the currency exchange rates between the United States Dollar against the Canadian Dollar and the Hungarian Forint would have resulted in an annual increase of approximately $30,000 in operating expenses.

Interest Rate Sensitivity We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. As described in the Liquidity and Capital Resources section above, we can elect Adjusted Eurodollar or Base Rate interest rate options on the First Lien Term Loans, the Second Lien Term Loans and the Revolving Credit Facility.

At September 30, 2016, we had $479.0 million outstanding subject to a six month Adjusted Eurodollar election on First Lien Term Loans and $168.0 million outstanding subject to a three month Adjusted Eurodollar election on Second Lien Term Loans. Based on our current Adjusted Eurodollar elections, the contractual Adjusted Eurodollar Rate floor of 1% exceeds the respective current spot rates. For the First Lien Term Loans, an increase of 108 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $4.8 million of interest expense.  For the Second Lien Term Loans, an increase of 115 basis points would be required to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $1.7 million of interest expense. At September 30, 2016, we had an additional $7.7 million in debt instruments tied to the prime rate. A hypothetical 1% increase in the prime rate for 2015-2016 would have resulted in an annual increase in interest expense of approximately $77,000 on those instruments.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for their intended purpose as of September 30, 2016 because of deficiencies in the design and operating effectiveness of certain information technology general controls (“ITGC’s) and information technology dependent manual controls related to the revenue and accounts receivable process that caused a material weakness in our internal control over financial reporting as described in more detail below.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of September 30, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective at that reasonable assurance level as of September 30, 2016 because of the material weakness described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Our management initially identified certain control deficiencies in connection with the review of our controls at December 31, 2015 and concluded that, as of September 30, 2016, the following control deficiencies related to the Company’s revenue and accounts receivable process continue to aggregate to a material weakness in the Company’s internal control over financial reporting:

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

The ineffective design and operation of these ITGCs and the related information technology dependent manual controls impacts a material portion of our revenue transactions and consequently creates a reasonable possibility that a material misstatement could occur. Our management is not aware of any material misstatement or inaccuracy in the financial statements included in this report.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Remediation Plan for Material Weakness

Our management, with oversight of our Audit Committee, has been actively engaged in developing [and implementing?] a remediation plan to address the material weakness reported. During the nine months ended September 30, 2016, the Company began to implement remediation efforts as follows:

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

If the remedial measures described above are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in “Item 1A. Risk Factors” in Part II of this report.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, management did not identify any change in internal control over financial reporting occurring during the quarter ended September 30, 2016 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

RADNET, INC.
(Registrant)

Date: November 9, 2016	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1†	Amendment No. 3 to Credit and Guaranty Agreement, dated as of July 1, 2016, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet, Inc., the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent, including Annex I thereto, Amended and Restated First Lien Credit and Guaranty Agreement, dated as of July 1, 2016, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet, Inc., the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2016).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

†	Confidential treatment has been requested with respect to the omitted portion of this Exhibit, which portion has been filed separately with the Securities and Exchange Commission.

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

