Form 10-K
period 2016-12-31
RadNet, Inc.
filed 2017-03-17
CIK 790526

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $224,518,331 on June 30, 2016 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2016.

The number of shares of the registrant’s common stock outstanding on March 9, 2017, was 47,198,596

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

RADNET, INC.

ii

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

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this annual report or any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this annual report, except to the extent required by law.

iii

PART I

Item 1.	Business

Business Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2016, we operated directly or indirectly through joint ventures with hospitals, 305 centers located in California, Delaware, Florida, Maryland, New Jersey, New York, and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

In December 2015 we entered into a multi-year strategic relationship with Imaging Advantage LLC.  In the first quarter of 2016, BRMG transferred 75 physicians to Imaging Advantage LLC, and we now contract with those physicians through Imaging Advantage LLC.  We continue to collaborate with Imaging Advantage LLC in developing business models for radiology services. In addition, our relationship with the State of Qatar to help direct Screen for Life, a public-private partnership with the Qatari government to provide screening services, is on-going.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2016, 2015 and 2014, we performed 6,109,622, 5,638,979, and 4,828,488 diagnostic imaging procedures and generated net revenue of $884.5 million, $809.6 million, and $717.6 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2016, 2015 and 2014 is included in the consolidated financial statements and notes thereto in this annual report.

We typically experience some seasonality to our business. During the first quarter of each year we generally experience the lowest volumes of procedures and the lowest level of revenue for any quarter during the year.  This is primarily the result of two factors.  First, our volumes and revenue are typically impacted by winter weather conditions in our northeastern operations.  It is common for snowstorms and other inclement weather to result in patient appointment cancellations and, in some cases, imaging center closures.  Second, in recent years, we have provided care to an increased number of patients participating in high deductible health plans.  The patient deductible amount resets each January resulting in initially greater patient out of pocket expenditures until deductible limits are met. During this initial period of typically two to three months patients may defer medical service.

History of our Business

We became incorporated in Delaware in 2008 and have been in business since 1985.

We develop our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions, see Item 7 - “Management’s Discussion and Analysis and Results of Operations—Recent Developments and Facility Acquisitions” below.

In addition to our imaging business, our eRAD, Inc. subsidiary is a provider of PACS and related workflow solutions to the radiology industry. Over 250 hospitals, teleradiology businesses, imaging centers and specialty physician groups use eRAD’s technology to distribute, display, store and retrieve digital images taken from all diagnostic imaging modalities.  eRAD has approximately 67 employees, including a research and development team of 21 software engineers in Budapest, Hungary.

We have also assembled an industry leading team of software developers, based out of Prince Edward Island, Canada, to create a workflow solution known as Radiology Information Systems (“RIS”) focused exclusively on RadNet’s internal use. All 22 members of this Canadian based team have significant software development expertise in radiology, and together with eRAD and its PACS technology, are creating fully integrated solutions to manage all aspects of RadNet’s internal information needs.

Through our teleradiology business, Imaging On Call, LLC, located in Poughkeepsie, New York, we provide interpretation services to approximately 55 hospitals and hospital-based radiology groups.

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

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord, abdomen, heart and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. A typical MRI examination takes from 20 to 45 minutes. MRI systems are designed as either open or closed and have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2016, we had 257 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. As of December 31, 2016, we had 157 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2016, we had 47 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2016, we had 48 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2016, we had 479 X-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2016, we had 551 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2016, we had 279 mammography systems in operation.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2016, we had 104 fluoroscopy systems in operation.

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

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2016, we operated 305 centers in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. In 2016, we received approximately 58% of our net service revenue before provision for bad debt from commercial insurance payors, 12% from managed care capitated payors, 20% from Medicare and 3% from Medicaid. With the exception of Blue Cross/Blue Shield, which are managed by different entities in each of the states in which we operate, and Medicare, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2016.

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

Our Technologically Advanced Imaging Systems

Our eRad subsidiary develops and sells computerized imaging systems for the industry and Imaging On Call provides teleradiology services for interpretation of images for radiology groups, hospitals and other medical groups. In addition, we have assembled an industry leading team of software developers to create radiology workflow solutions for our internal use.

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

Radiology Professionals

In the states in which we provide services (except Florida), a lay person or any entity other than a professional corporation or similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the “corporate practice” of medicine. In order to comply with this prohibition, we contract with radiologists to provide professional medical services in our facilities, including the supervision and interpretation of diagnostic imaging procedures. The radiology practice maintains full control over the physicians it employs. Pursuant to each management contract, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. In addition, we provide management services and administration of the non-medical functions relating to the professional medical practice at the facility, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities. As compensation for the services furnished under contracts with radiologists, we generally receive an agreed percentage of the medical practice billings for, or collections from, services provided at the facility, typically 75% of global net service fee revenue or collections after deduction of the professional component of the medical practice billings.

At all but 5 of our California facilities, we contract for the provision of professional medical services directly with BRMG, or indirectly through BRMG with other radiology groups.

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

As of December 31, 2016, BRMG employed or contracted for 137 full-time and 24 part-time radiologists. In addition to our BRMG staff, we contract 75 full-time physicians through our strategic relationship with Imaging Advantage LLC. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2016, this percentage was 78%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•	The agreement expires on January 1, 2024. The agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2016, he owned indirectly 99% of the equity interests of BRMG.
•	At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities, except for 5 facilities for which we contract with separate medical groups.
•	At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.
•	If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.
•	If we want to open a new facility in California, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.
•	BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

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

Non-BRMG and New York Groups entity locations

At the 5 centers in California where BRMG does not provide professional medical services, and at all of the centers which are located outside of California, with the exception of centers located in the New York, New York area, we have entered into long-term contracts with prominent third-party radiology groups in the area to provide physician services at those facilities. These arrangements also allow us to comply with the prohibition against the “corporate practice” of medicine in other states in which we operate (except in Florida which does not have an equivalent statute prohibiting the corporate practice of medicine).

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

Payors

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	%of Net Revenue Before Bad Debt Provision
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Commercial Insurance (1)(2)	58%	57%	56%
Managed Care Capitated Payors	12%	12%	13%
Medicare& Medicaid	23%	23%	24%

(1) Includes Blue Cross/Blue Shield plans, which represented 21% of our net service fee revenue before provision for bad debt for the years ended December 31, 2016, and 20% for the years ended December 31 2015 and 2014.

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

Facilities

We operate 138 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 9 in Delaware, 3 in Florida, 59 in Maryland, 19 in New Jersey, 19 in the Rochester and Hudson Valley areas of New York, 53 in New York City as well as 5 in Rhode Island. We lease the premises at which these facilities are located.

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

The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2016:

	Year Ended
	December 31,
	2012	2013	2014	2015	2016

Total facilities owned or managed (at beginning of the year)	233	246	250	259	300
Facilities added by:
Acquisition	25	12	22	43	10
Internal development	–	–	–	1	8
Facilities closed or sold	-12	-8	-13	-3	-13
Total facilities owned (at year end)	246	250	259	300	305

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2016, the quantity of principal diagnostic equipment available at our facilities, by state:

	MRI	Open/MRI	CT	PET/CT	Mammo	Ultrasound	X-ray	NucMed	Fluoroscopy	Total
California	71	25	56	19	99	243	177	18	52	760
Florida	2	1	2	1	4	5	4	3	3	25
Delaware	6	–	6	–	5	11	23	2	2	55
New Jersey	20	3	16	3	21	29	34	2	9	137
New York	50	10	37	9	80	139	115	8	14	462
Maryland	61	5	37	15	67	120	119	15	24	463
Rhode Island	3	–	3	–	3	4	7	–	–	20
Total	213	44	157	47	279	551	479	48	104	1,922

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

Personnel

At December 31, 2016, we had a total of 5,059 full-time, 618 part-time and 1,608 per diem employees, including those employed by BRMG. These numbers include 137 full-time and 24 part-time physicians and 1,641 full-time, 418 part-time and 1,050 per-diem technologists. In addition to our company personnel, we contract 75 full-time physicians through our strategic relationship with Imaging Advantage LLC.

We employ site managers who are responsible for overseeing day-to-day and routine operations at each of our facilities, including staffing, modality and schedule coordination, referring physician and patient relations and purchasing of materials. These site managers report to regional managers and directors, who are responsible for oversight of the operations of all facilities within their region, including sales, marketing and contracting. The regional managers and directors, along with our directors of contracting, marketing, facilities, management/purchasing and human resources all report to our chief operating officers. These officers, our chief financial officer, our director of information services and our medical director report to our chief executive officer.

None of our employees is subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relationship with our employees is good.

Sales and Marketing

At December 31, 2016, our California sales and marketing team consisted of two directors of marketing and 48 customer service representatives, while our eastern marketing team consisted of two directors of marketing and 115 customer sales representatives. Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs.

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

Sports Marketing Program

RadNet Inc. has a sports marketing division. We provide diagnostic digital X-ray services for the Los Angeles Lakers, Clippers, Kings and Sparks at the Staples Center. X-ray is performed at the Coliseum for the University of Southern California and the Los Angeles Rams football teams. In exchange for these services, each team provides RadNet with season tickets, parking and advertising space in the program book. RadNet also provides radiology services at many of our imaging centers for the Los Angeles Angels, Anaheim Ducks, Oakland Athletics and Los Angeles Kiss Arena Football.

In December 2013 we entered into a three year sponsorship agreement with the Baltimore Ravens of the National Football League which permits us to state “Proud Imaging Provider of the Baltimore Ravens”. The sponsorship agreement has been extended through 2019.

Suppliers

Historically, we have acquired our diagnostic imaging equipment from large suppliers such as Carestream, GE Medical Systems, Inc., Hologic, Hitachi, Phillips, Siemens and others, and we purchase medical supplies from various national vendors. We believe that we have excellent working relationships with all of our major vendors. There are several comparable vendors for our supplies that would be available to us if one of our current vendors becomes unavailable.

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2016, capital lease obligations, excluding interest, totaled approximately $7.3 million through 2022, including current installments totaling approximately $4.5 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2016, approximately 20% of our revenue before provision for bad debt generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

Following the 2016 U.S. general election, one party currently holds majorities in both Houses of Congress and the executive branch, which presents the possibility for further healthcare reform legislation to be enacted into law, including changes to, or the repeal of, the PPACA. These potential changes could affect reimbursement, coverage, and utilization of diagnostic imaging services in ways that are currently unpredictable.

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

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 133 of our 138 California facilities. Professional medical services are provided at our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2024, with automatic renewals for 10-year periods, and our management agreements with other groups are also for multiple years, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

For the year ended December 31, 2016, we derived approximately 11.6% of our net service fee revenue before provision from bad debt from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act (H.R. 2), which provides for sweeping changes to how Medicare pays physicians, as well as averts the 21% reduction to Medicare payments under the Medicare Physician Fee Schedule that was scheduled to take effect on April 1, 2016. H.R. 2, among other things, repealed the Sustainable Growth Rate (“SGR”) formula. The SGR formula was enacted in 1997 and was linked to the growth in the U.S. gross domestic product, which led Congress to repeatedly intervene to mitigate the negative reimbursement impact associated with it. H.R. 2 provides that for services paid under the physician fee schedule and furnished during calendar years 2016 through 2019, Medicare’s payment rates will increase by 0.5% per year over calendar year 2015. Fees will remain at the 2019 level through 2025, but high performing providers participating in alternative payment models will have the opportunity for additional payments. Such payments will be based upon quality, resource use, clinical practice improvement activities and meaningful use of electronic health record technology. Given that the value-based payment mechanisms have yet to take effect, we cannot determine the impact of such payments models on our business at this time. However, in general, shifting to value-based care may decrease our revenue and require us to invest heavily in new IT infrastructure and analytic tools.

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

The market for diagnostic imaging services is highly competitive. We compete principally for patients on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our competitors include Alliance Healthcare Services, Inc., to the extent it sells diagnostic imaging services directly to outpatients and several smaller regional competitors. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices and compete with us. We are experiencing increased competition as a result of such activities, and if we are unable to successfully compete, our business and financial condition would be adversely affected.

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

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 9 acquisitions. These acquisitions have added 39 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

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

We had net income attributable to RadNet common stockholders of $7.2 million, $7.7 million, and $1.4 million for the years ended December 31, 2016, 2015, and 2014 respectively. As of December 31, 2016, our equity was $52.1 million. As a whole, results have shown improvement over the past three years. However, if we cannot continue to generate income in sufficient amounts, we will not be able to pay our obligations as they become due, which could adversely impact our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2016, our total indebtedness excluding discount on term loan debt was $655.5 million, $646.9 million of which constituted guaranty indebtedness. Our substantial indebtedness could also:

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

We have incurred significant indebtedness that accrues interest at variable rate borrowing and we may incur additional debt in the future. Increases in interest rates on our current outstanding debt or any other debt we may incur will reduce our operating cash flows and if we need to repay any of our variable rate borrowing during period of high interest rates, we could be required to forgo other opportunities in order to repay the debt which may not permit us to realize future earnings of those forgone opportunities. To mitigate this risk, we have entered into an interest rate cap contract on our term loan debt facilities. See note 10 in the notes to financial statements contained herein.

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

We may be impacted by eligibility changes to government and private insurance programs

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. Furthermore, changes to, or repeal of, the PPACA under the 115th Congress and new Administration may also affect reimbursement and coverage in ways that are currently unpredictable. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations. As of December 31, 2016, we have identified a material weakness in internal controls with respect to our processes surrounding the occurrence and measurement of revenue and valuation of accounts receivable. See Item 9 for further information.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2016, approximately 23% of our net service fee revenue before provision for bad debt came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. Credentialing of physicians is required by our payors prior to commencing payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

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

138 of our 305 facilities are located in California and one to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program. To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 138 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Several of our facilities are located in areas of Florida and the east coast that have suffered from hurricanes and other harsh weather, including winter snow storms that have in the past caused us to close our facilities. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2015 through December 31, 2016, the trading price of our common stock fluctuated from a high of $9.40 per share to a low of $4.66 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, and approximately 21,500 square feet is occupied under these leases, which expire (with options to extend) on June 30, 2017. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2023. In addition, we lease approximately 62,000 square feet of warehouse space under leases nationwide, which expire at various dates, including options, through August 2031. As of December 31, 2016, total square footage under lease, including medical office, administrative and storage locations was approximately 2.3 million square feet.

We operate 138 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 9 in Delaware, 3 in Florida, 59 in Maryland, 19 in New Jersey, 19 in the Rochester and Hudson Valley areas of New York, 53 in New York City as well as 5 in Rhode Island. We lease the premises at which these facilities are located. Our most common initial term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 25 years at the facilities we lease. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Rental increases can range from 1% to 7% on an annual basis, depending on the location and market conditions where we do business. We do not have options to purchase the facilities we rent.

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

	Low	High
Quarter Ended
December 31, 2016	$5.35	$7.98
September 30, 2016	5.28	7.42
June 30, 2016	4.66	5.55
March 31, 2016	4.73	6.33

December 31, 2015	$5.19	$7.50
September 30, 2015	5.25	7.85
June 30, 2015	6.18	9.30
March 31, 2015	7.15	9.40

The last low and high prices for our common stock on the NASDAQ Global Market for the period from January 1 to March 9, 2017 were $5.35 and $6.77, respectively.

Holders

As of March 9, 2017, the number of holders of record of our common stock was 835. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that the number of beneficial owners of our common stock is approximately 4,000.

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

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2017 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2011 to 2016 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2011 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	12/30/12	12/31/13	12/31/14	12/31/15	12/31/16
RadNet, Inc.	18.78	-33.99	411.38	-27.63	4.37
S&P 500 Index	16.00	32.39	13.69	1.38	11.96
S&P Health Care Sector	17.89	41.46	25.34	6.89	-2.69

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	12/31/11	12/30/12	12/31/13	12/31/14	12/31/15	12/31/16
RadNet, Inc.	100	118.78	78.40	400.94	290.14	302.82
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
S&P Health Care Sector	100	117.89	166.76	209.02	223.42	217.41

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data set forth below as of December 31, 2014, 2013 and 2012, are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Years Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands, except per share data)
Statement of Operations Data:

Net revenue	$884,535	$809,628	$717,569	$702,986	$647,153
Operating expenses:
Cost of operations, excluding depreciation and amortization	775,801	708,289	602,652	598,655	542,993
Depreciation and amortization	66,610	60,611	59,258	58,890	57,740
Loss on sale and disposal of equipment, net	767	866	1,113	1,032	456
Gain on sale of imaging center and de-consolidation of joint venture	–	(5,434)	–	(2,108)	(2,777)
Gain on return of common stock	(5,032)	–	–	–	–
Meaningful use incentive	(2,808)	(3,270)	(2,034)	–	–
Loss on extinguishment of debt	–	–	15,927	–	–
Net income attributable to RadNet common stockholders	7,230	7,709	1,376	2,120	59,834

Basic income per share attributable to RadNet common stockholders	0.16	0.18	0.03	0.05	1.58

Diluted income per share attributable to RadNet common stockholders	0.15	0.17	0.03	0.05	1.52

Balance Sheet Data:

Cash and cash equivalents	$20,638	$446	$307	$8,412	$362
Total assets	849,476	836,427	740,680	722,576	710,864
Total long-term liabilities	642,082	643,007	599,708	601,977	598,507
Total liabilities	797,423	799,966	732,982	720,366	717,548
Working capital	62,573	72,410	58,746	57,955	36,859
Equity (deficit)	52,053	36,461	7,698	2,210	(6,684)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2016, we operated directly or indirectly through joint ventures, 305 centers located in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. As of December 31, 2016, we had in operation 257 MRI systems, 157 CT systems, 47 PET or combination PET/CT systems, 48 nuclear medicine systems, 479 X-ray systems, 279 mammography systems, 551 ultrasound systems, and 104 fluoroscopy systems.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2016, 2015 and 2014, we performed 6,109,622, 5,638,979, and 4,828,488 diagnostic imaging procedures and generated net revenue of $884.5 million, $809.6 million, and $717.6 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2016, 2015 and 2014 is included in the consolidated financial statements and notes thereto in this annual report.

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. For the year ended December 31, 2016, we received net service fee revenue before provision for bad debt of approximately 70% of our payments from commercial insurance payors and from managed care capitated payors, 20% from Medicare, 3% from Medicaid, 4% from Workers Compensation programs and 3% from other sources. With the exception of Blue Cross/Blue Shield, which represents approximately 21% and government payors amounting to approximately 23% of revenues respectively, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2016.

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

During 2016 we focused on strengthening our positions in the key markets of California and New York through small scale acquisitions and consolidation of facilities. In addition, we formed two new joint ventures with major hospitals to leverage our proven ability to provide management, technical, and accounting services.

We finished the year with cash and cash equivalents of $20.6 million in cash and accounts receivable of $164.2 million. Through a refinance of first lien our term loan debt, we also received a new revolving credit facility, which increased our borrowing capacity from $101.25 to $117.5 million. At December 31, 2016 we had no aggregate balance on the revolving credit line and the total borrowing capacity is available.

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

Accounting Standards Codification (ASC) 810-10-15-14, Consolidation, stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all variable interest entities in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder that has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Facility Acquisitions and Assets Held for Sale

Facility acquisitions

In separate purchases occurring on July 1 and October 1 2016, we acquired for approximately $1.2 million the remaining non-controlling interest of 47.6% in the Park West joint venture, thus increasing our ownership percentage from 52.4% to 100%. The difference between the consideration paid and the carrying value of the non-controlling interest purchased was recorded as additional paid-in capital.

On March 1, 2016 we completed our acquisition of certain assets of Advanced Radiological Imaging – Astoria P.C. consisting of two multi-modality imaging centers located in Astoria, NY for cash consideration of $5.0 million. The facility provides MRI, PET/CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $3.6 million of fixed assets, $47,000 of prepaid assets, $100,000 covenant not to compete, and $1.3 million of goodwill were recorded.

On October 1, 2015 we completed our acquisition of certain assets of DIG consisting of seventeen multi-modality imaging centers located in the boroughs of Brooklyn and Queens, New York, for $62.9 million detailed as follows: cash consideration of $54.6 million ($49.6 million paid at execution, $5 million to be paid 18 months after acquisition or earlier if certain conditions are met), the assumption of $2.1 million in equipment debt, and issuance of 1.5 million RadNet common shares valued at $8.3 million on the acquisition date. The transaction also includes contingent consideration payable equal to five times the amount by which collections on the sellers’ historical revenue exceeds a defined threshold. During 2016, based on fair value determination of the assets and liabilities by a third party, we recorded certain measurement period adjustments associated with our acquisition. In the second quarter of 2016, these adjustments resulted in an increase to fixed assets acquired by $1.1 million and the recognition of a net unfavorable lease contract liability of $1.0 million. In the third quarter of 2016, we recorded a decrease to our intangible and fixed assets of approximately $121,000. Also, amounts previously owed to DIG of $5.0 million were reduced to $3.4 million on June 15, 2016 when we remitted a payment of $1.6 million to a payor on behalf of DIG.

Assets held for sale

On November 4, 2016, the Board of Directors resolved to sell the ownership interest in all five of its Rhode Island imaging centers operating under the name The Imaging Institute within the upcoming 12 months. The following table summarizes the major categories of assets classified as held for sale in the accompanying Consolidated Balance Sheets at December 31, 2016 (in thousands):

Property and equipment, net	$1,056
Other assets	21
Goodwill	1,126
Total assets held for sale	$2,203

As the sale of these assets does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, it is not classified as a discontinued operation.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue before provision for bad debts.

	Years Ended December 31,
	2016	2015	2014
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.4%	88.3%	89.7%
Provision for bad debts	-4.9%	-4.3%	-4.0%
Net service fee revenue	83.5%	84.0%	85.7%
Revenue under capitation arrangements	11.6%	11.7%	10.3%
Total net revenue	95.1%	95.7%	96.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	83.4%	83.8%	80.6%
Depreciation and amortization	7.2%	7.2%	7.9%
Loss on sale and disposal of equipment	0.1%	0.1%	0.1%
Severance costs	0.3%	0.1%	0.2%
Total operating expenses	91.0%	91.1%	88.8%

INCOME FROM OPERATIONS	4.1%	4.6%	7.2%

OTHER INCOME AND EXPENSES
Interest expense	4.6%	4.9%	5.7%
Meaningful use incentive	-0.3%	-0.4%	-0.3%
Equity in earnings of joint ventures	-1.1%	-1.1%	-0.9%
Gain on sale of imaging centers	0.0%	-0.6%	0.0%
Gain on return of common stock	-0.5%	0.0%	0.0%
Loss on early extinguishment of senior notes	0.0%	0.0%	2.1%
Other expenses	0.0%	0.0%	0.0%
Total other expenses	2.7%	2.8%	$6.6%

INCOME BEFORE INCOME TAXES	1.4%	1.8%	0.6%
Provision for income taxes	-0.5%	-0.7%	-0.3%
NET INCOME	0.9%	1.1%	0.3%
Net income attributable to noncontrolling interests	0.1%	0.1%	0.0%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	0.8%	1.0%	0.3%

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Service Fee Revenue, net of contractual allowances and discounts

Service fee revenue, net of contractual allowances and discounts for the year ended December 31, 2016 was $821.6 million compared to $746.8 million for the year ended December 31, 2015, an increase of $74.8 million, or 10.0%.

Service fee revenue, net of contractual allowances and discounts, for only those centers in operation throughout the full fiscal years of both 2016 and 2015, increased $17.6 million, or 2.6%. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2015. For the year ended December 31, 2016, service fee revenue, net of contractual allowances and discounts, from centers that were acquired subsequent to January 1, 2015 and excluded from the above comparison was $122.1 million. For the year ended December 31, 2015, net revenue from centers that were acquired subsequent to January 1, 2015 and excluded from the above comparison was $64.9 million.

Provision for bad debts

Provision for bad debts increased $9.4 million, or 26.0%, to $45.4 million, or 4.9% of net revenue, for the year ended December 31, 2016 compared to $36.0 million, or 4.3% of net revenue, for the year ended December 31, 2015. The 26% increase was related to service fee revenue growth from our 2015 acquisition activity combined with additional reserves based on management determination that collection efforts for certain accounts appear to have been exhausted. We review our provision by the application of judgment based on factors such as contractual reimbursement rates, payor mix, the age of receivables, historical cash collection experience and other relevant information.

Revenue under capitation arrangements

Revenue under capitation arrangements for the year ended December 31, 2016 was $108.3 million compared to $98.9 million for the year ended December 31, 2015, an increase of $9.4 million, or 9.5%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the full fiscal years of both 2016 and 2015, increased $1.7 million, or 1.7%. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2015. For the year ended December 31, 2016, revenue under capitation arrangements from centers that were acquired subsequent to January 1, 2015 and excluded from the above comparison was $9.0 million. For the year ended December 31, 2015, net revenue from centers that were acquired subsequent to January 1, 2015 and excluded from the above comparison was $1.3 million.

Operating expenses

Cost of operations for the year ended December 31, 2016 increased approximately $67.5 million, or 9.5%, from $708.3 million for the year ended December 31, 2015 to $775.8 million for the year ended December 31, 2016. The following table sets forth our operating expenses for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015

Salaries and professional reading fees, excluding stock-based compensation	$407,571	$376,407
Stock-based compensation	5,826	7,647
Building and equipment rental	74,214	71,666
Medical supplies	51,735	49,417
Other operating expenses *	236,455	203,152
Cost of operations	775,801	708,289

Depreciation and amortization	66,610	60,611
Loss on sale and disposal of equipment	767	866
Severance costs	2,877	745
Total operating expenses	$846,055	$770,511

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $31.2 million, or 8.3%, to $407.6 million for the year ended December 31, 2016, compared to $376.4 million for the year ended December 31, 2015.

Salaries and professional reading fees for only those centers in operation throughout the full fiscal years of both 2016 and 2015, increased $4.2 million, or 1.2%. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2015. For the year ended December 31, 2016, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2015 and excluded from the above comparison was $48.0 million. For the year ended December 31, 2015, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison was $21.0 million.

•	Stock-based compensation

Stock-based compensation decreased $1.8 million, or 23.8%, to $5.8 million for the year ended December 31, 2016 compared to $7.6 million for the year ended December 31, 2015. This decrease was driven by the lower fair value of stock based compensation awarded and vested in the year 2016 as compared to 2015.

•	Building and equipment rental

Building and equipment rental expenses increased $2.5 million, or 3.6%, to $74.2 million for the year ended December 31, 2016, compared to $71.7 million for the year ended December 31, 2015.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2016 and 2015, decreased $3.3 million, or 5.2%, mainly due to favorable lease negotiations at existing facilities. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2016. For the year ended December 31, 2016, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison, was $12.9 million. For the year ended December 31, 2015, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison, was $7.1 million.

•	Medical supplies

Medical supplies expense increased $2.3 million, or 4.7%, to $51.7 million for the year ended December 31, 2016, compared to $49.4 million for the year ended December 31, 2015.

Medical supplies expense, including only those centers which were in operation throughout the full fiscal years of both 2016 and 2015, decreased $2.2 million, or 4.6%. This 4.6% decrease is primarily due to renegotiation of our medical supplier contracts. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2016. For the year ended December 31, 2016, medical supplies expense from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison was $7.1 million. For the year ended December 31, 2015, medical supplies expense from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison was $2.6 million.

•	Other operating expenses

Other operating expenses increased $33.3 million, or 16.4%, to $236.5 million for the year ended December 31, 2016 compared to $203.2 million for the year ended December 31, 2015.

Other operating expenses, including only those centers which were in operation throughout the full fiscal years of both 2016 and 2015, increased $9.5 million or 5.1%. The 5.1% increase was primarily related to insurance, temporary labor and legal expenses. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2015. For the year ended December 31, 2016, other operating expenses from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison were $43.5 million. For the year ended December 31, 2015, other operating expenses from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison were $19.7 million.

•	Depreciation and amortization expense

Depreciation and amortization expense increased $6.0 million, or 9.9%, to $66.6 million for the year ended December 31, 2016 when compared $60.6 million for the year ended December 31, 2015.

Depreciation and amortization expense at those centers which were in operation throughout the full fiscal years of both 2016 and 2015, increased $793,000 or 1.4%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2015.  For the year ended December 31, 2016, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $10.0 million.  For the year ended December 31, 2015, depreciation and amortization from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison was $4.8 million.

•	Loss on sale and disposal of equipment

Loss on sale of equipment was $767,000 and $866,000 for the years ended December 31, 2016 and 2015, respectively, and primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

•	Severance costs

During the year ended December 31, 2016, we had severance costs of $2.9 million compared to $745,000 recorded during the year ended December 31, 2015. In the third quarter of 2016, we incurred severance expenses of $2.2 million specifically related to the integration of acquisitions in the state of New York.

Interest expense

Interest expense increased approximately $1.8 million, or 4.3%, to $43.5 million for the year ended December 31, 2016 compared to $41.7 million for the year ended December 31, 2015. Interest expense for the year ended December 31, 2016 included $4.3 million of amortization of deferred financing and discount on issuance of debt, as well as a write off of $709,000 of deferred financing costs in relation to the Restatement Amendment and $93,000 of other non cash interest. Interest expense for the year ended December 31, 2015 included $5.4 million of amortization of deferred financing costs and discount on issuance of debt as well as $61,000 in other non cash interest.

Excluding these adjustments to interest expense for each period, interest expense increased approximately $2.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to higher interest rates on our term loan debt stemming from the Restatement Amendment and First Lien Credit Agreement. See “Liquidity and Capital Resources” below for more details on our financing activity during 2016.

Meaningful use incentive

For the year ended December 31, 2016, we recognized other income from meaningful use incentive in the amount of $2.8 million. This amount was earned under a Medicare program to promote the use of electronic health record technology. See Note 2 to our consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures increased $840,000 or 9.4% to $9.8 million for the year ended December 31, 2016 compared to $8.9 million for the year ended December 31, 2015. The increase relates mainly to equity in earnings stemming from the September 30, 2015 sale of 10 wholly owned centers from our subsidiary New Jersey Imaging Partners to New Jersey Imaging Networks, a joint venture where we hold a 49% non-controlling interest. See Note 4 to our consolidated financial statements contained herein for more details.

Gain on Sale of Imaging Center

On September 30, 2015, we recognized a gain on the sale of 10 wholly owned imaging centers to the New Jersey Imaging Networks in the amount of $5.4 million. See Note 4 to our consolidated financial statements contained herein for more details.

Gain on return of common stock

We recorded a gain on return of common stock of $5.0 million. See Note 2 to our consolidated financial statements contained herein for more details.

Other expenses / income

For the year ended December 31, 2016 we recorded approximately $196,000 of other expenses. For the year ended December 31, 2014, we recorded $419,000 of other expenses mainly related to acquisition activity.

Provision for income tax expense

For the years ended December 31, 2016 and December 31, 2015, we recorded income tax expense of $4.4 million and $6.0 million, respectively.  See Note 11 to our consolidated financial statements contained herein for more details.

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

Gain on sale of imaging center

We recognized a gain on the sale of 10 wholly owned imaging centers to The New Jersey Imaging Network, L.L.C.in the amount of $5.4 million for the twelve months ended December 31, 2015. See Note 4 to consolidated financial statements contained herein for more details.

Other expenses / income

For the year ended December 31, 2015 we recorded approximately $419,000 of other expenses, mainly related to acquisition activity. For the year ended December 31, 2015, we recorded $3,000 of other expenses.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2016, 2015, and 2014, respectively (in thousands):

	Years Ended December 31,
	2016	2015	2014

Net income attributable to RadNet, Inc. common stockholders	$7,230	$7,709	$1,376
Plus provision for income taxes	4,432	6,007	1,967
Plus other expenses	196	419	3
Plus loss on early extinguishment of Senior Notes	–	–	15,927
Plus interest expense	43,455	41,684	42,727
Plus severance costs	2,877	745	1,241
Plus loss on sale and disposal of equipment	767	866	1,113
Plus acquisition related working capital adjustment	6,072	–	–
Plus legal settlements	–	1,425	401
Plus refinancing fees	606	–	–
Less gain on sale of imaging center	–	(5,434)	–
Less gain on return of common stock	(5,032)
Plus depreciation and amortization	66,610	60,611	59,258
Plus non-cash employee stock-based compensation	5,826	7,647	2,500
Adjusted EBITDA	$133,039	$121,679	$126,513

Liquidity and Capital Resources

We had net income attributable to RadNet, Inc.’s common stockholders of $7.2 million, $7.7 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We had cash and cash equivalents of $20.6 million and accounts receivable of $164.2 million at December 31, 2016, compared to cash of $446,000 and accounts receivable of $162.8 million at December 31, 2015. We had a working capital balance of $62.6 million and $72.4 million at December 31, 2016 and 2015, respectively. We also had total equity of $52.1 million and $36.5 million at December 31, 2015 and 2014, respectively.

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

Sources and Uses of Cash

Cash provided by operating activities was $91.6 million, $67.0 million, and $61.0 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash used in investing activities was $65.4 million, $96.8 million, and $53.6 million, for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, we purchased property and equipment for approximately $59.3 million, acquired the assets and businesses of additional imaging facilities for approximately $6.6 million (see Note 4 of the consolidated financial statements of this annual report), and contributed $1.4 million in equity to two of our non-consolidated joint ventures. Offsetting our cash used in investing activities was $994,000 in cash received from joint venture partners, $523,000 in proceeds from the sale of imaging equipment and $301,000 in outside sales of imaging software. See Note 4 to the consolidated financial statements of this annual report for more information on the sale to Baltimore County Radiology.

Cash used by financing activities was $5.9 million for the year ended December 31, 2016, compared to cash provided by financing activities of $29.9 million and cash used in financing activities of $15.4 million for the years ended December 31, 2015 and December 31, 2014, respectively. The cash used by financing for the year ended December 31, 2016 consisted of $476.5 million in new borrowings from the Restatement Amendment and First Lien Credit Agreement. See financing activity in 2016 below for a further description on this event. Payments on secured debt and revolver loans amounted to $469.1 million, which included a full payoff of our old First Lien balance in relation to the refinancing, a $12.0 million pay down on the Second Lien Credit and Guaranty Agreement, with contractual payments of equipment notes and capital leases totaled $11.9 million.

At December 31, 2016, we had $ 478.9 million aggregate principal amount of first lien term loans and $168.0 million aggregate principal amount of second lien term loan debt outstanding and no principal borrowed under the revolving credit facility. The revolving credit facility provides for a maximum borrowing limit of $117.5 million, subject to customary drawing conditions.

At December 31, 2016, our credit facilities were comprised of two tranches of term loans and a revolving credit facility. On July 1, 2016 (the “Restatement Effective Date”), we entered into Amendment No. 3 to Credit and Guaranty Agreement (the “Restatement Amendment”) pursuant to which we amended and restated our then existing first lien credit facilities on the terms set forth in the Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016 (as amended from time to time, the “First Lien Credit Agreement”). Pursuant to the First Lien Credit Agreement, we have issued $485 million of senior secured term loans (the “First Lien Term Loans”) and established a $117.5 million senior secured revolving credit facility (the “Revolving Credit Facility”). We have also entered into a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (as amended from time to time, the “Second Lien Credit Agreement”) pursuant to which we issued $180 million of secured term loans (the “Second Lien Term Loans”).

As of December 31, 2016, we were in compliance with all covenants under out credit facilities.

The following describes our 2016 financing activities:

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

Interest. The interest rates payable on the First Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The three month Adjusted Eurodollar Rate at December 31, 2016 was 1.0%.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The three month Adjusted Eurodollar Rate at December 31, 2016 was 1.0%. The rate paid on the Second Lien Term Loan at December 31, 2016 was 8%.

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

The following describes our financing activities on the retired Senior Notes:

Senior Notes:

On April 6, 2010, we issued and sold $200 million of 10 3/8% senior unsecured notes due 2018 at a price of 98.680% (the “Senior Notes”). All payments of the Senior Notes, including principal and interest, were guaranteed jointly and severally on a senior secured basis by RadNet, Inc., and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The Senior Notes were issued under an indenture dated April 6, 2010 (the “Indenture”), by and among Radnet Management, Inc., as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee. We paid interest on the senior notes on April 1 and October 1 of each year, commencing October 1, 2010, and they were scheduled to expire on April 1, 2018. On April 24, 2014, we completed the retirement of our $200 million in Senior Notes on April 24, 2014 and following such retirement the Company completed the satisfaction and discharge of the Indenture. As a result of the transaction, we recorded a loss on the early extinguishment of debt of $15.9 million.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Notes payable (1)	$61,022	$59,810	$58,407	$57,061	$213,301	$382,452	$832,053
Capital leases (2)	4,764	2,163	359	201	81	15	7,583
Operating leases (3)	66,705	57,422	48,887	39,117	30,061	57,340	299,532
Total	$132,491	$119,395	$107,653	$96,379	$243,443	$439,807	$1,139,168

(1)	Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2016.
(2)	Includes interest component of capital lease obligations.
(3)	Includes all operating leases through the end of their main lease term, excluding options on facility leases.

We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under this agreement, we are committed to minimum payments of approximately $26.0 million per year through 2017.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2016	2015	2014

Commercial insurance (1)	$539,793	$486,489	$437,525
Medicare	187,941	168,545	159,562
Medicaid	28,170	23,948	24,499
Workers' compensation/personal injury	36,548	32,728	30,543
Other (2)	29,135	35,046	18,007
Service fee revenue, net of contractual allowances and discounts	821,587	746,756	670,136
Provision for bad debts	(45,387)	(36,033)	(29,807)
Net service fee revenue	776,200	710,723	640,329
Revenue under capitation arrangements	108,335	98,905	77,240
Total net revenue	$884,535	$809,628	$717,569

(1) 21% of our net service fee revenue before provision for bad debt for the year ended December 31, 2016 and 20% for the years ended 2015 and 2014 were earned from a single payor.(2) Other consist of revenue from teleradiology services, consulting fees and software revenue.

Provision for Bad Debts

We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by the historical payment patterns of each type of payor, write-off trends, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2016 and 2015 was $20.7 million and $20.8 million, respectively.

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

Valuation of Goodwill and Indefinite Lived Intangible Assets

Goodwill at December 31, 2016 totaled $239.5 million. Indefinite lived intangible assets at December 31, 2016 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2016, noting no impairment, and have not identified any indicators of impairment through December 31, 2016.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. Generally accepted accounting principles (GAAP) requires that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2016.

Recent Accounting Standards

During 2016, we adopted six accounting updates for guidance on stock compensation, income taxes, business combinations, imputation of interest and consolidation. The descriptions and effects of the adoption of these updates are described fully in Note 3 to our consolidated financial statements contained herein. Stated below are accounting policies which are under evaluation for their affect on our statement of operations and cash flows.

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted. We are evaluating the effect of this guidance.

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. ASU 2017-01 is effective for annual periods beginning after December 31, 2017 including interim periods within those periods. We are evaluating the effect of this guidance.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. We are currently evaluating the impact this guidance will have on our consolidated financial statements, but expect this adoption will result in a significant increase in the assets and liabilities related to our leased properties and equipment.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will become effective for the Company on January 1, 2018. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures. We believe the most significant impact will be to the presentation of our statement of operations where the provision for bad debts will be recorded as a direct reduction to revenues and will not be presented as a separate line item. We expect to adopt the new standard using the full retrospective application.

Subsequent Events

On January 6, 2017, Image Medical Inc., a wholly owned subsidiary of RadNet, entered into a membership purchase agreement with ScriptSender, LLC, a partnership held by two individuals which provides secure data transmission services of medical information. Image Medical will contribute $3.0 million for a 49% equity interest in the partnership. In a separate management agreement, Image Medical Inc. will provide management and accounting services to the operation in return for a set fee. Image Medical Inc. will account for the investment under the equity method.

On January 13, 2017, we completed our acquisition of certain assets of Resolution Medical Imaging Corporation, consisting of two multi modality imaging center located in Santa Monica, CA for cash consideration of $2.1 million, the assumption of approximately $1.7 million in equipment debt, and payoff of a small business administration loan of $241,000. The facilities provide MRI, CT, Ultrasound, and X-Ray services.

On February 1, 2017, we completed our acquisition of certain assets of MRI Centers, Inc., consisting of one single-modality imaging center located in Torrance, CA for cash consideration of $718,000. The facility provides MRI and sports medicine services.

On February 2, 2017, we entered into a fourth amendment to our first lien credit agreement and senior secured revolving facility. Pursuant to the fourth amendment, the interest rate charged for the applicable margin on both facilities was reduced by 50 basis points, from 3.75% to 3.25%. The minimum LIBOR rate underlying the senior secured term loans remains at 1.0%. Except for such reduction in the interest rate on credit extensions, this amendment did not result in any other material modifications to the amended and restated credit agreement evidencing the first lien term loans and the senior secured revolving credit facility.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. A hypothetical 1% increase in the rate of exchange of foreign currencies against the dollar for 2016 would have resulted in an increase of approximately $31,000 in our operating expenses for the year.

Interest Rate Sensitivity We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. As described in the Liquidity and Capital Resources section above, we can elect Eurodollar or Base Rate interest rate options on the Restatement Amendment and the First Lien Credit Agreement and the Second Lien Credit Agreement.

At December 31, 2016, we had $478.9 million outstanding subject to an Adjusted Eurodollar election on all first lien term loans under the Credit Agreement and $168.0 million on the Second Lien Term Loans. With the Restatement Amendment and First Lien Credit Agreement, the Company has initially selected a 3 month LIBOR election. At December 31, 2016, the Adjusted Eurodollar Rate floor of 1% now equals the current spot rate of the 3 month Adjusted Eurodollar. Therefore, a hypothetical 1% increase in the borrowing rate would have resulted in an increase of $6.5 million of interest expense on an annual basis under our first and second lien term loans.  At December 31, 2016, an additional $6.1 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate for 2015-2016 would have resulted in an annual increase in interest expense of approximately $61,000.

To mitigate interest rate risk sensitivity, the Company entered into two forward interest rate cap agreements which are designated at inception as cash flow hedges of future cash interest payments associated with portions of the Company’s variable rate bank debt. Under these arrangements, the Company purchased a cap on 3 month LIBOR at 2.0%. See Note 10 to the consolidated financial statements contained herein.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 51.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2017, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 16, 2017

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,638	$446
Accounts receivable, net	164,210	162,843
Current portion of deferred tax assets	–	22,279
Due from affiliates	2,428	4,815
Prepaid expenses and other current assets	28,435	38,986
Assets held for sale	2,203	–
Total current assets	217,914	229,369
PROPERTY AND EQUIPMENT, NET	247,725	256,722
OTHER ASSETS
Goodwill	239,553	239,408
Other intangible assets	42,682	45,253
Deferred financing costs, net of current portion	2,004	2,841
Investment in joint ventures	43,509	33,584
Deferred tax assets, net of current portion	50,356	24,685
Deposits and other	5,733	4,565
Total assets	$849,476	$836,427
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$111,166	$113,813
Due to affiliates	13,141	6,564
Deferred revenue	1,516	1,598
Current portion of deferred rent	2,961	2,563
Current portion of notes payable	22,031	22,383
Current portion of obligations under capital leases	4,526	10,038
Total current liabilities	155,341	156,959
LONG-TERM LIABILITIES
Deferred rent, net of current portion	24,799	26,865
Notes payable, net of current portion	609,445	599,914
Obligations under capital lease, net of current portion	2,730	6,385
Other non-current liabilities	5,108	9,843
Total liabilities	797,423	799,966
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 46,574,904 and 46,281,189 shares issued and outstanding at December 31, 2016 and 2015, respectively	4	4
Additional paid-in-capital	198,387	197,297
Accumulated other comprehensive gain (loss)	306	(153)
Accumulated deficit	(150,211)	(164,571)
Total RadNet, Inc.'s stockholders' equity	48,486	32,577
Non-controlling interests	3,567	3,884
Total equity	52,053	36,461
Total liabilities and equity	$849,476	$836,427

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2016	2015	2014

NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$821,587	$746,756	$670,136
Provision for bad debts	(45,387)	(36,033)	(29,807)
Net service fee revenue	776,200	710,723	640,329
Revenue under capitation arrangements	108,335	98,905	77,240
Total net revenue	884,535	809,628	717,569
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	775,801	708,289	602,652
Depreciation and amortization	66,610	60,611	59,258
Loss on sale and disposal of equipment	767	866	1,113
Severance costs	2,877	745	1,241
Total operating expenses	846,055	770,511	664,264
INCOME FROM OPERATIONS	38,480	39,117	53,305

OTHER INCOME AND EXPENSES
Interest expense	43,455	41,684	42,727
Meaningful use incentive	(2,808)	(3,270)	(2,034)
Equity in earnings of joint ventures	(9,767)	(8,927)	(6,970)
Gain on sale of imaging centers	–	(5,434)	–
Gain on return of common stock	(5,032)	–	–
Loss on early extinguishment of senior notes	–	–	15,927
Other expenses	196	419	3
Total other expenses	26,044	24,472	49,653
INCOME BEFORE INCOME TAXES	12,436	14,645	3,652
Provision for income taxes	(4,432)	(6,007)	(1,967)
NET INCOME	8,004	8,638	1,685
Net income attributable to noncontrolling interests	774	929	309
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,230	$7,709	$1,376

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.16	$0.18	$0.03
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.15	$0.17	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	46,244,188	43,805,794	41,070,077
Diluted	46,655,032	45,171,372	43,149,196

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2016	2015	2014

NET INCOME	$8,004	$8,638	$1,685
Foreign currency translation adjustments	(49)	(41)	(62)
Change in fair value of cash flow hedge, net of taxes of $310	508	–	–
COMPREHENSIVE INCOME	8,463	8,597	1,623
Less comprehensive income attributable to non-controlling interests	774	929	309
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,689	$7,668	$1,314

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Radnet, Inc. Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2014	40,089,196	$4	$173,622	$(50)	$(173,656)	$(80)	$2,290	$2,210
Issuance of common stock upon exercise of options/warrants	1,579,695	–	1,546	–	–	1,546	–	1,546
Stock-based compensation	–	–	2,463	–	–	2,463	–	2,463
Issuance of restricted stock and other awards	1,156,785	–	–	–	–	–	–	–
Purchase of non-controlling interests	–	–	119	–	–	119	(315)	(196)
Sale of non-controlling interests	–	–	–	–	–	–	200	200
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(148)	(148)
Change in cumulative foreign currency translation adjustment	–	–	–	(62)	–	(62)	–	(62)
Net income	–	–	–	–	1,376	1,376	309	1,685
BALANCE - DECEMBER 31, 2014	42,825,676	$4	$177,750	$(112)	$(172,280)	$5,362	$2,336	$7,698
Issuance of common stock upon exercise of options/warrants	835,098	–	594	–	–	594	–	594
Stock-based compensation	–	–	7,635	–	–	7,635	–	7,635
Issuance of restricted stock and other awards	1,014,423	–	–	–	–	–	–	–
Forfeiture of restricted stock	(59,053)	–	–	–	–	–	–	–
Issuance of stock for acquisitions	1,665,045		9,241	–		9,241		9,241
Sale of non-controlling interests	–	–	2,077	–	–	2,077	1,348	3,425
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(729)	(729)
Change in cumulative foreign currency translation adjustment	–	–	–	(41)	–	(41)	–	(41)
Net income	–	–	–	–	7,709	7,709	929	8,638
BALANCE - DECEMBER 31, 2015	46,281,189	$4	$197,297	$(153)	$(164,571)	$32,577	$3,884	$36,461
Cumulative effect of accounting change due to adoption of ASU 2016-09	–	–	–	–	7,130	7,130	–	7,130
Issuance of common stock upon exercise of options/warrants	314,448	–	150	–	–	150	–	150
Stock-based compensation	–	–	5,767	–	–	5,767	–	5,767
Issuance of restricted stock and other awards	937,803	–	–	–	–	–	–	–
Return of common stock	(958,536)	–	(5,032)	–	–	(5,032)	–	(5,032)
Purchase of noncontrolling interests	–	–	(495)	–	–	(495)	(599)	(1,094)
Sale of non-controlling interest	–	–	700	–	–	700	–	700
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(492)	(492)
Change in cumulative foreign currency translation adjustment	–	–	–	(49)	–	(49)	–	(49)
Change in fair value cash flow hedge, net of taxes				508		508	–	508
Net income	–	–	–	–	7,230	7,230	774	8,004
BALANCE - DECEMBER 31, 2016	46,574,904	$4	$198,387	$306	$(150,211)	$48,486	$3,567	$52,053

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$8,004	$8,638	$1,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,610	60,611	59,258
Provision for bad debts	45,387	36,033	29,807
Gain on return of common stock	(5,032)	–	–
Equity in earnings of joint ventures	(9,767)	(8,927)	(6,970)
Distributions from joint ventures	2,926	7,731	7,358
Amortization and write off of deferred financing costs and loan discount	5,045	5,369	5,732
Loss on sale and disposal of equipment	767	866	1,113
Loss on early extinguishment of senior notes	–	–	15,927
Gain on sale of imaging centers	–	(5,434)	–
Stock-based compensation	5,826	7,647	2,500
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(47,055)	(34,514)	(43,973)
Other current assets	11,038	(14,198)	(5,514)
Other assets	1,267	(3,813)	(281)
Deferred taxes	3,446	4,036	655
Deferred rent	(1,668)	7,011	2,180
Deferred revenue	(82)	(366)	620
Accounts payable, accrued expenses and other	4,929	(3,653)	(9,093)
Net cash provided by operating activities	91,641	67,037	61,004
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(6,641)	(90,792)	(9,428)
Purchase of property and equipment	(59,251)	(42,964)	(41,740)
Proceeds from sale of equipment	481	1,282	1,088
Proceeds from sale of imaging facilities	–	35,500	–
Proceeds from sale of internal use software	301	443	–
Cash contribution from partner in JV formation	994	–	–
Equity contributions in existing and purchase of interest in joint ventures	(1,374)	(265)	(3,562)
Net cash used in investing activities	(65,490)	(96,796)	(53,642)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(11,880)	(9,773)	(23,913)
Proceeds from borrowings	476,504	73,869	210,000
Payments on senior notes	(469,086)	(23,727)	(211,344)
Deferred financing costs	(945)	–	(6,650)
Net (payments) proceeds on revolving credit facility	–	(15,300)	15,300
Dividends paid to noncontrolling interests	(492)	(729)	(148)
Proceeds from the sale of non-controlling interests	992	5,005	–
Purchase of non-controlling interests	(1,153)	–	(196)
Proceeds from issuance of common stock upon exercise of options/warrants	150	594	1,546
Net cash (used in) provided by financing activities	(5,910)	29,939	(15,405)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(49)	(41)	(62)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,192	139	(8,105)
CASH AND CASH EQUIVALENTS, beginning of period	446	307	8,412
CASH AND CASH EQUIVALENTS, end of period	$20,638	$446	$307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$37,487	$36,028	$41,584
Cash paid during the period for income taxes	$2,798	$1,781	$1,070

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $28.8 million, $32.4 million, and $19.4 million during the years ended December 31, 2016, 2015 and 2014, respectively, that we had not paid for as of December 31, 2016, 2015 and 2014, respectively. The offsetting amount due was recorded in our consolidated balance sheets under “accounts payable, accrued expenses and other.”

During the twelve months ended December 31, 2016, we added capital lease debt of approximately $1.3 million relating to radiology equipment.

We recognized a non-cash gain on return of common stock of $5.0 million in June 2016. See Note 2, Gain on Return of Common Stock.

We transferred $2.7 million in fixed assets in June 2016 to our new joint venture, Glendale Advanced Imaging LLC, see Note 2, Investment in Joint Ventures.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2016, we operated directly or indirectly through joint ventures with hospitals, 305 centers located in California, Delaware, Florida, Maryland, New Jersey, New York, and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We have determined that BRMG and the NY Groups are variable interest entities, that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $135.7 million, $113.1 million and $89.3 million of revenue, net of management services fees to RadNet, for the years ended December 31 2016, 2015, and 2014, respectively and $135.7 million, $113.1 million and $89.3 million of operating expenses for the years ended December 31 2016, 2015, and 2014, respectively. RadNet, Inc. recognized $430.4 million, $343.9 million and $287.4 million of total billed net service fee revenue for the years ended December 31, 2016, 2015 and 2014, respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2016 and December 31, 2015, we have included approximately $100.0 million and $89.8 million, respectively, of accounts receivable and approximately $9.0 million and $8.5 million of accounts payable and accrued liabilities related to BRMG and the NY Groups, respectively.

The creditors of BRMG and the NY Groups do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the NY Groups. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

At all of our centers we have entered into long-term contracts with radiology groups in the area to provide physician services at those facilities. These radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the value of the services we provide. Except in New York City, the fee is based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  In New York City we are paid a fixed fee set in advance for our services.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us and we have no financial controlling interest in the radiology practices. Because of the controlling relationship of Dr. Berger and Dr. Crues in the California and New York City practices as stated in detail above, we consolidate the revenue and expenses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The operating activities of subsidiaries are included in the accompanying consolidated financial statements from the date of acquisition. Investments in companies in which we have the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances, with our consolidated entities and the unsettled amount of intercompany transactions with our equity method investees, have been eliminated in consolidation. As stated in Note 1 above, the BRMG and NY Groups are variable interest entities and we consolidate the operating activities and balance sheets of each.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands) :

	Years Ended December 31,
	2016	2015	2014

Commercial insurance (1)	$539,793	$486,489	$437,525
Medicare	187,941	168,545	159,562
Medicaid	28,170	23,948	24,499
Workers' compensation/personal injury	36,548	32,728	30,543
Other (2)	29,135	35,046	18,007
Service fee revenue, net of contractual allowances and discounts	821,587	746,756	670,136
Provision for bad debts	(45,387)	(36,033)	(29,807)
Net service fee revenue	776,200	710,723	640,329
Revenue under capitation arrangements	108,335	98,905	77,240
Total net revenue	$884,535	$809,628	$717,569

_________________

(1) 21% of our net service fees revenue for the year ended December 31, 2016 and 20% for the years ended December 31, 2015 and 2014 were earned from a single payor.

(2) Other consists of revenue from teleradiology services, consulting fees and software revenue.

PROVISION FOR BAD DEBTS - We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by the historical payment patterns of each type of payor, write-off trends, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2016 and 2015 was $20.7 million and $20.8 million, respectively.

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

MEANINGFUL USE INCENTIVE - Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $2.8 million, $3.3 million and $2.0 million during the twelve months ended December 31, 2016, 2015 and 2014, respectively, relating to this incentive.

GAIN ON RETURN OF COMMON STOCK - In the second quarter of 2016, we determined that certain pre-acquisition financial information of Diagnostic Imaging Group (“DIG”) provided to us by the sellers contained errors. As a result of this, we negotiated and reached a settlement with the sellers of DIG in June 2016 for the return of 958,536 shares of common stock which had a fair value of $5.0 million on the date of return. Such return has been recognized as a gain on return of common stock in our statement of operations.

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

For the years ended December 31, 2016, 2015 and 2014, we recorded approximately $6.2 million, $6.1 million and $5.5 million, respectively, in revenue related to our eRAD business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2016 we had a deferred revenue liability of approximately $1.5 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

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

We have entered into multiple agreements to license our RIS system to outside customers. For the twelve months December 31, 2016 and December 31, 2015, we received approximately $301,000 and $443,000 with respect to this licensing agreement, respectively. In accordance with ASC 350-40, we recorded the receipt of these funds against the capitalized software costs explained above. We intend to record any future proceeds in the same manner until the carrying value of our capitalized software costs are brought to zero. As of December 31, 2016, the net carrying value of our capitalized software costs was approximately $3.1 million.

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

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $2.0 million and $4.9 million, as of December 31, 2016 and 2015, respectively. In conjunction with our Restatement Amendment, a net addition of approximately $237,000 was added to deferred financing costs, consisting of $946,000 new additional costs from the amendment and a write off of $709,000 due to a change in lender mix. See Note 8, Notes Payable, Line of Credit, and Capital Leases for more information.

INVENTORIES - Inventories, consisting mainly of medical supplies, are stated at the lower of cost or net realizable value with cost determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of lease term or their estimated useful lives, which range from 3 to 30 years. Maintenance and repairs are charged to expense as incurred.

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

GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at December 31, 2016 totaled $239.6 million. Indefinite lived intangible assets at December 31, 2016 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2016, noting no impairment, and have not identified any indicators of impairment through December 31, 2016.

LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. Generally accepted accounting principles (GAAP) requires that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2016.

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

On November 1, 2013 we entered into a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $2.9 million for the year ending December 31, 2016 and $2.2 million for the year ended December 31, 2015, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible for which is $10,000 per incidence at December 31, 2016 and was $24,000 per incidence at December 31, 2015.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2016, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2016 and 2015 of $2.4 million and $1.8 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS AND OTHER UNFAVORABLE CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs. If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue. As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements. As of December 31, 2016 and 2015, the remaining accrual balance is $5.6 million, and $5.7 million, respectively.

As part of our ongoing acquisition activities, we have certain operating lease commitments for facilities that are not in use. Accordingly, we have recorded a loss contract accrual related to the remaining payments under these lease commitments. As of December 31, 2015, the remaining loss contract accrual for these leases was $85,000 and was completely amortized during the 2016 fiscal year with no balance remaining as of December 31, 2016.

In addition and related to acquisition activity, we have certain operating lease commitments for facilities where the fair market rent differs from the lease contract rate. We have recorded an unfavorable contract liability representing the difference between the total value of the fair market rent and the contract rent over the current term of the lease applicable from the date of acquisition. As of December 31, 2016 and 2015, the unfavorable contract liability on these leases is $1.6 million and $581,000, respectively.

EQUITY BASED COMPENSATION – We have one long-term incentive plan which we refer to as the 2006 Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of December 31, 2016, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant.

The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.

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

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components. Our unrealized gains or losses on foreign currency translation adjustments are included in comprehensive income. For the year ended December 31, 2016, we entered into an interest rate cap agreement, as discussed in Note 10, Derivative Instruments. Assuming perfect effectiveness, any unrealized gains or losses related to the cap agreement that qualify for cash flow hedge accounting are classified as a component of income. Any ineffectiveness is recognized in earnings. The components of comprehensive income for the three years in the period ended December 31, 2016 are included in the consolidated statements of comprehensive income.

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

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$–	$818	$–	$818

The estimated fair value of these contracts, which are discussed in Note 10, was determined using Level 2 inputs. More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve. The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$483,129	$–	$483,129	$478,938
Second Lien Term Loans	$–	$167,580	$–	$167,580	$168,000

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$444,258	$–	$444,258	$451,023
Second Lien Term Loans	–	173,700	–	173,700	180,000

Our revolving credit facility had no aggregate principal amount outstanding as of December 31, 2016.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2016	2015	2014

Net income attributable to RadNet, Inc. common stockholders	$7,230	$7,709	$1,376

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,244,188	43,805,794	41,070,077
Basic net income per share attributable to RadNet, Inc. common stockholders	$0.16	$0.18	$0.03
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,244,188	43,805,794	41,070,077
Add nonvested restricted stock subject only to service vesting	220,416	865,326	994,610
Add additional shares issuable upon exercise of stock options and warrants	190,428	500,252	1,084,509
Weighted average number of common shares used in calculating diluted net income per share	46,655,032	45,171,372	43,149,196
Diluted net income per share attributable to RadNet, Inc. common stockholders	$0.15	$0.17	$0.03

For the years ended December 31, 2016, 2015 and 2014 we excluded 165,000, 265,000, and 245,000, respectively, outstanding options, in the calculation of diluted earnings per share because their effect would be antidilutive.

INVESTMENT IN JOINT VENTURES – We have twelve unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2016.

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

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2016 and December 31, 2015 (in thousands):

Balance as of December 31, 2014	$32,123
Equity contributions in existing joint ventures	265
Equity in earnings in these joint ventures	8,927
Distribution of earnings	(7,731)
Balance as of December 31, 2015	$33,584
Equity contributions in existing joint ventures	3,084
Equity in earnings in these joint ventures	9,767
Distribution of earnings	(2,926)
Balance as of December 31, 2016	$43,509

We received management service fees from the centers underlying these joint ventures of approximately $11.9 million for the year ended December 31, 2016 and $9.3 million per year for the years ended December 31, 2015 and 2014, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key financial data for these joint ventures as of December 31, 2016 and 2015, respectively, and for the years ended December 31, 2016, 2015 and 2014, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2016	2015
Current assets	$40,093	$28,186
Noncurrent assets	100,146	91,660
Current liabilities	(14,077)	(15,258)
Noncurrent liabilities	(44,405)	(44,059)
Total net assets	$81,757	$60,529

Book value of RadNet joint venture interests	$38,538	$28,397
Cost in excess of book value of acquired joint venture interests	4,970	4,970
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	–	217
Total value of Radnet joint venture interests	$43,509	$33,584

Total book value of other joint venture partner interests	$43,219	$32,132

	2016	2015	2014

Net revenue	$160,134	$125,544	$101,189
Net income	$21,933	$19,485	$14,854

NOTE 3 – RECENT ACCOUNTING STANDARDS

Accounting standards adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through the statement of operations when awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be classified separately as a financing activity apart from other tax cash flows. We elected to early adopt the new guidance for the year ended December 31, 2016. Upon adoption using the modified retrospective transition method, we recorded a cumulative effect adjustment to recognize previously unrecognized excess tax benefits which increased deferred tax assets and reduced accumulated deficit by $7.1 million. The current net tax benefit for 2016 resulting from adoption of the new guidance is approximately $400,000 and is reflected in our tax provision.

In November 2015, the FASB issued ASU No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 changes the classification of deferred taxes to be a noncurrent asset or liability regardless of the classification of the related asset or liability for financial reporting. The prospective adoption resulted in a reclassification of $22.3 million from current deferred tax assets to non-current deferred tax assets in our December 31, 2016 consolidated balance sheet, and had no impact on our consolidated statement of operations, comprehensive income, stockholders’ equity, and cash flows. Prior periods were not retrospectively adjusted.

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), Business Combinations, (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which we adopted prospectively in 2016. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. An entity will now recognize any adjustments in the reporting period in which the amounts are determined, calculated as if the accounting had been completed at the acquisition date. Disclosure is required for the portion of adjustments recorded in current-period earnings that would have been recorded in previous reporting periods had they been recognized as of the acquisition date. The update has had no material effect on our results of operations and cash flows.

In August 2015, the FASB issued ASU No. 2015-15 (“ASU 2015-15”), Interest – Imputation of Interest, (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to the presentation of debt issuance costs discussed originally in ASU No. 2015-03, which was issued in April 2015 and described below. ASU 2015-15 noted that ASU 2015-03 did not address the debt issue costs in regards to line-of-credit arrangements, which by their nature have fluctuating balances. ASU 2015-15 permits debt issuance costs specifically related to line-of-credit arrangements to be presented as an asset with subsequent amortization to interest expense ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The update has had no material effect on our results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03 (“ASU 2015-03”), Interest – Imputation of Interest, (Subtopic 835-30). ASU 2015-03 changes the accounting method for debt issuance costs from a deferred charge (i.e. an asset) to a contra liability in part because such costs provide no future economic benefit. Debt issue costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. As a result of adopting the update $2.0 million was reclassified to debt discount in the first quarter of 2016. The impact on our December 31, 2015 consolidated balance sheet was as follows:

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

In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), Consolidation – Amendments to the Consolidation Analysis, (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Adoption of this update in 2016 did not have a material effect on our results of operations and cash flows.

Accounting standards not yet adopted

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted. We are evaluating the effect of this guidance.

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. ASU 2017-01 is effective for annual periods beginning after December 31, 2017 including interim periods within those periods. We are evaluating the effect of this guidance.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. We are currently evaluating the impact this guidance will have on our consolidated financial statements, but expect this adoption will result in a significant increase in the assets and liabilities related to our leased properties and equipment.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will become effective for the Company on January 1, 2018. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures. We believe the most significant impact will be to the presentation of our statement of operations where the provision for bad debts will be recorded as a direct reduction to revenues and will not be presented as a separate line item. We expect to adopt the new standard using the full retrospective application.

NOTE 4 – FACILITY ACQUISITIONS, ASSETS HELD FOR SALE AND DISPOSITIONS

Acquisitions

In separate purchases occurring on July 1 and October 1 2016, we acquired for approximately $1.2 million the remaining non-controlling interest of 47.6% in the Park West joint venture, thus increasing our ownership percentage from 52.4% to 100%. The difference between the consideration paid and the carrying value of the non-controlling interest purchased was recorded as additional paid-in capital.

On March 1, 2016 we completed our acquisition of certain assets of Advanced Radiological Imaging – Astoria P.C. consisting of two multi-modality imaging centers located in Astoria, NY for cash consideration of $5.0 million. The facility provides MRI, PET/CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $3.6 million of fixed assets, $47,000 of prepaid assets, $100,000 covenant not to compete, and $1.3 million of goodwill were recorded.

On October 1, 2015 we completed our acquisition of certain assets of DIG consisting of seventeen multi-modality imaging centers located in the boroughs of Brooklyn and Queens, New York, for $62.9 million detailed as follows: cash consideration of $54.6 million ($49.6 million paid at execution, $5 million to be paid 18 months after acquisition or earlier if certain conditions are met), the assumption of $2.1 million in equipment debt, and issuance of 1.5 million RadNet common shares valued at $8.3 million on the acquisition date. The transaction also includes contingent consideration payable equal to five times the amount by which collections on the sellers’ historical revenue exceeds a defined threshold. During 2016, based on fair value determination of the assets and liabilities by a third party, we recorded certain measurement period adjustments associated with our acquisition. In the second quarter of 2016, these adjustments resulted in an increase to fixed assets acquired by $1.1 million and the recognition of a net unfavorable lease contract liability of $1.0 million. In the third quarter of 2016, we recorded a decrease to our intangible and fixed assets of approximately $121,000. Also, amounts previously owed to DIG of $5.0 million were reduced to $3.4 million on June 15, 2016 when we remitted a payment of $1.6 million to a payor on behalf of DIG.

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

On June 1, 2015 we completed our acquisition of certain assets of Healthcare Radiology and Diagnostic systems, PLLC, consisting of a single multi-modality imaging center located in the Bronx, NY area for cash consideration of $425,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a fair value determination of assets acquired and approximately $134,500 of fixed assets and $290,500 of leasehold improvements were recorded

On May 1, 2015 we completed our acquisition of certain assets of California Radiology consisting of six multi-modality imaging centers located in Los Angeles, California for cash consideration of $4.2 million. The facilities provide MRI, PET/CT, Ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $217,000 of equipment, $1.7 million of leasehold improvements, $34,000 in other assets, $100,000 of other intangible assets relating to a covenant not to compete contract and $2.1 million of goodwill were recorded with respect to this transaction.

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

Assets held for sale

On November 4, 2016, the Board of Directors resolved to sell the Company’s interest in five of its Rhode Island imaging centers operating under the name The Imaging Institute within the upcoming 12 months. The following table summarizes the major categories of assets classified as held for sale in the accompanying consolidated balance sheets at December 31, 2016 (in thousands):

Property and equipment, net	$1,056
Other assets	21
Goodwill	1,126
Total assets held for sale	$2,203

As the sale of these assets does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, it is not classified as a discontinued operation.

Dispositions

On September 30, 2015 we completed a sale of 10 wholly owned imaging centers to one of our non-consolidated joint ventures for which we hold a 49% non-controlling interest, The New Jersey Imaging Network, L.L.C., for approximately $35.5 million. We recorded a gain of $5.4 million with respect to this transaction.

On August 3, 2015 we sold a 25% non-controlling interest in one of our wholly owned entities, Baltimore County Radiology, LLC (“BCR”) to Lifebridge Health for $5.0 million. On the date of sale, the net book value of this 25% interest was $1.3 million. In accordance with ASC 810-10-45-23, the proceeds in excess of this net book value amounting to $3.7 million was recorded to equity. In addition to the proceeds initially received, the transaction included an earn out provision in which RadNet had the opportunity to receive approximately $1.2 million in additional proceeds if certain operating performance targets of BCR were achieved within the 12 months following the transaction. In the third quarter of 2016, we recorded an increase to additional paid-in capital as a result of $992,000 received as part of the earn out provision.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. Activity in goodwill for the years ended December 31, 2015 and 2016 is provided below (in thousands):

Balance as of December 31, 2014	$200,304
Adjustment to our allocation of goodwill for the acquisition of Liberty Pacific	200
Goodwill acquired through the acquisition of California Radiology	2,107
Goodwill acquired through the acquisition of New York Radiology Partners	9,897
Goodwill disposed through the sale of New Jersey Imaging Partners	(18,833)
Goodwill acquired through the acquisition of Hanford Imaging, LP	785
Goodwill acquired through the acquisition of Murry Hill Radiology and MRI	4,123
Goodwill acquired through the acquisition of Phillip L Chatam, M.D., Inc.	790
Goodwill acquired through the acquisition of Diagnostic Imaging Group, LLC	40,035
Balance as of December 31, 2015	239,408
Goodwill acquired through the acquisition of Advanced Radiological Imaging	1,280
Adjustments to our preliminary allocation of the purchase price of Diagnostic Imaging Group, LLC	(47)
Goodwill acquired through the acquisition of Landmark Imaging, LLC	38
Goodwill allocated to assets held for sale	(1,126)
Balance as of December 31, 2016	$239,553

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2016 is $99.1 million.

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at a cost of $57.5 million less accumulated amortization of $23.4 million at December 31, 2016. Also included in other intangible assets is the value of covenant not to compete contracts associated with our facility acquisitions totaling $5.9 million less accumulated amortization of $5.3 million, as well as the value of trade names associated with acquired imaging facilities totaling $10.2 million less accumulated amortization of $1.5 million and dispositions of $750,000. In connection with our purchase of eRAD is the $4.0 million value of eRAD’s developed technology and its customer relationships, which have been fully amortized as of December 31, 2016.

Total amortization expense for the years ended December 31, 2016, 2015 and 2014 was $2.6 million, $3.0 million, and $3.1 million, respectively. Intangible assets are amortized using the straight-line method. Management service agreements are amortized over 25 years using the straight line method. Developed technology and customer relationships are amortized over 5 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Weighted average amortization period remaining in years

Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$22,683	$34,118	14.9
Covenant not to compete contracts	251	208	122	42	4	–	627	2.8
Trade Names*	–	–	–	–	–	7,937	7,937	–
Total Annual Amortization	$2,538	$2,495	$2,409	$2,329	$2,291	$30,620	$42,682

* These trade name intangibles have an indefinite life

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2016	2015
Land	$250	$250
Medical equipment	393,001	352,005
Computer and office equipment, furniture and fixtures	99,434	107,014
Software development costs	6,391	6,391
Leasehold improvements	252,595	232,550
Equipment under capital lease	26,758	29,796
Total property and equipment cost	778,429	728,006
Accumulated depreciation and amortization	(529,648)	(471,284)
Total net property and equipment	248,781	256,722
Equipment held for sale	(1,056)	–
Total property and equipment	$247,725	$256,722

Depreciation and amortization expense of property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2016, 2015 and 2014 was $64.0 million, $57.6 million, and $56.2 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2016	2015

Accounts payable	$40,952	$52,296
Accrued expenses	42,883	32,950
Accrued payroll and vacation	19,119	17,692
Accrued professional fees	8,212	10,875
Total	$111,166	$113,813

NOTE 8 - NOTES PAYABLE, REVOLVING CREDIT FACILITY AND CAPITAL LEASES

Notes payable, revolving credit facility and capital lease obligations:

Our notes payable, line of credit and capital lease obligations consist of the following (in thousands):

	December 31,
	2016	2015
Revolving lines of credit	$–	$–

First Lien Term Loans	478,938	451,023

Second Lien Term Loans	168,000	180,000

Discounts on term loans	(16,783)	(9,542)

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	980	1,361

Promissory note payable to Healthcare Partners for imaging equipment acquired through acquisition at an interest rate of 5.25%	–	431

Equipment notes payable at interest rates ranging from 3.3% to 10.2%, due through 2020, collateralized by medical equipment	341	1,032

Obligations under capital leases at interest rates ranging from 2.5% to 10.8%, due through 2022, collateralized by medical and office equipment	7,256	16,423
Total debt obligations	638,732	640,728
Less: current portion	(26,557)	(33,114)
Long term portion debt obligations	$612,175	$607,614

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts, capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2017	$24,784
2018	24,751
2019	24,526
2020	24,261
2021	192,250
Thereafter	357,687
Total notes payable obligations	$648,259

We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2017	$4,764
2018	2,163
2019	359
2020	201
2021	81
Thereafter	15
Total minimum payments	7,583
Amount representing interest	(327)
Present value of net minimum lease payments	7,256
Less current portion	(4,526)
Long-term portion lease obligations	$2,730

Term Loans and Financing Activity Information:

Included in our consolidated balance sheet at December 31, 2016 are $630.2 million of senior secured term loan debt (net of unamortized discounts of $16.8 million), broken down by loan agreement as follows (in thousands):

	As of December 31, 2016
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$478,938	$(14,712)	$464,226
Second Lien Term Loans	$168,000	$(2,071)	$165,929
Total	$646,938	$(16,783)	$630,155

Our revolving credit facility had no aggregate principal amount outstanding as of December 31, 2016.

At December 31, 2016, our credit facilities were comprised of two tranches of term loans and a revolving credit facility. On July 1, 2016 (the “Restatement Effective Date”), we entered into Amendment No. 3 to Credit and Guaranty Agreement (the “Restatement Amendment”) pursuant to which we amended and restated our then existing first lien credit facilities on the terms set forth in the Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016 (as amended from time to time, the “First Lien Credit Agreement”). Pursuant to the First Lien Credit Agreement, we have issued $485 million of senior secured term loans (the “First Lien Term Loans”) and established a $117.5 million senior secured revolving credit facility (the “Revolving Credit Facility”). We have also entered into a Second Lien Credit and Guaranty Agreement dated March 25, 2014 (as amended from time to time, the “Second Lien Credit Agreement”) pursuant to which we issued $180 million of secured term loans (the “Second Lien Term Loans”).

As of December 31, 2016, we were in compliance with all covenants under out credit facilities.

The following describes our 2016 financing activities:

Restatement Amendment and the First Lien Credit Agreement

On July 1, 2016, we entered into the Restatement Amendment pursuant to which we amended and restated our then existing first lien credit facilities on the terms set forth in the First Lien Credit Agreement. As of the Restatement Effective Date, our first lien credit facilities consisted of a Credit and Guaranty Agreement that we entered into on October 10, 2012 (the “Original First Lien Credit Agreement”), as subsequently amended by a first amendment dated April 3, 2013 (the “2013 Amendment”), a second amendment dated March 25, 2014 (the “2014 Amendment”), and a joinder agreement dated April 30, 2015 (the “2015 Joinder” and collectively with the Original First Lien Credit Agreement, the 2013 Amendment and the 2014 Amendment, the “Prior First Lien Credit Agreement”). The First Lien Credit Agreement increased the aggregate principal amount of First Lien Term Loans to $485.0 million and increased the Revolving Credit Facility to $117.5 million. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the Prior First Lien Credit Agreement, make a $12.0 million principal payment of the Second Lien Term Loans, pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.

Interest. The interest rates payable on the First Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The three month Adjusted Eurodollar Rate at December 31, 2016 was 1.0%.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The three month Adjusted Eurodollar Rate at December 31, 2016 was 1.0%. The rate paid on the Second Lien Term Loan at December 31, 2016 was 8%.

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

The following describes our financing activities on the retired Senior Notes:

Senior Notes:

On April 6, 2010, we issued and sold $200 million of 10 3/8% senior unsecured notes due 2018 at a price of 98.680% (the “Senior Notes”). All payments of the Senior Notes, including principal and interest, were guaranteed jointly and severally on a senior secured basis by RadNet, Inc., and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The Senior Notes were issued under an indenture dated April 6, 2010 (the “Indenture”), by and among Radnet Management, Inc., as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee. We paid interest on the senior notes on April 1 and October 1 of each year, commencing October 1, 2010, and they were scheduled to expire on April 1, 2018. On April 24, 2014, we completed the retirement of our $200 million in Senior Notes on April 24, 2014 and following such retirement the Company completed the satisfaction and discharge of the Indenture. As a result of the transaction, we recorded a loss on the early extinguishment of debt of $15.9 million.

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

	Facilities	Equipment	Total
2017	$58,368	$8,337	$66,705
2018	49,638	7,784	57,422
2019	43,192	5,695	48,887
2020	35,276	3,841	39,117
2021	28,062	1,999	30,061
Thereafter	56,008	1,332	57,340
	$270,544	$28,988	$299,532

Total rent expense, including equipment rentals, for the years ended December 31, 2016, 2015 and 2014 was $74.2 million, $71.7 million and $64.5 million, respectively.

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

Our credit facilities are comprised of two tranches of term loans. On July 1, 2016, we issued $485 million of the First Lien Term Loans. We also previously entered into a Second Lien Credit Agreement pursuant to which we issued $180 million of Second Lien Term Loans. Proceeds from the First Lien Term Loans were used in part to make a $12 million principal payment of the Second Lien Term Loans to reduce the outstanding balance due to $168 million. Both tranches of term loans have a LIBOR floor of 1% which serves as an interest rate floor based on our three month LIBOR rate election. See Note 8, Notes Payable, Revolving Credit Facility and Capital Leases for more information.

In the fourth quarter of 2016, the Company entered into two forward interest rate cap agreements ("2016 Caps"). The 2016 Caps will mature in September and October 2020. The 2016 Caps had notional amounts of $150,000,000 and $350,000,000, respectively, which were designated at inception as cash flow hedges of future cash interest payments associated with portions of the Company’s variable rate bank debt. Under these arrangements, the Company purchased a cap on 3 month LIBOR at 2.0%. The Company is liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the agreements.

At inception, we designated our interest rate cap agreements as cash flow hedges of floating-rate borrowings.  In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive income in the consolidated statement of equity (deficit). The remaining gain or loss, if any, is recognized currently in earnings. As of December 31, 2016, the cash flow hedges were deemed to be effective. No amount is expected to be reclassified into earnings in the next twelve months.

Below represents as of December 31, 2016 the fair value of our interest rate caps and gain recognized:

The fair value of derivative instruments as of December 31, 2016 is as follows (amounts in thousands):

Derivatives	Balance Sheet Location	Fair Value – Asset Derivatives
Interest rate contracts	Current assets	$818

A tabular presentation of the effect of derivative instruments on our statement of comprehensive income is as follows (amounts in thousands):

Effective Interest Rate Cap	Amount of Gain Recognized on Derivative	Location of Gain Recognized in Income on Derivative
Interest rate contracts	$818	Other Comprehensive Income

NOTE 11 – INCOME TAXES

For the years ended December 31, 2016, 2015 and 2014, we recognized income tax expense comprised of the following (in thousands):

	2016	2015	2014

Federal current tax	$88	$237	$–
State current tax	914	1,705	1,283
Other current tax	28	28	29
Federal deferred tax	2,539	3,625	869
State deferred tax	863	412	(214)

Income tax expense	$4,432	$6,007	$1,967

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	2016	2015	2014

Federal tax	34.00%	34.00%	34.00%
State franchise tax, net of federal benefit	1.80%	8.50%	-3.64%
Other Non deductible expenses	-0.09%	-0.01%	0.00%
Meals and entertainment	2.10%	1.75%	4.85%
Noncontrolling Interest in Partnerships	-2.11%	-2.16%	-2.88%
Equity compensation	-4.05%	-1.74%	-8.72%
Changes in valuation allowance	4.70%	-17.32%	24.52%
Return-to-provision	0.22%	3.29%	-9.57%
Deferred true-ups and other	-25.25%	13.41%	16.34%
Uncertain tax positions	22.44%	0.01%	-3.67%
Expiring net operating losses	1.88%	1.28%	2.62%
Income tax expense	35.64%	41.01%	53.85%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	At December 31,
Deferred tax assets:	2016	2015
Net operating losses	$84,509	$78,912
Accrued expenses	4,400	4,125
Straight-Line Rent Adjustment	10,750	11,263
Unfavorable contract liability	2,114	2,142
Equity compensation	950	846
Allowance for doubtful accounts	6,033	4,341
Other	1,357	1,092
Valuation Allowance	(4,428)	(3,841)
Total Deferred Tax Assets	$105,685	$98,880

Deferred tax liabilities:
Property Plant & Equipment	(6,994)	(8,582)
Goodwill	(23,350)	(18,617)
Intangibles	(12,066)	(12,088)
Non accrual experience method reserve	(8,483)	(7,882)
Other	(4,436)	(4,747)
Total Deferred Tax Liabilities	$(55,329)	$(51,916)

Net Deferred Tax Asset	$50,356	$46,964

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $ 231.6 million, which expire at various intervals from the years 2017 to 2036. The Company also had state net operating loss carryforwards of approximately $ 160.5 million, which expire at various intervals from the years 2017 through 2036. As of December 31, 2016, $ 23.5 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2016, we have determined that deferred tax assets of $105.7 million are more likely-than-not to be realized. We have also determined that deferred tax liabilities of $ 23.4 million are required related to book basis in goodwill that has an indefinite life.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

Year Ended	Total Net Operating Loss Carryforwards	Amount Subject to 382 limitation
2017	1,501	1,501
2018	10,968	–
2019	7,178	–
2020	–	–
2021	24,257	–
Thereafter	187,725	40,632
	$231,629	$42,133

For the next five years, and thereafter, California net operating loss carryforwards expire as follows (in thousands):

Year Ended	Total Net Operating Loss Carryforwards
2017	4,520
2018	–
2019	–
2020	–
2021	–
Thereafter	17,773
$22,293

We file consolidated income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012. We do not anticipate the results of any open examinations would result in a material change to its financial position.

At December 31 2016, the Company has unrecognized tax benefits of $3.9 million of which $2.8 million will affect the effective tax rate if recognized.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$94	$3,761	$3,970
Increases (Decreases) related to prior year tax positions	3,861	(3,667)	(209)
Expiration of the statute of limitations for the assessment of taxes	(94)	–	–
Balance at end of year	$3,861	$94	$3,761

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2016 the Company accrued an insignificant amount of interest expense. As of December 31, 2016, accrued interest and penalties were insignificant.

NOTE 12 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of December 31, 2016, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over three to five years and expire five to ten years from the date of grant.

As of December 31, 2016, we had outstanding options to acquire 375,626 shares of our Common Stock, of which options to acquire 205,000 shares were exercisable. During the twelve months ended December 31, 2016, we granted options to acquire 170,626 shares under our Restated Plan.

The following summarizes all of our option transactions during the year ended December 31, 2016:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2015	931,667	$4.69
Granted	170,626	6.01
Exercised	(576,667)	2.96
Canceled, forfeited or expired	(150,000)	7.51
Balance, December 31, 2016	375,626	6.82	4.45	$252,238
Exercisable at December 31, 2016	205,000	7.51	0.92	176,400

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2016. Total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was approximately $1.7 million and $6.2 million, respectively. As of December 31, 2016, total unrecognized stock-based compensation expense related to non-vested employee awards was $438,998, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of December 31, 2016, we have issued a total of 4,264,011 RSA’s of which 573,145 were unvested at December 31, 2016.

The following summarizes all unvested RSA’s activities during the year ended December 31, 2016:

	RSA’s	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA’s unvested at December 31, 2015	771,342		$5.17
Changes during the period
Granted	802,803		$6.16
Vested	(1,000,999)		$5.13
Forfeited	–		$0.00
RSA’s unvested at December 31, 2016	573,145	0.57	$6.18

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the year ended December 31, 2016 we issued 35,000 shares relating to these awards

In sum, of the 12,000,000 shares of common stock reserved for issuance under the Restated Plan, at December 31, 2016, we had issued 12,168,387 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 2,975,009 and 59,053 shares, respectively, there remain 2,865,675 shares available under the Restated Plan for future issuance.

NOTE 13 – EMPLOYEE BENEFIT PLAN

We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by us through December 31, 2016.

NOTE 14 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2016 and 2015. This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except per share data).

	2016 Quarter Ended				2015 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31

Statement of Operations Data:
Net revenue	$216,388	$218,565	$224,643	$224,939	$181,267	$204,289	$208,366	$215,706

Total operating expenses	213,405	210,487	212,192	209,971	183,213	190,905	191,137	205,256

Total other expenses	7,875	5,717	11,578	10,641	6,723	10,836	5,731	10,109

Equity in earnings of joint ventures	(2,279)	(3,274)	(2,576)	(1,638)	(1,102)	(3,207)	(1,992)	(2,626)

Benefit from (provision for) income taxes	1,180	(2,253)	(1,458)	(1,901)	3,091	(2,192)	(5,199)	(1,707)

Net (loss) income	(1,433)	3,382	1,991	4,064	(4,476)	3,563	8,291	1,260

Net income (loss) attributable to noncontrolling interests	290	(243)	344	383	78	168	304	379

Net (loss) income attributable to Radnet, Inc. common stockholders	$(1,723)	$3,625	$1,647	$3,681	$(4,554)	$3,395	$7,987	$881

Basic net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.04)	$0.08	$0.04	$0.08	$(0.11)	$0.08	$0.18	$0.02

Diluted net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.04)	$0.08	$0.04	$0.08	$(0.11)	$0.08	$0.18	$0.02

Weighted average shares outstanding
Basic	46,581	46,559	45,869	45,967	42,747	43,370	43,637	45,454
Diluted	46,581	46,882	46,334	46,389	42,747	44,686	44,752	46,545

NOTE 15 – RELATED PARTY TRANSACTIONS

We use World Wide Express, a package delivery company owned by our western operations chief operating officer, to provide delivery services for us. For the years ended December 31, 2016, 2015 and 2014, we paid approximately $670,000, $693,000 and $833,000, respectively, to World Wide Express for those services. At December 31, 2016 and 2015, we had outstanding amounts due to World Wide Express of $273,000 and $161,000, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On January 6, 2017, Image Medical Inc., a wholly owned subsidiary of RadNet, entered into a membership purchase agreement with ScriptSender, LLC, a partnership held by two individuals which provides secure data transmission services of medical information. Image Medical will contribute $3.0 million for a 49% equity interest in the partnership. In a separate management agreement, Image Medical Inc. will provide management and accounting services to the operation in return for a set fee.

On January 13, 2017, we completed our acquisition of certain assets of Resolution Medical Imaging Corporation, consisting of two multi modality imaging center located in Santa Monica, CA for cash consideration of $2.1 million, the assumption of approximately $1.7 million in equipment debt, and payoff of a small business administration loan of $241,000. The facilities provide MRI, CT, Ultrasound, and X-Ray services.

On February 1, 2017, we completed our acquisition of certain assets of MRI Centers, Inc., consisting of one single-modality imaging center located in Torrance, CA for cash consideration of $718,000. The facility provides MRI and sports medicine services.

On February 2, 2017, we entered into a fourth amendment to our first lien credit agreement and senior secured revolving facility. Pursuant to the fourth amendment, the interest rate charged for the applicable margin on both facilities was reduced by 50 basis points, from 3.75% to 3.25%. The minimum LIBOR rate underlying the senior secured term loans remains at 1.0%. Except for such reduction in the interest rate on credit extensions, this amendment did not result in any other material modifications to the amended and restated credit agreement evidencing the first lien term loans and the senior secured revolving credit facility.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because deficiencies in the design and operating effectiveness of several information technology dependent manual controls and certain information technology general controls (“ITGC’s”) related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 because of the material weakness described below.

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

Based upon this assessment, management concluded that, as of December 31, 2016, the following control deficiencies related to the Company’s revenue and accounts receivable process aggregate to a material weakness in the Company’s internal control over financial reporting:

•	Certain information technology dependent manual controls which are (i) designed to ensure the completeness of revenue transaction processing, and (ii) designed to ensure a reasonable valuation of the Company’s accounts receivable balance were not performed timely, accurately or reviewed with sufficient precision

•	Certain user access, program change and operations control components of ITGCs pertaining to multiple systems which capture and bill revenue transactions were not operating effectively

The ineffective design and operation of these information technology dependent manual controls and ITGCs impacts a material portion of our revenue transactions.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report, which is included in this Annual Report on Form 10-K.

Remediation Plan for Material Weakness

Our management, with oversight of our Audit Committee, has been actively engaged in developing and executing a remediation plan to address the material weakness reported as of December 31, 2016. The remediation efforts which are ongoing include the following:

•	Ensure that all revenue-related IT dependent manual controls are performed on a timely basis with a sufficient level of precision.

•	Continue our plan to streamline the number of systems with enhanced quality and functionality utilized by the Company for the capture and billing of revenue transactions

•	Implement effective user access controls across all revenue related systems to ensure proper user access and timely removal of terminated users, and improve documentation surrounding program change and information technology operations controls.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of RadNet, Inc.

We have audited RadNet, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operating effectiveness of information technology general controls and certain information technology dependent manual controls related to the Company’s revenue and accounts receivables process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RadNet, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 16, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, RadNet, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California

March 16, 2017

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

(2) Financial Statement Schedules

The following financial statement schedules are filed herewith:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

RADNET, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Additional Charges Against Income	Deductions from Reserve	Balance at End of Year

Year Ended December 31, 2016 Accounts Receivable-Allowance for Bad Debts	$20,794	$45,387	$(45,507)	$20,674

Year Ended December 31, 2015 Accounts Receivable-Allowance for Bad Debts	$15,109	$36,033	$(30,348)	$20,794

Year Ended December 31, 2014 Accounts Receivable-Allowance for Bad Debts	$12,735	$29,807	$(27,433)	$15,109

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated October 1, 2015 by and among Mid Rockland Imaging Partners, Inc., a Delaware corporation and a subsidiary of the registrant, Diagnostic Imaging Group LLC, a Delaware limited liability company, Diagnostic Imaging Group Holdings, LLC,, a Delaware limited liability company, New Primecare LLC, a Delaware limited liability company, and Flushing Medical Arts Building, Inc. (incorporated by reference to exhibit filed with Form 8-K on October 20, 2015).

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2	Pledge and Security Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4	First Amendment Agreement dated April 3, 2013 to the Credit and Guaranty Agreement dated October 10, 2012, by and among RadNet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet Management, Inc., certain lenders identified therein and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on April 4, 2013).

10.5	Second Amendment Agreement dated March 25, 2014 to the Credit and Guaranty Agreement, dated as of October 10, 2012 (as amended, by the First Amendment Agreement, dated as of April 3, 2013), by and among RadNet, Inc., Radnet Management, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., certain lenders identified therein, and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on March 31, 2014).

10.6	Second Lien Credit and Guaranty Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.2 filed with Form 8-K on March 31, 2014).

10.7	Second Lien Pledge and Security Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., the Grantors identified therein, and Barclays Bank PLC, as collateral agent. (incorporated by reference to Exhibit 99.3 filed with Form 8-K on March 31, 2014).

10.8	Joinder Agreement, dated as of April 30, 2015, among Barclays Bank Plc, Radnet Management, Inc., a California corporation, Radnet Inc., a Delaware corporation, and certain affiliates and subsidiaries of Radnet Management Inc. (incorporated by reference to exhibit filed with Form 8-K on May 1, 2015).

10.9	Amendment No. 3 to Credit and Guaranty Agreement, dated as of July 1, 2016 by and among Radnet Management, Inc., Radnet, Inc. certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to filed with Form 8-K/A on December 2, 2016).

10.10	Amendment No. 4 to Credit and Guaranty Agreement, dated as of February 2, 2017 by and among Radnet Management, Inc., Radnet, Inc. certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to filed with Form 8-K on February 2, 2017).

10.11	RadNet, Inc. 2006 Equity Incentive Plan (Amended and Restated as of April 20, 2015) (incorporated by reference to exhibit filed with Proxy Statement on April 30, 2015).*

10.12	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 12, 2015).*

10.13	Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.14	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.15	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.18	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.19	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.20	Second Amendment to Employment Agreement dated November 16, 2015 with Jeffrey L. Linden. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.21	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.22	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.23	Second Amendment to Employment Agreement dated November 16, 2015 with Norman R. Hames. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.24	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.25	First Amendment to Employment Agreement dated November 16, 2015 with Mark Stolper. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.26	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.27	First Amendment to Retention Agreement dated November 16, 2015 with Stephen Forthuber. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.28	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

RADNET, INC.

Date: March 16, 2017	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 16, 2017

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 16, 2017

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 16, 2017

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 16, 2017

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director
Date: March 16, 2017

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 16, 2017

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 16, 2017

By	/s/ MARK D. STOLPER
Mark D. Stolper,Chief Financial Officer (Principal Accounting Officer)

Date: March 16, 2017

