Form 10-K/A
period 2016-12-31
RadNet, Inc.
filed 2017-03-31
CIK 790526

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

The number of shares of the registrant’s common stock outstanding on March 9, 2017, was 47,198,596.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein or in the Annual Report on Form 10-K filed on March 16, 2017, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the U.S. Securities and Exchange Commission on March 16, 2017 (the "Original Filing"), solely for the purpose of including the financial statements of certain unconsolidated joint ventures in accordance with Rule 3-09 of Regulation S-X.  Rule 3-09 requires that we file financial statements of unconsolidated joint ventures to the extent that the unconsolidated joint ventures are individually significant.  Such statements are required to be audited only for the years in which such unconsolidated joint ventures met applicable significance tests. Under Rule 3-09 of Regulation S-X, we are permitted to file the financial statements for these unconsolidated joint ventures within 90 days of the end of our fiscal year.

We determined that as of and for the year ended December 31, 2014, four of our unconsolidated joint venture interests, including Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), were significant unconsolidated joint ventures under Rule 3-09, and the accompanying financial statements for that period are audited. The Group did not meet the applicable significance test for the years ended December 31, 2016 or 2015; therefore, the Group’s accompanying financial statements are required to be included for those years, but are not required to be audited. We are permitted to file combined financial statements for individually significant joint ventures which are in the same line of business.

In our Original Filing, we inadvertently indicated by check mark that no disclosure is being made pursuant to Item 405 of Regulation S-K. We have determined that there was a delinquent filer, which we will disclose in the definitive proxy statement and therefore, we have not checked the box in this Form 10-K/A.

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

(a)(1) Financial Statements

The following financial statements of RadNet, Inc. and consolidated subsidiaries were filed with the Original Filing on March 16, 2017:

(a)(2) Financial Statements Schedules

Schedules – The following financial statement schedules of RadNet, Inc. and consolidated subsidiaries were filed with the Original Filing on March 16, 2017:

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

Franklin Imaging Joint Venture;

Carroll County Radiology, LLC;

MRI at St. Joseph Medical Center, LLC; and

Greater Baltimore Diagnostic Imaging Partnership

We have audited the accompanying combined statements of income, partners’ capital, and cash flows of certain RadNet, Inc. affiliates including Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), for the year ended December 31, 2014. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of the Group’s operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 31, 2015

Los Angeles, California

CERTAIN RADNET, INC. AFFILIATES

COMBINED BALANCE SHEETS

(IN THOUSANDS)

	December 31,	December 31,
	2016	2015
	(unaudited)	(unaudited)

ASSETS

CURRENT ASSETS
Accounts receivable, net	$10,484	$5,671
Due from affiliates	10,022	5,260
Prepaid expenses and other current assets	435	538
Total current assets	20,941	11,469
PROPERTY AND EQUIPMENT, NET	13,017	13,752
OTHER ASSETS
Goodwill	10,572	9,923
Other intangible assets	229	350
Other assets	4	–
Total assets	$44,763	$35,494

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,246	$837
Current portion of deferred rent	282	274
Current portion of equipment notes payable	201	208
Current portion of obligations under capital leases	64	–
Total current liabilities	1,793	1,319

LONG-TERM LIABILITIES
Deferred rent, net of current portion	752	1,028
Equipment notes payable, net of current portion	156	357
Obligations under capital leases, net of current portion	157	–
Total liabilities	2,858	2,704

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
RadNet, Inc.	19,284	15,123
Other partners	22,621	17,667
Total partners' capital	41,905	32,790
Total liabilities and partners' capital	$44,763	$35,494

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2016	2015	2014
	(unaudited)	(unaudited)
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$58,295	$55,008	$55,058
Provision for bad debts	(2,796)	(2,824)	(2,832)
Net service fee revenue	55,499	52,184	52,226

OPERATING EXPENSES
Cost of operations	37,620	34,802	36,767
Depreciation and amortization	4,285	4,139	4,718
Loss on sale and disposal of equipment	55	31	19
Severence	2	–	–

Total operating expenses	41,962	38,972	41,504

INCOME FROM OPERATIONS	13,537	13,212	10,722

Net interest expense	21	34	60

NET INCOME	$13,516	$13,178	$10,662

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF PARTNERS' CAPITAL

(IN THOUSANDS)

	RadNet, Inc.	Other Partners	Total

BALANCE - January 1, 2014	$16,833	$18,179	$35,012
Net Income	4,949	5,713	10,662
Distributions	(6,443)	(6,055)	(12,498)
BALANCE - December 31, 2014	15,339	17,837	33,176
Net Income (unaudited)	6,133	7,045	13,178
Distributions (unaudited)	(6,349)	(7,215)	(13,564)
BALANCE - December 31, 2015 (unaudited)	15,123	17,667	32,790
Net Income (unaudited)	6,261	7,255	13,516
Distributions (unaudited)	(2,100)	(2,301)	(4,401)
BALANCE - December 31, 2016 (unaudited)	$19,284	$22,621	$41,905

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2016	2015	2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$13,516	$13,178	$10,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,285	4,139	4,718
Provision for bad debts	2,796	2,824	2,832
Deferred rent amortization	(268)	(98)	(206)
Loss on sale and disposal of equipment	55	31	19
Changes in operating assets and liabilities
Accounts receivable	(7,609)	(1,056)	(1,669)
Prepaid expenses and other current assets	111	(409)	537
Due from affiliates	(4,766)	247	(2,718)
Accounts payable and accrued expenses	409	(646)	(459)
Net cash provided by operating activities	8,529	18,210	13,716

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,435)	(3,958)	(669)
Purchase of imaging facilities	(1,010)	–	–
Proceeds from sale of equipment	545	1	1
Net cash used in investing activities	(3,900)	(3,957)	(668)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(228)	(692)	(835)
Distributions to partners	(4,401)	(13,564)	(12,498)
Net cash used in financing activities	(4,629)	(14,256)	(13,333)

NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(3)	(285)
CASH AND CASH EQUIVALENTS, beginning of period	–	3	288
CASH AND CASH EQUIVALENTS, end of period	$–	$–	$3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$21	$34	$60

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited as of and for the years ended December 31, 2016 and 2015)

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

The Group’s service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2016	2015	2014
	(unaduited)	(unaduited)

Commercial Insurance	$39,291	$36,911	$37,384
Medicare	13,233	12,322	12,003
Medicaid	1,807	1,980	1,872
Workers' Compensation/Personal Injury	2,390	2,805	2,643
Other	1,574	990	1,156
Service fee revenue, net of contractual allowances and discounts	58,295	55,008	55,058

Provision for bad debts	(2,796)	(2,824)	(2,832)
Net service fee revenue	$55,499	$52,184	$52,226

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

PROVISION FOR BAD DEBTS - Although outcomes vary, the Group’s policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service. The Group provides for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Group estimates this allowance based on the aging of accounts receivable by each type of payor over a minimum 18-month look-back period, and other relevant factors. A significant portion of the provision for bad debt relates to co-payments and deductibles owed to the Group by patients with insurance. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and the Group’s estimation process. The combined allowance for bad debts at December 31, 2016 and 2015 was $548,000 (unaudited) and $365,000 (unaudited), respectively.

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

GOODWILL – Combined goodwill of the Group at December 31, 2016 totaled $10.6 million (unaudited). Goodwill is recorded by each member of the Group as a result of business combinations. Management of each member of the Group evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.   Each member of the Group evaluated its respective share of the combined goodwill at October 1, 2016 for signs of impairment under the provisions of ASU 2011-08. By utilizing certain qualitative measures outlined in the guidance, each member determined that its respective share of the combined goodwill was not impaired.

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

Open tax years are those that are open for examination by taxing authorities, and include all returns for tax years ending on or after December 31, 2013, for federal returns and December 31, 2013, for Maryland returns. The Group has no examinations in process and has not been notified of any future examinations at this time. Management of each member of the Group has reviewed all open tax years and major jurisdictions, and has not recorded an unrecognized tax benefit relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Group has recognized no interest or penalties related to uncertain tax positions taken or expected to be taken.

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

NOTE 3 – ACQUISITIONS

Franklin Imaging, LLC, acquired a single multi-modality imaging center located in Rosedale, Maryland for cash consideration of $1.0 million and the assumption of capital lease debt of $241,000. The acquisition closed on August 15, 2016. Franklin Imaging, LLC made a fair value determination of the acquired assets and approximately $600,000 of fixed assets, $30,000 of other assets and goodwill of $649,000 was recorded in respect to the transaction.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Combined goodwill of the Group at December 31, 2016 totaled $10.6 million (unaudited). Goodwill is recorded as a result of business combinations.

Other intangible assets are related to the value of management service contracts on the books of MRI at St. Joseph Medical Center, LLC of $385,400 and a covenant not to compete contract acquired through a GBDIP acquisition that totaled $608,138 on the day the transaction closed. Accumulated amortization of the management service and covenant not to compete contracts through December 31, 2016 was $156,100 (unaudited) and $608,138 (unaudited), respectively. Total amortization expense for the year ended December 31, 2016 was $121,000 (unaudited). Management service contracts are amortized over 25 years. The value of the covenant not to compete contract was expensed using the straight-line method over five years and is now fully amortized as of December 31, 2016.

The following table (unaudited) shows annual amortization expense, by asset class that will be recorded over the next five years (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Weighted average amortization period remaining in years

Management service contracts	$16	$16	$16	$16	$16	$149	$229	16.0

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2016	2015
	(unaudited)	(unaudited)

Medical equipment	$40,306	$39,841
Office equipment, furniture and fixtures	3,241	3,280
Leasehold improvements	16,257	14,440
Equipment under capital leases	221	–
	60,025	57,561
Accumulated depreciation and amortization	(47,008)	(43,809)
	$13,017	$13,752

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2016, 2015 and 2014 totaled $4.2 million (unaudited), $4.0 million (unaudited) and $4.7 million, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows (in thousands):

	December 31,
	2016	2015
	(unaudited)	(unaudited)

Accounts payable	$1	$1
Accrued expenses	484	628
Accrued payroll and vacation	761	208
Total	$1,246	$837

NOTE 7 – EQUIPMENT NOTES PAYABLE AND CAPITAL LEASES

One member of the Group, Greater Baltimore Diagnostic Imaging Partnership is the maker of a promissory note for the purpose of acquiring imaging equipment. The note has an interest rate of 3.5% matures on October 1, 2018 and is collateralized by the acquired equipment. At December 31, 2016, there remains a balance of $357,000 (unaudited), payable as follows: $201,000 (unaudited) in 2017 and $156,000 (unaudited) in 2018.

As stated in Note 3 above, on August 8, Franklin Imaging LLC assumed capital lease debt as part of its acquisition of a facility in Rosedale, MD. Future minimum lease payments under the capital lease for years ending December 31 (in thousands) are as follows:

(unaudited)
2017	$74
2018	74
2019	74
2020	20
2021	–
Thereafter	–
Total minimum payments	242
Amount representing interest	(21)
Present value of net minimum lease payments	221
Less current portion	(64)
Long-term portion lease obligations	$157

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases – The Group leases various imaging facilities with renewal options expiring through 2029. Certain leases contain renewal options from two to ten years and escalation clauses based either on the consumer price index or fixed rent escalators. Leases with fixed rent escalators are recorded on a straight-line basis. The Group records deferred rent for tenant leasehold improvement allowances received from a lessor and amortizes the deferred rent expense over the term of the lease agreement. In addition to facility leases, the Group has entered into operating leases for radiology and office equipment. Minimum annual payments under operating leases for future years ending December 31 (in thousands) are as follows:

	Facilities	Equipment	Total
	(unaudited)	(unaudited)	(unaudited)

2017	$1,917	$404	$2,321
2018	1,475	400	1,875
2019	1,081	385	1,465
2020	593	367	960
2021	248	90	339
Thereafter	351	–	351
	$5,665	$1,646	$7,311

Total rent expense, including equipment rentals, for the years ended December 31, 2016, 2015 and 2014 was $3.1 million (unaudited), $2.7 million (unaudited) and $3.5 million, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Amounts receivable from and payable to RadNet Inc. for the activities listed above are summarized in due from affiliates on the Group’s combined balance sheets and were $10.0 million (unaudited) and $5.3 million (unaudited) at December 31, 2016 and 2015, respectively.

NOTE 10 – SUBSEQUENT EVENTS

The members of the Group evaluated subsequent events through March 31, 2017 and concluded that no additional disclosures were required.

Exhibit Index

The following exhibits are filed, or incorporated by reference into this Annual Report on Form 10-K/A (Amendment No. 1):

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated October 1, 2015 by and among Mid Rockland Imaging Partners, Inc., a Delaware corporation and a subsidiary of the registrant, Diagnostic Imaging Group LLC, a Delaware limited liability company, Diagnostic Imaging Group Holdings, LLC,, a Delaware limited liability company, New Primecare LLC, a Delaware limited liability company, and Flushing Medical Arts Building, Inc. (incorporated by reference to exhibit filed with Form 8-K on October 20, 2015).

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2	Pledge and Security Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4	First Amendment Agreement dated April 3, 2013 to the Credit and Guaranty Agreement dated October 10, 2012, by and among RadNet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet Management, Inc., certain lenders identified therein and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on April 4, 2013).

10.5	Second Amendment Agreement dated March 25, 2014 to the Credit and Guaranty Agreement, dated as of October 10, 2012 (as amended, by the First Amendment Agreement, dated as of April 3, 2013), by and among RadNet, Inc., Radnet Management, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., certain lenders identified therein, and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on March 31, 2014).

10.6	Second Lien Credit and Guaranty Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.2 filed with Form 8-K on March 31, 2014).

10.7	Second Lien Pledge and Security Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., the Grantors identified therein, and Barclays Bank PLC, as collateral agent. (incorporated by reference to Exhibit 99.3 filed with Form 8-K on March 31, 2014).

10.8	Joinder Agreement, dated as of April 30, 2015, among Barclays Bank Plc, Radnet Management, Inc., a California corporation, Radnet Inc., a Delaware corporation, and certain affiliates and subsidiaries of Radnet Management Inc. (incorporated by reference to exhibit filed with Form 8-K on May 1, 2015).

10.9	Amendment No. 3 to Credit and Guaranty Agreement, dated as of July 1, 2016 by and among Radnet Management, Inc., Radnet, Inc. certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to filed with Form 8-K/A on December 2, 2016).

10.10	Amendment No. 4 to Credit and Guaranty Agreement, dated as of February 2, 2017 by and among Radnet Management, Inc., Radnet, Inc. certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to filed with Form 8-K on February 2, 2017).

10.11	RadNet, Inc. 2006 Equity Incentive Plan (Amended and Restated as of April 20, 2015) (incorporated by reference to exhibit filed with Proxy Statement on April 30, 2015).*

10.12	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 12, 2015).*

10.13	Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.14	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.15	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.18	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.19	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.20	Second Amendment to Employment Agreement dated November 16, 2015 with Jeffrey L. Linden. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.21	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.22	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.23	Second Amendment to Employment Agreement dated November 16, 2015 with Norman R. Hames. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.24	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.25	First Amendment to Employment Agreement dated November 16, 2015 with Mark Stolper. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.26	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.27	First Amendment to Retention Agreement dated November 16, 2015 with Stephen Forthuber. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.28	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

12.1	Computation of Ratios of Earnings to Fixed Charges (incorporated by reference to exhibit filed with the Original Filing).

21.1	List of Subsidiaries (incorporated by reference to exhibit filed with the Original Filing).

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to the Original Filing).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: March 31, 2017	/ s/ HOWARD G . BERGER, M.D.
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/ s/ HOWARD G . BERGER, M.D.	Date: March 31, 2017
Howard G. Berger, M.D., Director, Chief Executive Officer and President

By	/s/ MARVIN S. CADWELL *	Date: March 31, 2017
Marvin S. Cadwell, Director

By	/s/ JOHN V. CRUES, III, M.D. *	Date: March 31, 2017
John V. Crues, III, M.D., Director

By	/s/ NORMAN R. HAMES *	Date: March 31, 2017
Norman R. Hames, Director

By	/s/ DAVID L. SWARTZ *	Date: March 31, 2017
David L. Swartz, Director

By	/s/ LAWRENCE L. LEVITT *	Date: March 31, 2017
Lawrence L. Levitt, Director

By	/s/ MICHAEL L. SHERMAN, M.D. *	Date: March 31, 2017
Michael L. Sherman, M.D., Director

By	/s/ MARK D. STOLPER	Date: March 31, 2017
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

* By Mark D. Stolper, as attorney- in-fact

