Form 10-Q
period 2017-03-31
RadNet, Inc.
filed 2017-05-10
CIK 790526

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding on May 4, 2017 was 47,216,929 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,294	$20,638
Accounts receivable, net	169,538	164,210
Due from affiliates	2,122	2,428
Prepaid expenses and other current assets	23,635	28,435
Assets held for sale	4,851	2,203
Total current assets	208,440	217,914
PROPERTY AND EQUIPMENT, NET	257,458	247,725
OTHER ASSETS
Goodwill	239,954	239,553
Other intangible assets	42,132	42,682
Deferred financing costs	1,919	2,004
Investment in joint ventures	46,114	43,509
Deferred tax assets, net of current portion	51,446	50,356
Deposits and other	6,519	5,733
Total assets	$853,982	$849,476
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$113,729	$111,166
Due to affiliates	12,786	13,141
Deferred revenue	1,574	1,516
Current portion of deferred rent	2,997	2,961
Current portion of notes payable	22,016	22,031
Current portion of obligations under capital leases	5,826	4,526
Total current liabilities	158,928	155,341
LONG-TERM LIABILITIES
Deferred rent, net of current portion	26,739	24,799
Notes payable, net of current portion	603,404	609,445
Obligations under capital lease, net of current portion	4,606	2,730
Other non-current liabilities	7,197	5,108
Total liabilities	800,874	797,423
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 47,216,929, and 46,574,904 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in-capital	201,563	198,387
Accumulated other comprehensive (loss) gain	(470)	306
Accumulated deficit	(151,421)	(150,211)
Total RadNet, Inc.'s stockholders' equity	49,676	48,486
Noncontrolling interests	3,432	3,567
Total equity	53,108	52,053
Total liabilities and equity	$853,982	$849,476

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2017	2016
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$212,750	$200,842
Provision for bad debts	(11,646)	(10,304)
Net service fee revenue	201,104	190,538
Revenue under capitation arrangements	27,909	25,850
Total net revenue	229,013	216,388
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	205,454	196,826
Depreciation and amortization	16,654	16,412
Gain on sale and disposal of equipment	(45)	–
Severance costs	203	167
Total operating expenses	222,266	213,405
INCOME FROM OPERATIONS	6,747	2,983
OTHER INCOME AND EXPENSES
Interest expense	10,240	10,681
Meaningful use incentive	(250)	(2,808)
Equity in earnings of joint ventures	(1,928)	(2,279)
Other expenses	3	2
Total other expenses	8,065	5,596
LOSS BEFORE INCOME TAXES	(1,318)	(2,613)
Benefit from income taxes	458	1,506
NET LOSS	(860)	(1,107)
Net income attributable to noncontrolling interests	350	290

NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(1,210)	$(1,397)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	46,560,017	46,581,491

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2017	2016
NET LOSS	$(860)	$(1,107)
Foreign currency translation adjustments	2	4
Change in fair value of cash flow hedge, net of taxes	(778)	–
COMPREHENSIVE LOSS	(1,636)	(1,103)
Less comprehensive income attributable to non-controlling interests	350	290

COMPREHENSIVE LOSS ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$(1,986)	$(1,393)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2017	46,574,904	$4	$198,387	$306	$(150,211)	$48,486	$3,567	$52,053
Stock-based compensation	–	–	3,176	–	–	3,176	–	3,176
Issuance of restricted stock and other awards	642,025	–	–	–	–	–	–	–
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(485)	(485)
Change in cumulative foreign currency translation adjustment	–	–	–	2	–	2	–	2
Change in fair value cash flow hedge, net of taxes	–	–	–	(778)	–	(778)	–	(778)
Net loss	–	–	–	–	(1,210)	(1,210)	350	(860)
BALANCE - MARCH 31, 2017	47,216,929	$4	$201,563	$(470)	$(151,421)	$49,676	$3,432	$53,108

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(860)	$(1,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,654	16,412
Provision for bad debts	11,646	10,304
Equity in earnings of joint ventures	(1,928)	(2,279)
Distributions from joint ventures	2,323	2,038
Amortization of deferred financing costs and loan discount	814	1,368
Gain on sale and disposal of equipment	(45)	–
Stock-based compensation	3,276	2,733
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(16,974)	(25,291)
Other current assets	4,043	5,288
Other assets	8	856
Deferred taxes	(1,090)	(1,612)
Deferred rent	1,976	443
Deferred revenue	58	(70)
Accounts payable, accrued expenses and other	10,995	11,880
Net cash provided by operating activities	30,896	20,963
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(3,154)	(5,007)
Investment at cost	(500)	–
Purchase of property and equipment	(30,371)	(22,500)
Proceeds from sale of equipment	59	–
Equity contributions in existing joint ventures	–	(294)
Net cash used in investing activities	(33,966)	(27,801)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(2,158)	(3,166)
Payments on Term Loan Debt/Senior Notes	(6,063)	(6,178)
Deferred financing costs and debt discount	(570)	–
Proceeds on revolving credit facility	105,100	126,200
Payments on revolving credit facility	(105,100)	(109,900)
Dividends paid to noncontrolling interests	(485)	(158)
Net cash (used in) provided by financing activities	(9,276)	6,798
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	4
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,344)	(36)
CASH AND CASH EQUIVALENTS, beginning of period	20,638	446
CASH AND CASH EQUIVALENTS, end of period	$8,294	$410
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$11,035	$9,085

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $19.0 million and $20.5 million during the three months ended March 31, 2017 and 2016, respectively, which were not paid for as of March 31, 2017 and 2016, respectively.  The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable, accrued expenses and other.

During the three months ended March 31, 2017 we added capital lease debt of approximately $5.2 million.

During the three months ended March 31, 2017 we recorded an investment in joint venture of $3.0 million to ScriptSender LLC representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. See Note 4, Facility Acquisitions for further information.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2017, we operated directly or indirectly through joint ventures with hospitals, 303 centers located in California, Delaware, Florida, Maryland, New Jersey, New York, and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

Accounting Standards Codification (“ASC”) 810-10-15-14, Consolidation, stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

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

We have determined that BRMG and the NY Groups are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $35.5 million and $34.0 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2017 and 2016, respectively, and $35.5 million and $34.0 million of operating expenses for the three months ended March 31, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $113.3 million and $104.0 million of net revenues for the three months ended March 31, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2017 and December 31, 2016, we have included approximately $106.1 million and $100.0 million, respectively, of accounts receivable and approximately $10.3 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

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

At all of our centers we have entered into long-term contracts with radiology groups in the area to provide physician services at those facilities. These radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities, we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the value of the services we provide. Except in New York City, the fee is based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. In New York City we are paid a fixed fee set in advance for our services. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us and we have no financial controlling interest in the radiology practices. Because of the controlling relationship of Dr. Berger and Dr. Crues in the California and New York City practices as stated in detail above, we consolidate the revenue and expenses.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2017 and 2016 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2016, as amended.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

During the period covered in this report, there have been no material changes to the significant accounting policies we use and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2016, as amended. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2016, as amended.

RESTATEMENT DUE TO ADOPTION OF ACCOUNTING PRONOUNCEMENT - In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through the statement of operations when awards vest or are settled. We elected to early adopt the new guidance for the year ended December 31, 2016. Upon adoption using the modified retrospective transition method, we recorded a cumulative effect adjustment to recognize previously unrecognized excess tax benefits which increased deferred tax assets and reduced accumulated deficit by $7.1 million. The current net tax benefit for 2016 resulting from adoption of the new guidance is approximately $400,000 and was reflected in our tax provision at December 31, 2016. The impact on our quarterly financial statements for the period ended March 31, 2016 is as follows (in thousands):

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

In thousands except per share data	As previously reported	Impact of adoption	As currently reported
Benefit from income taxes	$1,180	$326	$1,506
Net loss	(1,433)	326	(1,107)
Net loss attributable to Radnet Inc. common shareholders	(1,723)	326	(1,397)
Basic and diluted loss per share	(0.04)	0.01	(0.03)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	As previously reported	Impact of adoption	As currently reported
Net loss	$(1,433)	$326	$(1,107)
Deferred taxes	(1,286)	(326)	(1,612)
Others	2,683	–	2,683
Net decrease in cash and cash equivalents	$(36)	$–	$(36)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In thousands	As previously reported	Impact of adoption	As currently reported
Net loss	$(1,433)	$326	$(1,107)
Foreign currency translation adjustments	4	–	4
Comprehensive loss	(1,429)	326	(1,103)
Less comprehensive income attributible to non-controlling interests	290	–	290
Comprehensive loss attributable to Radnet Inc. common shareholders	$(1,719)	$326	$(1,393)

REVENUES -Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG and the NY Groups centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Groups as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Groups. As it relates to non-BRMG and NY Groups centers, namely the affiliated physician groups, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Commercial insurance	$140,995	$131,491
Medicare	47,678	45,820
Medicaid	6,733	7,023
Workers' compensation/personal injury	9,057	9,514
Other (1)	8,287	6,994
Service fee revenue, net of contractual allowances and discounts	212,750	200,842
Provision for bad debts	(11,646)	(10,304)
Net service fee revenue	201,104	190,538
Revenue under capitation arrangements	27,909	25,850
Total net revenue	$229,013	$216,388

_____________________

(1) Other consists of revenue from teleradiology services, consulting fees and software revenue.

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

MEANINGFUL USE INCENTIVE - Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $250,000 and $2.8 million during the three months ended March 31, 2017 and 2016, respectively, relating to this incentive.

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.9 million and $2.0 million, as of March 31, 2017 and December 31, 2016, respectively and related to the Company’s line of credit. In conjunction with our Fourth Amendment, a net addition of approximately $27,000 was added to deferred financing costs. See Note 5, Revolving Credit Facility, Notes Payable, and Capital Leases for more information.

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

GOODWILL- Goodwill at March 31, 2017 totaled $240.0 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We tested both goodwill for impairment on October 1, 2016, noting no impairment, and have not identified any indicators of impairment through March 31, 2017. Activity in goodwill for the three months ended March 31, 2017 is provided below (in thousands):

Balance as of December 31, 2016	$239,553
Goodwill acquired through the acquisition of Resolution Imaging Medical Corp	1,901
Goodwill acquired through the acquisition of MRI Centers of Torrance	401
Goodwill included in assets held for sale	(1,901)
Balance as of March 31, 2017	$239,954

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

EQUITY BASED COMPENSATION – We have one long-term incentive plan which we refer to as the 2006 Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of March 31, 2017, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. See Note 6 Stock-Based Compensation for more information.

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components. Our unrealized gains or losses on foreign currency translation adjustments are included in comprehensive income. For the quarter ended December 31, 2016, we entered into an interest rate cap agreement. Assuming perfect effectiveness, any unrealized gains or losses related to the cap agreement that qualify for cash flow hedge accounting are classified as a component of income. Any ineffectiveness is recognized in earnings. The components of comprehensive income for the three months in the period ended March 31, 2017 are included in the consolidated statements of comprehensive loss.

DERIVATIVE INSTRUMENTS - In the fourth quarter of 2016, the Company entered into two forward interest rate cap agreements ("2016 Caps"). The 2016 Caps will mature in September and October 2020. The 2016 Caps had notional amounts of $150,000,000 and $350,000,000, respectively, which were designated at inception as cash flow hedges of future cash interest payments associated with portions of the Company’s variable rate bank debt. Under these arrangements, the Company purchased a cap on 3 month LIBOR at 2.0%. The Company is liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the agreements.

At inception, we designated our interest rate cap agreements as cash flow hedges of floating-rate borrowings.  In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive income in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. As of March 31, 2017, the cash flow hedges were deemed to be effective. No amount is expected to be reclassified into earnings in the next twelve months.

Below represents as of March 31, 2017 the fair value of our interest rate caps and loss recognized:

The fair value of derivative instruments as of March 31, 2017 is as follows (amounts in thousands):

Derivatives	Balance Sheet Location	Fair Value – Asset Derivatives
Interest rate contracts	Current and other non-current liabilities	($435)

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss is as follows (amounts in thousands):

Effective Interest Rate Cap	Amount of Loss Recognized on Derivative	Location of Loss Recognized in Income on Derivative
Interest rate contracts	($778)	Other Comprehensive Loss

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

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Current and other non-current liabilities
Interest Rate Contracts	$–	$(435)	$–	$(435)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$–	$818	$–	$818

The estimated fair value of these contracts, which are discussed in Note 2, was determined using Level 2 inputs. More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve. The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$475,830	$–	$475,830	$472,875
Second Lien Term Loans	$–	168,840	$–	168,840	$168,000

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$483,129	$–	$483,129	$478,938
Second Lien Term Loans	–	167,580	–	167,580	168,000

Our revolving credit facility had no aggregate principal amount outstanding as of March 31, 2017.

The estimated fair value of our long-term debt, which is discussed in Note 5, was determined using Level 2 inputs primarily related to comparable market prices.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2017	2016

Net loss attributable to RadNet, Inc. common stockholders	$(1,210)	$(1,397)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,560,017	46,581,491
Basic and diluted net loss per share attributable to RadNet, Inc. common stockholders	$(0.03)	$(0.03)

For the three months ended March 31, 2017 and 2016 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

INVESTMENT AT COST - On March 24, 2017, we acquired a 12.5% equity interest in Medic Vision – Imaging Solutions Ltd for $1.0 million. We also have an option to acquire an additional 12.5% equity interest for $1.4 million exercisable within one year from the initial share purchase date. Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. In accordance with ASC 325-20, Cost Method Investments, the investment is recorded at its cost of $1.0 million. No impairment in our investment was noted as of the quarter ended March 31, 2017.

INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2017.

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the quarter ended March 31, 2017 (in thousands):

Balance as of December 31, 2016	$43,509
Equity in earnings in these joint ventures	1,928
Distribution of earnings	(2,323)
Contributions in a new joint venture	3,000
Balance as of March 31, 2017	$46,114

We received management service fees from the centers underlying these joint ventures of approximately $3.1 million and $2.9 million for the quarters ended March 31, 2017 and 2016, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2017 and December 31, 2016 and income statement data for the three months ended March 2017 and 2016 (in thousands):

Balance Sheet Data:	March 31, 2017	December 31, 2016
Current assets	$40,737	$40,093
Noncurrent assets	101,423	100,146
Current liabilities	(16,408)	(14,077)
Noncurrent liabilities	(42,304)	(44,405)
Total net assets	$83,448	$81,757
Book value of RadNet joint venture interests	$39,741	$38,538
Cost in excess of book value of acquired joint venture interests	6,373	4,970
Total value of Radnet joint venture interests	$46,114	$43,509
Total book value of other joint venture partner interests	$43,707	$43,219

Income statement data for the three months ended March 31,	2017	2016

Net revenue	$41,251	$39,220
Net income	$4,130	$5,614

NOTE 3 – RECENT ACCOUNTING STANDARDS

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

NOTE 4 – FACILITY ACQUISITIONS AND ASSETS HELD FOR SALE

Acquisitions

On January 13, 2017, we completed our acquisition of certain assets of Resolution Medical Imaging Corporation, consisting of two multi modality imaging centers located in Santa Monica, CA for total purchase consideration of $4.0 million including cash consideration of $2.1 million, the assumption of $1.6 million in equipment debt and a payoff of a small business administration loan of $241,000. We have made a preliminary fair value determination of the acquired assets and approximately $1.9 million of fixed assets, $31,000 of other assets, $100,000 covenant not to compete, and $1.9 million of goodwill were recorded. The purchase of Resolution was enacted to contribute its assets to a joint venture with Cedars Sinai Medical Corporation which was effective April 1, 2017. See Note 7, Subsequent Events for more information on the joint venture. The following table summarizes the major categories of assets classified as held for sale in the accompanying condensed consolidated balance sheets at March 31, 2017 (in thousands):

Property and equipment, net	$1,896
Other assets	31
Goodwill	1,901
Intangible Assets	100
Total assets held for sale	$3,928

Notes payable	353
Capital lease	1,220
Total liabilities held for sale	$1,573
Net Assets Held for Sale	$2,355

On February 1, 2017, we completed our acquisition of certain assets of MRI Centers, Inc., consisting of one single-modality imaging center located in Torrance, CA providing MRI and sports medicine services, for cash consideration of $800,000 and the payoff of $81,000 in debt. We have made a fair value determination of the acquired assets and approximately $289,000 of fixed assets, $9,800 of other assets, $100,000 covenant not to compete and $401,000 of goodwill were recorded.

Sale of Healthcare Rhode Island:

On November 4, 2016, the Board of Directors resolved to sell the Company’s interest in five of its Rhode Island imaging centers operating under the name The Imaging Institute within the upcoming 12 months. The following table summarizes the major categories of assets classified as held for sale in the accompanying condensed consolidated balance sheets at March 31, 2017 (in thousands):

Property and equipment, net	$1,349
Other assets	21
Goodwill	1,126
Total assets held for sale	$2,496

As the sale of these assets does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, it is not classified as a discontinued operation.

Formation of a joint venture:

On January 6, 2017, Image Medical Inc., a wholly owned subsidiary of RadNet, acquired a 49% economic interest ScriptSender, LLC, a partnership held by two individuals which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. Image Medical will contribute $3.0 million to the partnership for its 49% ownership stake over a three year period representing the maximum risk in the venture. As of March 31, 2017, the carrying amount of the investment is $2.8 million. We determined that ScriptSender, LLC is a Variable Interest Entity but we are not a primary beneficiary since RadNet does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE AND CAPITAL LEASES

Revolving credit facility, notes payable, and capital lease obligations:

As of the three months ended March 31, 2017 our debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2017	2016

First Lien Term Loans	472,875	478,938

Second Lien Term Loans	168,000	168,000

Discounts on term loans	(16,624)	(16,783)

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	883	980

Equipment notes payable at interest rates ranging from 3.3% to 10.2%, due through 2021, collateralized by medical equipment	641	341

Obligations under capital leases at interest rates ranging from 2.5% to 10.8%, due through 2022, collateralized by medical and office equipment	11,650	7,256
Debt held for contribution to joint venture	(1,573)	–
Total debt obligations	635,852	638,732
Less: current portion	(27,842)	(26,557)
Long term portion debt obligations	$608,010	$612,175

Term Loans, Revolving Credit Facility and Financing Activity Information:

Included in our consolidated balance sheet at March 31, 2017 are $624.3 million of senior secured term loan debt (net of unamortized discounts of $16.6 million), broken down by loan agreement as follows (in thousands):

	As of March 31, 2017
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$472,875	$(14,676)	$458,199
Second Lien Term Loans	$168,000	$(1,948)	$166,052
Total	$640,875	$(16,624)	$624,251

Our revolving credit facility had no aggregate principal amount outstanding as of March 31, 2017.

At March 31, 2017, our credit facilities were comprised of two tranches of term loans and a revolving credit facility of $117.5 million.

As of March 31, 2017, we were in compliance with all covenants under our credit facilities.

The following describes our 2017 financing activities:

Fourth Amendment to First Lien Credit Agreement

On February 2, 2017, we entered into Amendment No. 4 (the “Fourth Amendment”) to our Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016 (as amended from time to time, the “First Lien Credit Agreement”). Pursuant to the Fourth Amendment, the interest rate charged for the applicable margin on the first lien term loans and the revolving credit facility was reduced by 50 basis points, from 3.75% to 3.25%. The minimum LIBOR rate underlying the first lien term loans remains at 1.0%. Except for such reduction in the interest rate on credit extensions, the Fourth Amendment did not result in any other material modifications to First Lien Credit Agreement. RadNet incurred expenses for the transaction in the amount of $543,000, which was recorded to discount on debt and will be amortized over the remaining term of the agreement.

The following describes our prior applicable financing activities:

Restatement Amendment and the First Lien Credit Agreement

On July 1, 2016, (the “Restatement Effective Date”), we entered into Amendment No. 3 to Credit and Guaranty Agreement (the “Restatement Amendment”) pursuant to which we amended and restated our then existing First Lien Credit Agreement. Pursuant to the First Lien Credit Agreement, we have issued $485 million of senior secured term loans (the “First Lien Term Loans”) and established a $117.5 million senior secured revolving credit facility (the “Revolving Credit Facility”). Prior to the Restatement Effective Date, our first lien credit facilities consisted of a Credit and Guaranty Agreement that we entered into on October 10, 2012 (the “Original First Lien Credit Agreement”), as subsequently amended by a first amendment dated April 3, 2013 (the “2013 Amendment”), a second amendment dated March 25, 2014 (the “2014 Amendment”), and a joinder agreement dated April 30, 2015 (the “2015 Joinder” and collectively with the Original First Lien Credit Agreement, the 2013 Amendment and the 2014 Amendment, the “Prior First Lien Credit Agreement”). The First Lien Credit Agreement increased the aggregate principal amount of First Lien Term Loans to $485.0 million and increased the Revolving Credit Facility to $117.5 million. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the Prior First Lien Credit Agreement, make a $12.0 million principal payment of the Second Lien Term Loans (as described below), pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.

Interest. The interest rates payable on the First Lien Term Loans (after giving effect to the Fourth Amendment described above) are (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.25% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The three month Adjusted Eurodollar Rate at March 31, 2017 was 1.15%.

Payments. The scheduled quarterly principal payments of the First Lien Term Loans is approximately $6.1 million, with the balance due at maturity. Prior to the Restatement Amendment, the quarterly principal payments on the first lien term loans under the Prior First Lien Credit Agreement were approximately $6.2 million.

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

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. The termination date of the Revolving Credit Facility is the earliest to occur of: (i) July 1, 2021, (ii) the date the Revolving Credit Facility is permanently reduced to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, which addresses voluntary commitment reductions, (iii) the date of the termination of the Revolving Credit Facility due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement, and (iv) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement has not been repaid, refinanced or extended prior to such date. Amounts borrowed under the Revolving Credit Facility bear interest based on types of borrowings as follows (after giving effect to the Fourth Amendment described above): (i) unpaid principal on loans under the Revolving Credit Facility at the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.25% per annum or the Base Rate (as defined in the First Lien Credit Agreement) plus 2.25% per annum, (ii) letter of credit fees at 3.25% per annum and fronting fees for letters of credit at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

Second Lien Credit Agreement:

On March 25, 2014, we entered into a Second Lien Credit and Guaranty Agreement (as amended from time to time, the “Second Lien Credit Agreement”) pursuant to which we issued $180 million of secured term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans were used to redeem our 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes. On July 1, 2016, in conjunction with the Restatement Amendment, a $12.0 million principal payment was made on the Second Lien Term Loans.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The three month Adjusted Eurodollar Rate at March 31, 2017 was 1.15%. The rate paid on the Second Lien Term Loan at March 31, 2017 was 8.15%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. Unless otherwise prepaid as a result of the occurrence of certain mandatory prepayment events, all principal will be due and payable on the termination date described below.

Termination. The maturity date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by voluntary prepayment per section 2.13(a) of the Second Lien Credit Agreement or events of default per section 8.01 of the Second Lien Credit Agreement.

NOTE 6 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we amended and restated as of April 20, 2015 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 11, 2015. As of March 31, 2017, we have reserved for issuance under the Restated Plan 12,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over three to five years and expire five to ten years from the date of grant.

As of March 31, 2017, we had outstanding options to acquire 560,149 shares of our Common Stock, of which options to acquire 205,000 shares were exercisable. During the three months ended March 31, 2017, we granted options to acquire 184,523 shares under our Restated Plan.

The following summarizes all of our option transactions for the three months ended March 31, 2017:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Outstanding Options		Exercise price	Contractual Life	Intrinsic
Under the 2006 Plan	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2016	375,626	$6.82
Granted	184,523	6.30
Balance, March 31, 2017	560,149	6.65	6.04	$163,700
Exercisable at March 31, 2017	205,000	7.51	0.68	154,400

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2017 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2017. No options were exercised during the three months ended March 31, 2017. As of March 31, 2017, total unrecognized stock-based compensation expense related to non-vested employee awards was $996,586, which is expected to be recognized over a weighted average period of approximately 3.3 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of March 31, 2017, we have issued a total of 4,896,036 RSA’s of which 539,993 were unvested at March 31, 2017.

The following summarizes all unvested RSA’s activities during the three months ended March 31, 2017:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2016	573,145		$6.18
Changes during the period
Granted	632,025		$6.05
Vested	(665,177)		$6.40
RSA's unvested at March 31, 2017	539,993	0.96	$5.55

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the three months ended March 31, 2017 we issued 10,000 shares relating to these awards.

Plan summary

In sum, of the 12,000,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2017, we had issued 12,994,935 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 2,975,009 and 59,053 shares, respectively, there remain 2,039,137 shares available under the Restated Plan for future issuance.

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2017 we formed a majority owned subsidiary, West Valley Imaging Group LLC (“WVI”) with Cedars Sinai Medical Center (“CSMC”). RadNet contributed assets in four of its imaging centers with a total value of $18.2 million for a 75% economic interest and CSMC contributed $6.1 million, for a 25% economic interest. Located in Tarzana California, WVI will offer imaging and oncology services. On April 1, 2017 we completed a sale of 2 wholly owned oncology practices to Cedars Sinai Medical Center in connection with formation of the WVI subsidiary described above for approximately $500,000.

On April 1, 2017 we entered into a joint venture with CSMC, Santa Monica Imaging Group, LLC. Located in Santa Monica, California, the operation will offer multi-modality imaging services. Total agreed contribution is $2.6 million of cash and assets with RadNet contributing $1.0 million for a 40% economic interest and CSMC contributing $1.6 million for a 60% economic interest.

On May 1, 2017 we completed a sale of 5 wholly owned imaging centers located in Rhode Island. The sale was made to Rhode Island Medical Imaging, Inc. for approximately $5.0 million.

On May 3, 2017 we completed our purchase of a single multi-modality imaging center located in Silver Spring, MD for approximately $2.4 million.

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

Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, as amended or supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.

These forward-looking statements speak only as of the date when they are made. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2017, we operated directly or indirectly through joint ventures with hospitals, 303 centers located in California, Delaware, Florida, Maryland, New Jersey, New York, and Rhode Island. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Our operations compose a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the three months ended March 31, 2017 and 2016, we performed 1,534,243 and 1,496,909 diagnostic imaging procedures, respectively, and generated total net revenue of $229.0 million and $216.4 million, respectively.

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

Accounting Standards Codification (“ASC”) 810-10-15-14, Consolidation, stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

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

We have determined that BRMG and the NY Groups are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $35.5 million and $34.0 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2017 and 2016, respectively, and $35.5 million and $34.0 million of operating expenses for the three months ended March 31, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $113.3 million and $104.0 million of net revenues for the three months ended March 31, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2017 and December 31, 2016, we have included approximately $106.1 million and $100.0 million, respectively, of accounts receivable and approximately $10.3 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

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

At all of our centers we have entered into long-term contracts with radiology groups in the area to provide physician services at those facilities. These radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities, we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the value of the services we provide. Except in New York City, the fee is based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. In New York City we are paid a fixed fee set in advance for our services. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us and we have no financial controlling interest in the radiology practices. Because of the controlling relationship of Dr. Berger and Dr. Crues in the California and New York City practices as stated in detail above, we consolidate the revenue and expenses.

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

Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2016, as amended, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

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

During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described in our annual report on Form 10-K for the fiscal year ended December 31, 2016, as amended.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Commercial insurance	$140,995	$131,491
Medicare	47,678	45,820
Medicaid	6,733	7,023
Workers' compensation/personal injury	9,057	9,514
Other (1)	8,287	6,994
Service fee revenue, net of contractual allowances and discounts	212,750	200,842
Provision for bad debts	(11,646)	(10,304)
Net service fee revenue	201,104	190,538
Revenue under capitation arrangements	27,909	25,850
Total net revenue	$229,013	$216,388

___________________________

(1) Other consists of revenue from teleradiology services, consulting fees and software revenue.

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

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at March 31, 2017 totaled $240.0 million. Indefinite Lived Intangible Assets at March 31, 2017 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2016, noting no impairment, and have not identified any indicators of impairment through March 31, 2017.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2017.

Recent Accounting Standards

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

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.4%	88.6%
Provision for bad debts	-4.8%	-4.5%
Net service fee revenue	83.6%	84.1%
Revenue under capitation arrangements	11.6%	11.4%
Total net revenue	95.2%	95.5%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	85.4%	86.8%
Depreciation and amortization	6.9%	7.2%
Gain on sale and disposal of equipment	0.0%	0.0%
Severance costs	0.1%	0.1%
Total operating expenses	92.4%	94.1%

INCOME FROM OPERATIONS	2.8%	1.3%

OTHER INCOME AND EXPENSES
Interest expense	4.3%	4.7%
Meaningful use incentive	-0.1%	-1.2%
Equity in earnings of joint ventures	-0.8%	-1.0%
Other expenses	0.0%	0.0%
Total other expenses	3.4%	2.5%
LOSS BEFORE INCOME TAXES	-0.5%	-1.2%
Benefit from income taxes	0.2%	0.7%
NET LOSS	-0.4%	-0.5%
Net income attributable to noncontrolling interests	0.1%	0.1%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-0.5%	-0.6%

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Service Fee Revenue

Service fee revenue for the three months ended March 31, 2017 was $212.8 million compared to $200.8 million for the three months ended March 31, 2016, an increase of $11.9 million, or 5.9%.

Inclusive of only centers in operation over the first quarters of 2017 and 2016, service fee revenue increased $10.4 million or 5.3%. Increased reimbursement rates from the 2017 fee schedules combined with higher procedure volumes related to the new rates were primarily responsible for the 5.3% growth as same store volumes for MRI, CT, and PET scans rose 3.8% over the period ending March 31, 2017 as compared to March 31, 2016. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2016. For the three months ended March 31, 2017, service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $5.2 million. For the three months ended March 31, 2016, service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $3.7 million.

Provision for Bad Debts

Provision for bad debts increased $1.3 million, or 13.0%, to approximately $11.6 million, or 5.5% of service fee revenue, for the three months ended March 31, 2017 compared to $10.3 million, or 5.1% of service fee revenue, for the three months ended March 31, 2016. This 13.0% increase was related to service fee revenue growth for the period ending March 31, 2017 over the period ending March 31, 2016. We review our provision by the application of judgment based on factors such as contractual reimbursement rates, payor mix, the age of receivables, historical cash collection experience and other relevant information.

Net Service Fee Revenue

Total net service fee revenue for the three months ended March 31, 2017 was $201.1 million compared to $190.5 million for the three months ended March 31, 2016, an increase of $10.6 million or 5.6%.

Total net service fee revenue, including only centers which were in operation throughout the first quarters of both 2017 and 2016 had an increase of $9.1 million, or 4.9%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2016. For the three months ended March 31, 2017, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $5.0 million. For the three months ended March 31, 2016, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $3.5 million.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended March 31, 2017 was $27.9 million compared to $25.9 million for the three months ended March 31, 2016, an increase of $2.1 million or 8.0%.

Revenue under capitation arrangements, limited to centers which were in operation throughout the first quarters of 2017 and 2016 increased $2.1 million, or 8.2%. The increase relates to revenues from 4% growth in insured members under existing capitation plans combined with a 4.2% annualized rise in reimbursement rates. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2016. For the three months ended March 31, 2017, no revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2016 was excluded from the above comparison. For the three months ended March 31, 2016, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $55,000.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 increased approximately $8.9 million, or 4.2%, from $213.4 million for the three months ended March 31, 2016 to $222.3 million for the three months ended March 31, 2017. The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016

Salaries and professional reading fees, excluding stock-based compensation	$107,996	$104,946
Stock-based compensation	3,276	2,733
Building and equipment rental	19,565	19,179
Medical supplies	12,359	13,417
Other operating expenses *	62,258	56,551
Cost of operations	205,454	196,826

Depreciation and amortization	16,654	16,412
(Gain) loss on sale and disposal of equipment	(45)	–
Severance costs	203	167
Total operating expenses	$222,266	$213,405

_________________________

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $3.1 million, or 2.9%, to $108.0 million for the three months ended March 31, 2017 compared to $104.9 million for the three months ended March 31, 2016.

Salaries and professional reading fees, limited to only centers in operation throughout the first quarters of both 2017 and 2016, increased $2.4 million, or 2.4%. For the three months ended March 31, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $2.8 million. For the three months ended March 31, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was approximately $2.1 million.

Stock-based compensation

Stock-based compensation increased $541,000, or 19.9%, to approximately $3.3 million for the three months ended March 31, 2017 compared to $2.7 million for the three months ended March 31, 2016. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2017 as compared to RSA’s awarded and vested in the prior year’s first quarter.

Building and equipment rental

Building and equipment rental expenses increased $386,000 or 2.0%, to $19.6 million for the three months ended March 31, 2017 compared to $19.2 million for the three months ended March 31, 2016.

Building and equipment rental expenses, including only centers which were in operation throughout the first quarters of 2017 and 2016, increased $257,000, or 1.4%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the three months ended March 31, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $649,000. For the three months ended March 31, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was approximately $520,000.

Medical supplies

Medical supplies expense decreased $1.1 million, or 7.9%, to $12.4 million for the three months ended March 31, 2017 compared to $13.4 million for the three months ended March 31, 2016.

Medical supplies expenses, including only those centers which were in operation throughout the first quarters of both 2017 and 2016, decreased $1.1 million, or 8.2%. This 8.2% decrease is primarily due to renegotiation of our medical supplier contracts and improved internal procedures to control inventory usage. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the three months ended March 31, 2017, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $161,000. For the three months ended March 31, 2016, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $125,000.

Other operating expenses

Other operating expenses increased $5.7 million, or 10.1%, to $62.3 million for the three months ended March 31, 2017 compared to $56.6 million for the three months ended March 31, 2016.

Other operating expenses, limited to centers which were in operation throughout the first quarters of both 2017 and 2016, increased $4.8 million, or 8.6%. This 8.6% increase is primarily due to implementation costs for a new company wide billing system and outside services related to legal, temporary services, and collections. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the three months ended March 31, 2017, other operating expense from centers that were acquired or divested subsequent January 1, 2016 and excluded from the above comparison was $1.1 million. For the three months ended March 31, 2016, other operating expense from centers that were acquired or divested subsequent to January 1, 2016 was $244,000.

Depreciation and amortization

Depreciation and amortization increased $242,000, or 1.5%, to $16.7 million for the three months ended March 31, 2017 compared to $16.4 million for the three months ended March 31, 2016.

Depreciation and amortization, inclusive of centers in operation during the first quarters of both 2017 and 2016 remained flat with no appreciable increase. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the three months ended March 31, 2017, depreciation expense from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $587,000. For the three months ended March 31, 2016, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $345,000.

Gain on sale and disposal of equipment

We recorded a gain on sale of equipment of approximately $45,000 for the three months ended March 31, 2017.

Severance costs

We incurred severance expenses of $203,000 for the three months ended March 31, 2017 and $167,000 for the three months ended March 31, 2016.

Interest expense

Interest expense for the three months ended March 31, 2017 decreased approximately $441,000, or 4.1%, to $10.2 million for the three months ended March 31, 2017 compared to $10.7 million for the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2017 included $934,000 of combined amortization of deferred loan costs, discount on issuance of debt, derivatives, and incidental financing charges. Interest expense for the three months ended March 31, 2016 included $1.4 million of combined amortization of deferred loan costs, discount on issuance of debt, and incidental financing charges. Excluding these amounts for each period, interest expense remained flat with a mere $7,000 increase or 0.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. See “Liquidity and Capital Resources” below for more details on our credit facilities.

Meaningful use incentive

For the three months ended March 31, 2017 and March 31, 2016, we recognized other income from meaningful use incentive in the amount of $250,000 and $2.8 million, respectively. These amounts were earned under a Medicare program to promote the use of electronic health record technology. See Note 2 to the condensed consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the period ending March 31, 2017 we recognized equity in earnings from unconsolidated joint ventures in the amount of $1.9 million. For the period ending March 31, 2016 we recognized equity in earnings from unconsolidated joint ventures of $2.3 million.

Benefit from income taxes

We had an income tax benefit for the three months ended March 31, 2017 of $458,000 or 34.7% of loss before income taxes, compared to the three months ended March 31, 2016 with income tax benefit of $1.5 million or 57.6% of loss before income taxes. The effective tax rate changed due to the restricted stock release, FIN 48 interest, and lack of ISO disqualifying dispositions in the current quarter.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016

Net loss attributable to RadNet, Inc. common stockholders	$(1,210)	$(1,397)
Less benefit from income taxes	(458)	(1,506)
Plus other expenses	3	2
Plus interest expense	10,240	10,681
Plus severance costs	203	167
Less gain on sale and disposal of equipment	(45)	–
Plus depreciation and amortization	16,654	16,412
Plus non-cash employee stock-based compensation	3,276	2,733
Adjusted EBITDA	$28,663	$27,092

Liquidity and Capital Resources

We had cash and cash equivalents of $8.3 million and accounts receivable of $169.5 million at March 31, 2017, compared to cash and cash equivalents of $20.6 million and accounts receivable of $164.2 million at December 31, 2016. We had a working capital balance of $49.5 million and $62.6 million at March 31, 2017 and December 31, 2016, respectively. We had net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2017 and 2016 of $1.2 million and $1.4 million respectively. We also had stockholders’ equity of $53.1 million and $52.1 million at March 31, 2017 and December 31, 2016, respectively.

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

Our $117.5 million revolving credit facility had no aggregate principal amount outstanding as of March 31, 2017. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

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

Sources and Uses of Cash

Cash provided by operating activities was $30.9 million and $21.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Cash used in investing activities was $34.0 million and $27.8 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, we purchased property and equipment for approximately $30.4 million, acquired imaging facilities for $3.2 million and an investment at cost of $500,000.

Cash used in financing activities was $9.3 million for the three months ended March 31, 2017 and cash provided by financing activities was $6.8 million for the three months ended March 31, 2016. The cash used in financing activities for the three months ended March 31, 2017, was due to principal payments on our $472.9 million face value term loan, financing costs in regards to the Fourth Amendment to the Credit Agreement and pay down on equipment notes and capital leases. (See Note 5 to the condensed consolidated financial statements herein).

As of March 31, 2017, we were in compliance with all covenants under the Original Credit Agreement (as amended by the 2013 Amendment, the 2014 Amendment, the 2015 Joinder, the 2016 Amendment and the 2017 Amendment) and the Second Lien Credit Agreement.

Included in our condensed consolidated balance sheet at March 31, 2017 is $624.3 million of senior secured term loan debt (net of unamortized discounts of $16.6 million), broken down by loan agreement as follows (in thousands):

	As of March 31, 2017
	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$472,875	$(14,676)	$458,199
Second Lien Term Loans	$168,000	$(1,948)	$166,052
Total	$640,875	$(16,624)	$624,251

The following describes our 2017 financing activities:

Fourth Amendment to First Lien Credit Agreement

On February 2, 2017, we entered into Amendment No. 4 (the “Fourth Amendment”) to our Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016 (as amended from time to time, the “First Lien Credit Agreement”). Pursuant to the Fourth Amendment, the interest rate charged for the applicable margin on the first lien term loans and the revolving credit facility was reduced by 50 basis points, from 3.75% to 3.25%. The minimum LIBOR rate underlying the first lien term loans remains at 1.0%. Except for such reduction in the interest rate on credit extensions, the Fourth Amendment did not result in any other material modifications to First Lien Credit Agreement. RadNet incurred expenses for the transaction in the amount of $543,000, which was recorded to discount on debt and will be amortized over the remaining term of the agreement.

The following describes our prior applicable financing activities:

Restatement Amendment and the First Lien Credit Agreement

On July 1, 2016, (the “Restatement Effective Date”), we entered into Amendment No. 3 to Credit and Guaranty Agreement (the “Restatement Amendment”) pursuant to which we amended and restated our then existing First Lien Credit Agreement. Pursuant to the First Lien Credit Agreement, we have issued $485 million of senior secured term loans (the “First Lien Term Loans”) and established a $117.5 million senior secured revolving credit facility (the “Revolving Credit Facility”). Prior to the Restatement Effective Date, our first lien credit facilities consisted of a Credit and Guaranty Agreement that we entered into on October 10, 2012 (the “Original First Lien Credit Agreement”), as subsequently amended by a first amendment dated April 3, 2013 (the “2013 Amendment”), a second amendment dated March 25, 2014 (the “2014 Amendment”), and a joinder agreement dated April 30, 2015 (the “2015 Joinder” and collectively with the Original First Lien Credit Agreement, the 2013 Amendment and the 2014 Amendment, the “Prior First Lien Credit Agreement”). The First Lien Credit Agreement increased the aggregate principal amount of First Lien Term Loans to $485.0 million and increased the Revolving Credit Facility to $117.5 million. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the Prior First Lien Credit Agreement, make a $12.0 million principal payment of the Second Lien Term Loans (as described below), pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.

Interest. The interest rates payable on the First Lien Term Loans (after giving effect to the Fourth Amendment described above) are (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.25% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The three month Adjusted Eurodollar Rate at March 31, 2017 was 1.15%.

Payments. The scheduled quarterly principal payments of the First Lien Term Loans is approximately $6.1 million, with the balance due at maturity. Prior to the Restatement Amendment, the quarterly principal payments on the first lien term loans under the Prior First Lien Credit Agreement were approximately $6.2 million.

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

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. The termination date of the Revolving Credit Facility is the earliest to occur of: (i) July 1, 2021, (ii) the date the Revolving Credit Facility is permanently reduced to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, which addresses voluntary commitment reductions, (iii) the date of the termination of the Revolving Credit Facility due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement, and (iv) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement has not been repaid, refinanced or extended prior to such date. Amounts borrowed under the Revolving Credit Facility bear interest based on types of borrowings as follows (after giving effect to the Fourth Amendment described above): (i) unpaid principal on loans under the Revolving Credit Facility at the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.25% per annum or the Base Rate (as defined in the First Lien Credit Agreement) plus 2.25% per annum, (ii) letter of credit fees at 3.25% per annum and fronting fees for letters of credit at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

Second Lien Credit Agreement:

On March 25, 2014, we entered into a Second Lien Credit and Guaranty Agreement (as amended from time to time, the “Second Lien Credit Agreement”) pursuant to which we issued $180 million of secured term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans were used to redeem our 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes. On July 1, 2016, in conjunction with the Restatement Amendment, a $12.0 million principal payment was made on the Second Lien Term Loans.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The three month Adjusted Eurodollar Rate at March 31, 2017 was 1.15%. The rate paid on the Second Lien Term Loan at March 31, 2017 was 8.15%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. Unless otherwise prepaid as a result of the occurrence of certain mandatory prepayment events, all principal will be due and payable on the termination date described below.

Termination. The maturity date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by voluntary prepayment per section 2.13(a) of the Second Lien Credit Agreement or events of default per section 8.01 of the Second Lien Credit Agreement.

Subsequent Events

On April1, 2017 we formed a majority owned subsidiary, West Valley Imaging Group LLC (“WVI”) in conjunction with Cedars Sinai Medical Center (“CSMC”). RadNet contributed $18.2 million for a 75% economic interest and CSMC contributed $6.1 million, for a 25% economic interest. Located in Tarzana California, WVI will offer imaging and oncology services.

On April 1, 2017 we also entered into a joint venture with CSMC, Santa Monica Imaging Group, LLC. Located in Santa Monica, California, the operation will offer multi-modality imaging services. Total agreed contribution is $2.6 million of cash and assets with RadNet contributing $1.0 million for a 40% economic interest and CSMC contributing $1.6 million for a 60% economic interest.

On April 1, 2017 we completed a sale of 2 wholly owned oncology practices to Cedars Sinai Medical Center in connection with formation of the WVI subsidiary described above for approximately $500,000.

On May 1, 2017 we completed a sale of 5 wholly owned imaging centers from our Rhode Island reporting unit, Healthcare Rhode Island. The sale was made to Rhode Island Medical Imaging, Inc. for approximately $5.0 million.

On May 3, 2017 we completed our purchase of a single multi-modality imaging center located in Silver Spring, MD for approximately $2.4 million.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2017, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $32,000 in operating expenses.

Interest Rate Sensitivity We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. Accordingly, our interest expense and consequently, our earnings, are affected by changes in short term interest rates. However due to our purchase of caps, described below, the effects of interest rate changes are limited.

At March 31, 2017, we had $466.8 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans under the First Lien Credit Agreement and $168.0 million on Second Lien Term Loans under the Second Lien Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans and the Second Lien Credit Agreement.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At March 31, 2017, 3 month LIBOR was 1.15%. The 2016 Caps are designed to provide a hedge against interest rate increases. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps. See Note 2 to the consolidated financial statements contained herein.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement over the rates experienced in 2016 would, after considering the effects of the 2016 Caps, result in an increase of $6.2 million in annual interest expense and a corresponding decrease in income before taxes.  At March 31, 2017, an additional $6.1 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $61,000 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, our management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 because deficiencies in the design and operating effectiveness of several information technology dependent manual controls and certain information technology general controls (“ITGC’s”) related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2017 because of the material weakness described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Our management initially identified certain control deficiencies in connection with the review of our controls at December 31, 2016 and concluded that, as of March 31, 2017, the following control deficiencies related to the Company’s revenue and accounts receivable process continue to aggregate to a material weakness in the Company’s internal control over financial reporting:

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

Remediation Plan for Material Weakness

Our management, with oversight of our Audit Committee, has been actively engaged in developing a remediation plan to address the material weakness reported. During the quarter ended March 31, 2017, the Company began to implement remediation efforts as follows:

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, management did not identify any change in internal control over financial reporting occurring during the quarter ended March 31, 2017 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override, error or improper acts may occur and not be detected. Any resulting misstatement or loss may have an adverse and material effect on our business, financial condition and results of operations.

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

ITEM 1A.  Risk Factors

For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2016, as amended. The risks described in our Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RADNET, INC.
(Registrant)

Date: May 10, 2017	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement dated as of January 1, 2009 with Stephen M. Forthuber.

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*

This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

