Form 10-Q
period 2017-06-30
RadNet, Inc.
filed 2017-08-09
CIK 790526

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock outstanding on August 4, 2017 was 47,266,352 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,707	$20,638
Accounts receivable, net	170,155	164,210
Due from affiliates	3,087	2,428
Prepaid expenses and other current assets	21,702	28,435
Assets held for sale	–	2,203
Total current assets	207,651	217,914

PROPERTY AND EQUIPMENT, NET	253,179	247,725
OTHER ASSETS
Goodwill	244,464	239,553
Other intangible assets	41,506	42,682
Deferred financing costs	1,806	2,004
Investment in joint ventures	48,500	43,509
Deferred tax assets, net of current portion	48,416	50,356
Deposits and other	6,298	5,733
Total assets	$851,820	$849,476

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$107,452	$111,166
Due to affiliates	12,079	13,141
Deferred revenue	1,961	1,516
Current portion of deferred rent	2,991	2,961
Current portion of notes payable	21,933	22,031
Current portion of obligations under capital leases	5,384	4,526
Total current liabilities	151,800	155,341

LONG-TERM LIABILITIES
Deferred rent, net of current portion	26,429	24,799
Notes payable, net of current portion	598,020	609,445
Obligations under capital lease, net of current portion	3,632	2,730
Other non-current liabilities	8,290	5,108
Total liabilities	788,171	797,423

EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 47,266,352, and 46,574,904 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in-capital	204,417	198,387
Accumulated other comprehensive (loss) gain	(1,394)	306
Accumulated deficit	(146,111)	(150,211)
Total RadNet, Inc.'s stockholders' equity	56,916	48,486
Noncontrolling interests	6,733	3,567
Total equity	63,649	52,053
Total liabilities and equity	$851,820	$849,476

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$214,056	$203,759	$426,806	$404,601
Provision for bad debts	(11,854)	(12,326)	(23,500)	(22,630)
Net service fee revenue	202,202	191,433	403,306	381,971
Revenue under capitation arrangements	27,812	27,132	55,721	52,982
Total net revenue	230,014	218,565	459,027	434,953
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	198,611	194,062	404,065	390,888
Depreciation and amortization	16,612	15,811	33,266	32,223
Loss on sale and disposal of equipment	453	441	408	441
Severance costs	177	173	380	340
Total operating expenses	215,853	210,487	438,119	423,892
INCOME FROM OPERATIONS	14,161	8,078	20,908	11,061

OTHER INCOME AND EXPENSES
Interest expense	10,303	10,745	20,543	21,426
Meaningful use incentive	–	–	(250)	(2,808)
Equity in earnings of joint ventures	(2,994)	(3,274)	(4,922)	(5,553)
Gain on sale of imaging centers	(2,301)	–	(2,301)	–
Gain from return of common stock	–	(5,032)	–	(5,032)
Other expenses	7	4	10	6
Total other expenses	5,015	2,443	13,080	8,039
INCOME BEFORE INCOME TAXES	9,146	5,635	7,828	3,022
Provision for income taxes	(3,523)	(2,256)	(3,065)	(750)
NET INCOME	5,623	3,379	4,763	2,272
Net income (loss) attributable to noncontrolling interests	313	(243)	663	47
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,310	$3,622	$4,100	$2,225

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.11	$0.08	$0.09	$0.05

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.11	$0.08	$0.09	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	46,756,276	46,558,944	46,662,420	46,576,631
Diluted	47,195,898	46,882,383	47,068,563	46,960,226

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$5,623	$3,379	$4,763	$2,272
Foreign currency translation adjustments	20	(20)	22	(16)
Change in fair value of cash flow hedge, net of taxes	(944)	–	(1,722)	–
COMPREHENSIVE INCOME	4,699	3,359	3,063	2,256
Less comprehensive income (loss) attributable to noncontrolling interests	313	(243)	663	246
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$4,386	$3,602	$2,400	$2,010

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

The following table summarizes changes in the Company’s consolidated stockholder’s equity, including noncontrolling interest, during the six months ended June 30, 2017.

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2017	46,574,904	$4	$198,387	$306	$(150,211)	$48,486	$3,567	$52,053
Stock-based compensation	–	–	4,114	–	–	4,114	–	4,114
Issuance of restricted stock and other awards	691,448	–	99	–	–	99	–	99
Sale to noncontrolling interests, net of taxes	–	–	1,817	–	–	1,817	–	1,817
Contributions from noncontrolling interests	–	–	–	–	–	–	3,158	3,158
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(655)	(655)
Change in cumulative foreign currency translation adjustment	–	–	–	22	–	22	–	22
Change in fair value cash flow hedge, net of taxes	–	–	–	(1,722)	–	(1,722)	–	(1,722)
Net income	–	–	–	–	4,100	4,100	663	4,763
BALANCE - JUNE 30, 2017	47,266,352	$4	$204,417	$(1,394)	$(146,111)	$56,916	$6,733	$63,649

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,763	$2,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,266	32,223
Provision for bad debts	23,500	22,630
Gain from return of common stock	–	(5,032)
Equity in earnings of joint ventures	(4,922)	(5,553)
Distributions from joint ventures	3,993	2,098
Amortization deferred financing costs and loan discount	1,636	2,738
Loss on sale and disposal of equipment	408	441
Gain on sale of imaging centers	(2,301)	–
Stock-based compensation	4,314	3,761
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(29,445)	(24,873)
Other current assets	4,553	8,454
Other assets	(835)	220
Deferred taxes	1,940	10
Deferred rent	1,830	1,052
Deferred revenue	445	–
Accounts payable, accrued expenses and other	7,014	10,983
Net cash provided by operating activities	50,159	51,424

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(9,904)	(6,603)
Investment at cost	(500)	–
Purchase of property and equipment	(42,647)	(40,267)
Proceeds from sale of equipment	63	63
Proceeds from sale of imaging facilities	5,627	–
Cash distribution from new JV partner	1,473	994
Equity contributions in existing and purchase of interest in joint ventures	(80)	(734)
Net cash used in investing activities	(45,968)	(46,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,769)	(6,310)
Payments on Term Loan Debt	(12,125)	(12,357)
Deferred financing costs and debt discount	(570)	–
Distributions paid to noncontrolling interests	(655)	(157)
Proceeds from sale of noncontrolling interest, net of taxes	4,850	–
Contributions from noncontrolling partners	125	–
Proceeds from revolving credit facility	139,400	235,500
Payments on revolving credit facility	(139,400)	(221,700)
Proceeds from issuance of common stock upon exercise of options	–	150
Net cash used in financing activities	(12,144)	(4,874)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	22	(16)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,931)	(13)
CASH AND CASH EQUIVALENTS, beginning of period	20,638	446
CASH AND CASH EQUIVALENTS, end of period	$12,707	$433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$19,023	$18,545

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $17.5 million and $15.4 million during the six months ended June 30, 2017 and 2016, respectively, which were not paid for as of June 30, 2017 and 2016, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.

During the six months ended June 30, 2017 and 2016 we added capital lease debt of approximately $5.2 million and $1.3 million, respectively.

During the six months ended June 30, 2017 we recorded an investment in joint venture of $3.0 million to ScriptSender LLC representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. See Note 4, Facility Acquisitions and Dispositions to the condensed consolidated financial statements contain herein for further information.

We transferred approximately $2.5 million in net assets in April 2017 to our new joint venture, Santa Monica Imaging Group LLC. See Note 4, Facility Acquisitions and Dispositions to the condensed consolidated financial statements contain herein for further information.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2017, we operated directly or indirectly through joint ventures with hospitals, 295 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We have determined that BRMG and the NY Groups are VIE’s, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $33.5 million and $33.0 million of revenue, net of management service fees to RadNet, for the three months ended June 30, 2017 and 2016, respectively, and $33.5 million and $33.0 million of operating expenses for the three months ended June 30, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $108.2 million and $104.1 million of net revenues for the three months ended June 30, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

BRMG and the NY Groups on a combined basis recognized $69.0 million and $66.9 million of revenue, net of management service fees to RadNet, for the six months ended June 30, 2017 and 2016, respectively, and $69.0 million and $66.9 million of operating expenses for the six months ended June 30, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $221.5 million and $208.0 million of net revenues for the six months ended June 30, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at June 30, 2017 and December 31, 2016, we have included approximately $104.0 million and $100.0 million, respectively, of accounts receivable and approximately $11.2 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2017 and 2016 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2016, as amended.

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

ADOPTION OF ASU 2016-09 – Compensation – Stock Compensation - In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through the statement of operations when awards vest or are settled. We elected to early adopt the new guidance for the year ended December 31, 2016. Upon adoption using the modified retrospective transition method, we recorded a cumulative effect adjustment to recognize previously unrecognized excess tax benefits which increased deferred tax assets and reduced accumulated deficit by $7.1 million. The current net tax benefit for 2016 resulting from adoption of the new guidance is approximately $400,000 and was reflected in our tax provision at December 31, 2016. The impact on our quarterly financial result for the three months ended June 30, 2016 was additional income tax expense of approximately $3,000. The impact on our financial statements for the six months ended June 30, 2016 is as follows:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

In thousands except per share data	As previously reported	Impact of adoption	As currently reported
Provision for income taxes	$(1,073)	$323	$(750)
Net income	1,949	323	2,272
Net income attributable to Radnet Inc. common shareholders	1,902	323	2,225
Basic and diluted income per share	0.04	0.01	0.05

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	As previously reported	Impact of adoption	As currently reported
Net income	$1,949	$323	$2,272
Deferred taxes	333	(323)	10
Others	(2,295)	–	(2,295)
Net decrease in cash and cash equivalents	$(13)	$–	$(13)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands	As previously reported	Impact of adoption	As currently reported
Net income	$1,949	$323	$2,272
Foreign currency translation adjustments	(16)	–	(16)
Comprehensive income	1,933	323	2,256
Less comprehensive income attributable to non-controlling interests	47	–	47
Comprehensive income attributable to Radnet Inc. common shareholders	$1,886	$323	$2,209

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Commercial insurance	$142,691	$134,962	$283,683	$266,439
Medicare	47,611	45,558	95,291	91,385
Medicaid	6,525	6,890	13,259	13,915
Workers' compensation/personal injury	8,867	8,966	17,925	18,485
Other(1)	8,362	7,383	16,648	14,377
Service fee revenue, net of contractual allowances and discounts	214,056	203,759	426,806	404,601
Provision for bad debts	(11,854)	(12,326)	(23,500)	(22,630)
Net service fee revenue	202,202	191,433	403,306	381,971
Revenue under capitation arrangements	27,812	27,132	55,721	52,982
Total net revenue	$230,014	$218,565	$459,027	$434,953

 ___________________

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

MEANINGFUL USE INCENTIVE - Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $250,000 and $2.8 million during the six months ended June 30, 2017 and 2016, respectively, relating to this incentive.

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.8 million and $2.0 million, as of June 30, 2017 and December 31, 2016, respectively and related to the Company’s line of credit. In conjunction with our Fourth Amendment to our First Lien Credit Agreement (as defined below), a net addition of approximately $27,000 was added to deferred financing costs. See Note 5, Revolving Credit Facility, Notes Payable, and Capital Leases for more information.

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

GOODWILL- Goodwill at June 30, 2017 totaled $244.5 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We tested goodwill for impairment on October 1, 2016, noting no impairment, and have not identified any indicators of impairment through June 30, 2017. Activity in goodwill for the six months ended June 30, 2017 is provided below (in thousands):

Balance as of December 31, 2016	239,553
Goodwill acquired through the acquisition of Resolution Imaging Medical Corp	1,901
Goodwill acquired through the acquisition of MRI Centers of Torrance	401
Goodwill disposed through the transfer to Santa Monica Imaging Group JV	(1,901)
Goodwill acquired through the acquisition of D&D Diagnostics, Inc.	1,519
Goodwill acquired through the acquisition of Stockton MRI, Inc.	3,101
Goodwill disposed through the sale of Hematology Oncology	(110)
Balance as of June 30, 2017	$244,464

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

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. As of June 30, 2017, we have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. See Note 6 Stock-Based Compensation for more information.

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components. Our unrealized gains or losses on foreign currency translation adjustments are included in comprehensive income. For the quarter ended December 31, 2016, we entered into an interest rate cap agreement. Assuming perfect effectiveness, any unrealized gains or losses related to the cap agreement that qualify for cash flow hedge accounting are classified as a component of comprehensive income. Any ineffectiveness is recognized in earnings. The components of comprehensive income for the three and six months in the period ended June 30, 2017 are included in the condensed consolidated statements of comprehensive income.

DERIVATIVE INSTRUMENTS - In the fourth quarter of 2016, we entered into two forward interest rate cap agreements ("2016 Caps"). The 2016 Caps will mature in September and October 2020. The 2016 Caps had notional amounts of $150,000,000 and $350,000,000, respectively, which were designated at inception as cash flow hedges of future cash interest payments associated with portions of our variable rate bank debt. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps.

At inception, we designated our interest rate cap agreements as cash flow hedges of floating-rate borrowings.  In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive income in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. As of June 30, 2017, the cash flow hedges were deemed to be effective. No amount is expected to be reclassified into earnings in the next twelve months.

Below represents as of June 30, 2017 the fair value of our 2016 Caps and loss recognized:

The fair value of derivative instruments as of June 30, 2017 is as follows (amounts in thousands):

Derivatives	Balance Sheet Location	Fair Value – Liabilities
Interest rate contracts	Current and other non-current liabilities	$(1,970)

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss is as follows (amounts in thousands):

For the three months ended June 30, 2017
Effective Interest Rate Cap	Amount of Loss Recognized on Derivative	Location of Loss Recognized in Income on Derivative
Interest rate contracts	($944)	Other Comprehensive Loss

For the six months ended June 30, 2017
Effective Interest Rate Cap	Amount of Loss Recognized on Derivative	Location of Loss Recognized in Income on Derivative
Interest rate contracts	($1,722)	Other Comprehensive Loss

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

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Current and other non-current liabilities
Interest Rate Contracts	$–	$(1,970)	$–	$(1,970)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$–	$818	$–	$818

The estimated fair value of these contracts was determined using Level 2 inputs. More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve. The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$468,564	$–	$468,564	$466,813
Second Lien Term Loans	$–	$169,260	$–	169,260	$168,000

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$483,129	$–	$483,129	$478,938
Second Lien Term Loans	$–	$167,580	$–	$167,580	$168,000

Our revolving credit facility had no aggregate principal amount outstanding as of June 30, 2017.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income attributable to RadNet, Inc.'s common stockholders	$5,310	$3,622	$4,100	$2,225

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,756,276	46,558,944	46,662,420	46,576,631
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.11	$0.08	$0.09	$0.05

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,756,276	46,558,944	46,662,420	46,576,631
Add nonvested restricted stock subject only to service vesting	250,153	77,162	198,477	155,447
Add additional shares issuable upon exercise of stock options and warrants	189,469	246,277	207,666	228,148
Weighted average number of common shares used in calculating diluted net income per share	47,195,898	46,882,383	47,068,563	46,960,226
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.11	$0.08	$0.09	$0.05

Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	165,000	325,626	337,575	325,626

INVESTMENT AT COST - On March 24, 2017, we acquired a 12.5% equity interest in Medic Vision – Imaging Solutions Ltd for $1.0 million. We also have an option to acquire an additional 12.5% equity interest for $1.4 million exercisable within one year from the initial share purchase date. Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. In accordance with ASC 325-20, Cost Method Investments, the investment is recorded at its cost of $1.0 million. No impairment in our investment was noted as of the quarter ended June 30, 2017.

INVESTMENT IN JOINT VENTURES – We have 14 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2017.

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the quarter ended June 30, 2017 (in thousands):

Balance as of December 31, 2016	$43,509
Equity in earnings in these joint ventures	4,922
Distribution of earnings	(3,993)
Equity contributions in existing joint ventures	4,062
Balance as of June 30, 2016	$48,500

We received management service fees from the centers underlying these joint ventures of approximately $3.5 million and $3.0 million for the quarters ended June 30, 2017 and 2016, respectively and $6.6 million and $5.9 million for the six months ended June 30, 2017 and 2016 respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2017 and December 31, 2016 and income statement data for the six months ended June 2017 and 2016 (in thousands):

Balance Sheet Data:	June 30, 2017	December 31, 2016
Current assets	$41,059	$40,093
Noncurrent assets	106,421	100,146
Current liabilities	(16,342)	(14,077)
Noncurrent liabilities	(42,680)	(44,405)
Total net assets	$88,458	$81,757

Book value of RadNet joint venture interests	$42,012	$38,538
Cost in excess of book value of acquired joint venture interests	6,488	4,970
Total value of Radnet joint venture interests	$48,500	$43,509

Total book value of other joint venture partner interests	$46,446	$43,219

Income statement data for the six months ended June 30,	2017	2016
Net revenue	$86,981	$80,917
Net income	$10,285	$13,044

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

NOTE 4 – FACILITY ACQUISITIONS AND DISPOSITIONS

Acquisitions

On June 1, 2017 we completed our acquisition of certain assets of Stockton MRI and Molecular Imaging Medical Center Inc., consisting of a multi-modality center located in Stockton, CA, for consideration of $4.4 million. The facility provides MRI, CT, Ultrasound, X-Ray and Nuclear Medicine services. We have made a fair value determination of the acquired assets and approximately $1.2 million of fixed assets and equipment, a $50,000 covenant not to compete, and $3.1 million of goodwill were recorded.

On May 3, 2017 we completed our acquisition of certain assets of D&D Diagnostics Inc., consisting of a single multi-modality imaging center located in Silver Spring, Maryland, for total purchase consideration of $2.4 million, including cash consideration of $1.2 million and settlement of liabilities of $1.2 million. We have made a fair value determination of the acquired assets and approximately $820,000 of fixed assets, $16,000 of other assets, and $1.5 million of goodwill were recorded. The facility provides MRI, CT, X-Ray and related services.

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

On January 13, 2017, we completed our acquisition of certain assets of Resolution Medical Imaging Corporation for consideration of $4.0 million. The purchase of Resolution was enacted to contribute its assets to a joint venture with Cedars Sinai Medical Corporation which was effective April 1, 2017. See the joint venture formations section within this footnote for further information.

Dispositions

On April 28, 2017 we completed the sale of five imaging centers operating in Rhode Island to Rhode Island Medical Imaging, Inc. for approximately $4.5 million. We recorded a gain of approximately $1.9 million in the second quarter with regard to this transaction and have no remaining imaging centers in the state.

On April 1, 2017 we received from Cedars Sinai Medical Center $5.9 million representing a 25% noncontrolling interest in the West Valley Imaging Group, LLC (“WVI”). The determined net book value of the 25% interest was approximately $3.0 million. The proceeds in excess of the net book value, amounting to $1.8 million net of taxes, were recorded to equity in accordance with accounting guidance. RadNet exercises controlling financial interest and holds a 75% economic interest in WVI.

On April 1, 2017 we completed the sale of 2 wholly owned oncology practices to Cedars Sinai Medical Center in connection with the sale of non-controlling interest of the WVI subsidiary described above for approximately $1.2 million. We recorded a gain of approximately $361,000 on this transaction.

Joint venture formations:

On April 1, 2017 we formed in conjuncture with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA. Total agreed contribution was $2.7 million of cash and assets with RadNet contributing $1.1 million for a 40% economic interest and CSMC contributing $1.6 million for a 60% economic interest. For its contribution, RadNet transferred $80,000 in cash and the net assets acquired in the acquisition of Resolution imaging of $2.5 million. CSMC contributed $120,000 in cash and paid RadNet $1.5 million for the Resolution imaging assets transferred to the venture. RadNet does not have controlling economic interest in SMIG and the investment is accounted for via the equity method.

On January 6, 2017, Image Medical Inc., a wholly owned subsidiary of RadNet, acquired a 49% economic interest ScriptSender, LLC, a partnership held by two individuals which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. Image Medical will contribute $3.0 million to the partnership for its 49% ownership stake over a three year period representing the maximum risk in the venture. As of June 30, 2017, the carrying amount of the investment is $2.8 million. We determined that ScriptSender, LLC is a VIE but we are not a primary beneficiary since RadNet does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE AND CAPITAL LEASES

Revolving credit facility, notes payable, and capital lease obligations:

As of the six months ended June 30, 2017 our debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2017	2016

First Lien Term Loans	466,813	478,938

Second Lien Term Loans	168,000	168,000

Discounts on term loans	(15,915)	(16,783)

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	787	980

Equipment notes payable at interest rates ranging from 3.3% to 5.6%, due through 2020, collateralized by medical equipment	269	341

Obligations under capital leases at interest rates ranging from 2.5% to 10.8%, due through 2022, collateralized by medical and office equipment	9,015	7,256
Total debt obligations	628,969	638,732
Less: current portion	(27,317)	(26,557)
Long term portion debt obligations	$601,652	$612,175

Term Loans, Revolving Credit Facility and Financing Activity Information:

At June 30, 2017, our credit facilities were comprised of two tranches of term loans (“First Lien Term Loans” and “Second Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Revolving Credit Facility”). As of June 30, 2017, we were in compliance with all covenants under our credit facilities.

Included in our consolidated balance sheets at June 30, 2017 are $618.9 million of senior secured term loan debt (net of unamortized discounts of $15.9 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$466,813	$(14,089)	$452,724
Second Lien Term Loans	$168,000	$(1,826)	$166,174
Total	$634,813	$(15,915)	$618,898

Our revolving credit facility had no aggregate principal amount outstanding as of June 30, 2017.

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

Interest. The interest rates payable on the First Lien Term Loans (after giving effect to the Fourth Amendment described above) are (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.25% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The three month Adjusted Eurodollar Rate at June 30, 2017 was 1.30%.

Payments. The scheduled quarterly principal payments of the First Lien Term Loans are approximately $6.1 million, with the balance due at maturity. Prior to the Restatement Amendment, the quarterly principal payments on the first lien term loans under the Prior First Lien Credit Agreement were approximately $6.2 million.

Maturity Date. The maturity date for the First Lien Term Loans shall be on the earliest to occur of (i) July 1, 2023, (ii) the date on which all First Lien Term Loans shall become due and payable in full under the First Lien Credit Agreement, whether by acceleration or otherwise, and (iii) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement has not been repaid, refinanced or extended prior to such date.

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

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. The termination date of the Revolving Credit Facility is the earliest to occur of: (i) July 1, 2021, (ii) the date the Revolving Credit Facility is permanently reduced to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, which addresses voluntary commitment reductions, (iii) the date of the termination of the Revolving Credit Facility due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement, and (iv) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement (described below) has not been repaid, refinanced or extended prior to such date. Amounts borrowed under the Revolving Credit Facility bear interest based on types of borrowings as follows (after giving effect to the Fourth Amendment described above): (i) unpaid principal on loans under the Revolving Credit Facility at the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.25% per annum or the Base Rate (as defined in the First Lien Credit Agreement) plus 2.25% per annum, (ii) letter of credit fees at 3.25% per annum and fronting fees for letters of credit at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

Second Lien Credit Agreement:

On March 25, 2014, we entered into a Second Lien Credit and Guaranty Agreement (as amended from time to time, the “Second Lien Credit Agreement”) pursuant to which we issued $180 million of secured term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans were used to redeem our 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes. On July 1, 2016, in conjunction with the restated First Lien Credit Agreement, a $12.0 million principal payment was made on the Second Lien Term Loans.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The three month Adjusted Eurodollar Rate at June 30, 2017 was 1.30%. The rate paid on the Second Lien Term Loan at June 30, 2017 was 8.15%.

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

NOTE 6 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we first amended and restated as of April 20, 2015 and again on March 9, 2017 (“the Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. As of June 30, 2017, we have reserved for issuance under the 2017 Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the 2017 Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over three to five years and expire five to ten years from the date of grant.

As of June 30, 2017, we had outstanding options to acquire 560,149 shares of our common stock, of which options to acquire 205,000 shares were exercisable. The following summarizes all of our option transactions for the six months ended June 30, 2017:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance, December 31, 2016	375,626	$6.82
Granted	184,523	6.30
Balance, June 30, 2017	560,149	6.65	5.79	$793,610
Exercisable at June 30, 2017	205,000	7.51	0.43	228,400

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2017. No options were exercised during the six months ended June 30, 2017. As of June 30, 2017, total unrecognized stock-based compensation expense related to non-vested employee awards was $919,897 which is expected to be recognized over a weighted average period of approximately 3.1 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of June 30, 2017, we have issued a total of 4,945,460 RSA’s of which 470,351 were unvested at June 30, 2017. The following summarizes all unvested RSA’s activities during the six months ended June 30, 2017:

		Weighted-Average
		Remaining
		Contractual	Weighted-Average
	RSA's	Term (Years)	Fair Value
RSA's unvested at December 31, 2016	573,145		$6.18
Changes during the period
Granted	681,448		$5.98
Vested	(784,242)		$6.02
RSA's unvested at June 30, 2017	470,351	0.86	$6.12

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the six months ended June 30, 2017 we issued 10,000 shares relating to these awards, amounting to $59,000 of compensation expense

Plan summary

In sum, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2017, we had issued 13,044,359 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 2,975,009 and 59,053 shares, respectively, there remain 3,989,703 shares available under the Restated Plan for future issuance.

NOTE 7 – SUBSEQUENT EVENTS

On July 1, 2017 our wholly owned subsidiary, Advanced Imaging Partners, Inc, sold a 25% noncontrolling interest in one of its imaging centers located in Timonium, Maryland to the University of Maryland St. Joseph Medical Center for $3.9 million.

On August 7, 2017 we acquired Diagnostic Imaging Associates (“DIA”) for $13.0 million in cash and $1.5 million in RadNet common stock. Located in the state of Delaware, DIA operates seven multimodality imaging centers and provides MRI, CT, Ultrasound, Mammography and X-Ray services.

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

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2017, we operated directly or indirectly through joint ventures with hospitals, 295 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Our operations compose a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the six months ended June 30, 2017 and 2016, we performed 3,095,613 and 3,063,359 diagnostic imaging procedures, respectively, and generated total net revenue of $459.0 million and $435.0 million, respectively.

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

We have determined that BRMG and the NY Groups are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $33.5 million and $33.0 million of revenue, net of management service fees to RadNet, for the three months ended June 30, 2017 and 2016, respectively, and $33.5 million and $33.0 million of operating expenses for the three months ended June 30, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $108.2 million and $104.1 million of net revenues for the three months ended June 30, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

BRMG and the NY Groups on a combined basis recognized $69.0 million and $66.9 million of revenue, net of management service fees to RadNet, for the six months ended June 30, 2017 and 2016, respectively, and $69.0 million and $66.9 million of operating expenses for the six months ended June 30, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $221.5 million and $208.0 million of net revenues for the six months ended June 30, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at June 30, 2017 and December 31, 2016, we have included approximately $104.0 million and $100.0 million, respectively, of accounts receivable and approximately $11.2 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Commercial insurance	$142,691	$134,962	$283,683	$266,439
Medicare	47,611	45,558	95,291	91,385
Medicaid	6,525	6,890	13,259	13,915
Workers' compensation/personal injury	8,867	8,966	17,925	18,485
Other(1)	8,362	7,383	16,648	14,377
Service fee revenue, net of contractual allowances and discounts	214,056	203,759	426,806	404,601
Provision for bad debts	(11,854)	(12,326)	(23,500)	(22,630)
Net service fee revenue	202,202	191,433	403,306	381,971
Revenue under capitation arrangements	27,812	27,132	55,721	52,982
Total net revenue	$230,014	$218,565	$459,027	$434,953

_______________________

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

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at June 30, 2017 totaled $244.5 million. Indefinite Lived Intangible Assets at June 30, 2017 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2016, noting no impairment, and have not identified any indicators of impairment through June 30, 2017.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of June 30, 2017.

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

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.5%	88.2%	88.5%	88.4%
Provision for bad debts	-4.9%	-5.3%	-4.9%	-4.9%
Net service fee revenue	83.6%	82.9%	83.6%	83.5%
Revenue under capitation arrangements	11.5%	11.8%	11.5%	11.6%
Total net revenue	95.1%	94.7%	95.1%	95.1%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	82.0%	84.0%	83.7%	85.4%
Depreciation and amortization	6.9%	6.8%	6.9%	7.0%
Loss on sale and disposal of equipment	0.2%	0.2%	0.1%	0.1%
Severance costs	0.1%	0.1%	0.1%	0.1%
Total operating expenses	89.2%	91.2%	90.8%	92.6%

INCOME FROM OPERATIONS	5.9%	3.5%	4.3%	2.4%

OTHER INCOME AND EXPENSES
Interest expense	4.2%	4.7%	4.3%	4.7%
Meaningful use incentive	0.0%	0.0%	-0.1%	-0.6%
Equity in earnings of joint ventures	-1.2%	-1.4%	-1.0%	-1.2%
Gain on sale of imaging centers	-1.0%	0.0%	-0.5%	0.0%
Gain from return of common stock	0.0%	-2.2%	0.0%	-1.1%
Other expenses	0.0%	0.0%	0.0%	0.0%
Total other expenses	2.1%	1.1%	2.7%	1.8%

INCOME BEFORE INCOME TAXES	3.8%	2.4%	1.6%	0.7%
Provision for income taxes	-1.5%	-1.0%	-0.7%	-0.2%
NET INCOME	2.3%	1.5%	0.9%	0.5%
Net (loss) income attributable to noncontrolling interests	0.1%	-0.1%	0.1%	0.0%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	2.2%	1.6%	0.8%	0.5%

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Service Fee Revenue

Service fee revenue for the three months ended June 30, 2017 was $214.1 million compared to $203.8 million for the three months ended June 30, 2016, an increase of $10.3 million, or 5.1%.

Inclusive of only centers in operation over the second quarters of 2017 and 2016, service fee revenue increased $7.8 million or 3.8%. Of the total 3.8% period over period increase, higher 2017 reimbursement fee schedule rates combined with a boost in procedure volumes for MRI, CT, PET and tomography scans yielded 2.7% growth with the remaining 1.1% attributable a rise in management fee revenue for services provided to our joint venture and external business operations. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2016. For the three months ended June 30, 2017, service fee revenue from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $3.3 million. For the three months ended June 30, 2016, service fee revenue from centers that were acquired or divested subsequent to April 1, 2016 and excluded in the above comparison was $803,000.

Provision for Bad Debts

Provision for bad debts decreased $472,000, or 3.8%, to approximately $11.9 million, or 5.5% of service fee revenue, for the three months ended June 30, 2017 compared to $12.3 million, or 6.1% of service fee revenue, for the three months ended June 30, 2016. We review our provision by the application of judgment based on factors such as contractual reimbursement rates, payor mix, the age of receivables, historical cash collection experience and other relevant information.

Net Service Fee Revenue

Service fee revenue for the three months ended June 30, 2017 was $202.2 million compared to $191.4 million for the three months ended June 30, 2016, an increase of $10.8 million, or 5.6%.

Inclusive of only centers in operation over the second quarters of 2017 and 2016, net service fee revenue increased $7.5 million or 3.9%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2016. For the three months ended June 30, 2017, net service fee revenue from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $3.6 million. For the three months ended June 30, 2016, service fee revenue from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $260,000.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended June 30, 2017 was $27.8 million compared to $27.1 million for the three months ended June 30, 2016, an increase of $680,000 or 2.5%

Revenue under capitation arrangements, limited to centers which were in operation throughout the first quarters of 2017 and 2016 increased 927,000, or 3.5%. The increase relates to revenues from growth in insured members under existing capitation plans combined with an annualized rise in reimbursement rates. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2016. For the three months ended June 30, 2017, no amounts were excluded for revenue under capitation arrangements from centers that were acquired or divested subsequent to April 1, 2016. For the three months ended June 30, 2016, revenue under capitation arrangements from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $249,000.

Operating Expenses

Cost of operations for the three months ended June 30, 2017 increased approximately $4.5 million, or 2.3%, from $194.1 million for the three months ended June 30, 2016 to $198.6 million for the three months ended June 30, 2017. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Salaries and professional reading fees, excluding stock-based compensation	$103,660	$100,812
Stock-based compensation	1,038	1,028
Building and equipment rental	19,244	19,487
Medical supplies	11,968	12,808
Other operating expenses *	62,701	59,927
Cost of operations	198,611	194,062
Depreciation and amortization	16,612	15,811
Loss on sale and disposal of equipment	453	441
Severance costs	177	173
Total operating expenses	$215,853	$210,487

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $2.8 million, or 2.8%, to $103.7 million for the three months ended June 30, 2017 compared to $100.8 million for the three months ended June 30, 2016.

Salaries and professional reading fees, limited to only those centers which were in operation throughout the second quarters of both 2017 and 2016, increased $3.2 million, or 3.3%. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2016. For the three months ended June 30, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $2.2 million. For the three months ended June 30, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $2.6 million.

Stock-based compensation

Stock-based compensation was $1.0 million for each of the three months ended June 30, 2017 and June 30, 2016.

Building and equipment rental

Building and equipment rental expenses decreased $243,000 or 1.3%, to $19.2 million for the three months ended June 30, 2017 compared to $19.5 million for the three months ended June 30, 2016.

Building and equipment rental expenses increased $247,000 or 1.3% for only centers which were in operation throughout the second quarters of both 2017 and 2016. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2016. For the three months ended June 30, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $299,000. For the three months ended June 30, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $789,000.

Medical supplies

Medical supplies expense decreased $840,000, or 6.6%, to $12.0 million for the three months ended June 30, 2017 compared to $12.8 million for the three months ended June 30, 2016.

Medical supplies expenses, including only those centers which were in operation throughout the second quarters of both 2017 and 2016, increased $528,000 or 4.9%. Higher cost of contrast imaging agents administered during advanced modality procedures was primarily responsible for the increase. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2016. For the three months ended June 30, 2017, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $572,000. For the three months ended June 30, 2016, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $1.9 million.

Other operating expenses

Other operating expenses increased $2.8 million, or 4.6%, to $62.7 million for the three months ended June 30, 2017 compared to $59.9 million for the three months ended June 30, 2016.

Other operating expenses rose $4.0 million or 6.8% for only centers which were in operation throughout the second quarters of both 2017 and 2016. This 6.8% increase primarily relates to increased professional services and outside legal fees. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2016. For the three months ended June 30, 2017, other operating expense from centers that were acquired or divested subsequent April 1, 2016 and excluded from the above comparison was approximately $929,000. For the three months ended June 30, 2016, other operating expenses from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $2.1 million.

Depreciation and amortization

Depreciation and amortization increased $801,000, or 5.1%, to $16.6 million for the three months ended June 30, 2017 compared to $15.8 million for the three months ended June 30, 2016.

Depreciation and amortization, limited to centers which were in operation throughout the second quarters of both 2017 and 2016, increased $968,000, or 6.3%. The 6.3% increase relates to increased depreciation expense stemming from recent company investments in digital radiology equipment, MRI and CT units, and infrastructure improvements to existing centers. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2016. For the three months ended June 30, 2017, depreciation expense from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $248,000. For the three months ended June 30, 2016, depreciation expense from centers that were acquired or divested subsequent to April 1, 2016 and excluded from the above comparison was $415,000.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $453,000 for the three months ended June 30, 2017 and approximately $441,000 for the three months ended June 30, 2016.

Interest expense

Interest expense for the three months ended June 30, 2017 decreased approximately $442,000, or 4.1%, to $10.3 million for the three months ended June 30, 2017 compared to $10.7 million for the three months ended June 30, 2016. Interest expense included $829,000 and $1.4 million of non-cash amortization for the three months ended June 30, 2017 and June 30, 2016, respectively. Excluding these non-cash amounts for each period, interest expense increased approximately $94,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was primarily due to premium payments on the interest rate cap agreements. See Derivative Instruments section of Note 2 to the consolidated condensed financial statements contained herein for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2017, we recognized equity in earnings from unconsolidated joint ventures of $3.0 million against $3.3 million earned over the same period ended June 30, 2016.

Gain on sale of imaging centers

We recognized a gain on the sale of 5 wholly owned imaging centers to the Rhode Island Medical Imaging, Inc. of approximately $1.9 million and a gain of $361,000 on the sale of two oncology practices to Cedars Sinai Medical Center for the three months ended June 30, 2017.

Provision for income taxes

We had an income tax expense for the three months ended June 30, 2017 of $3.5 million or 38.5% of income before income taxes, compared to the three months ended June 30, 2016 of an income tax expense of $2.3 million or 40.0% of the income before income taxes. The effective tax rate decreased by 1.5% due to the lack of stock compensation exercises in the current quarter.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Service Fee Revenue

Service fee revenue for the six months ended June 30, 2017 was $426.8 million compared to $404.6 million for the six months ended June 30, 2016, an increase of $22.2 million, or 5.5%.

Service fee revenue, inclusive of only those centers in operation throughout the first two quarters of both 2017 and 2016, increased $18.7 million or 4.8%. The overall 4.8% increase was precipitated by a 3.7% combined hike in volumes in advanced imaging modalities at the higher 2017 fee schedule reimbursement rates plus a 1.1% revenue increase on digital tomography procedures. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2016. For the six months ended June 30, 2017, service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $16.7 million. For the six months ended June 30, 2016, service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $13.2 million.

Provision for Bad Debts

Provision for bad debts increased $870,000, or 3.8%, to approximately $23.5 million, or 5.5% of service fee revenue, for the six months ended June 30, 2017 compared to $22.6 million, or 5.6% of service fee revenue, for the six months ended June 30, 2016. We review our provision by the application of judgment based on factors such as contractual reimbursement rates, payor mix, the age of receivables, historical cash collection experience and other relevant information.

Net Service Fee Revenue

Net service fee revenue for the six months ended June 30, 2017 was $403.3 million compared to $382.0 million for the six months ended June 30, 2016, an increase of $21.3 million, or 5.6%.

Net service fee revenue, inclusive of only those centers in operation throughout the first two quarters of both 2017 and 2016, increased $17.7 million or 4.8%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2016. For the six months ended June 30, 2017, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $15.6 million. For the six months ended June 30, 2016, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $12.0 million.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the six months ended June 30, 2017 was $55.7 million compared to $53.0 million for the six months ended June 30, 2016, an increase of $2.7 million or 5.2%.

Revenue under capitation arrangements, limited to centers which were in operation throughout the first two quarters of 2017 and 2016 increased $3.1, or 5.8%. The increase relates to revenues from growth in insured members under existing capitation plans combined with an annualized rise in reimbursement rates. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2016. For the six months ended June 30, 2017, no amounts were excluded for revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2016. For the six months ended June 30, 2016, capitation revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was approximately $350,000.

Operating Expenses

Cost of operations for the six months ended June 30, 2017 increased approximately $13.2 million, or 3.4%, from $390.1 million for the six months ended June 30, 2016 to $404.1 million for the six months ended June 30, 2017. The following table sets forth our cost of operations and total operating expenses for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2017	2016
Salaries and professional reading fees, excluding stock-based compensation	$211,931	$205,284
Stock-based compensation	4,314	3,761
Building and equipment rental	38,810	38,666
Medical supplies	24,327	25,429
Other operating expenses *	124,683	117,748
Cost of operations	404,065	390,888
Depreciation and amortization	33,266	32,223
Loss on sale and disposal of equipment	408	441
Severance costs	380	340
Total operating expenses	$438,119	$423,892

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $6.6 million, or 3.2%, to $211.9 million for the six months ended June 30, 2017 compared to $205.3 million for the six months ended June 30, 2016.

Salaries and professional reading fees, limited to only centers which were in operation throughout the first two quarters of 2017 and 2016, increased $6.5 million or 3.3%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the six months ended June 30, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $8.7 million. For the six months ended June 30, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was approximately $8.6 million.

Stock-based compensation

Stock-based compensation increased $553,000, or 14.7%, to approximately $4.3 million for the six months ended June 30, 2017 compared to $3.8 million for the six months ended June 30, 2016. This increase was driven by the higher fair value of RSA’s awarded and vested in the first six months of 2017 as compared to RSA’s awarded and vested in the same period in 2016.

Building and equipment rental

Building and equipment rental expenses increased $144,000, or 0.4%, to $38.8 million for the six months ended June 30, 2017 compared to $38.7 million for the six months ended June 30, 2016.

Building and equipment rental expenses, for only those centers which were in operation throughout the first and second quarters of 2017 and 2016, increased $554,000 or 1.5%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the six months ended June 30, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $1.5 million. For the six months ended June 30, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was approximately $1.9 million.

Medical supplies

Medical supplies expense decreased $1.1 million, or 4.3%, to $24.3 million for the six months ended June 30, 2017 compared to $25.4 million for the six months ended June 30, 2016.

Medical supplies expenses, including only those centers which were in operation throughout the first and second quarters of both 2017 and 2016, increased $762,000, or 3.6%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the six months ended June 30, 2017, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $2.5 million. For the six months ended June 30, 2016, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $4.4 million.

Other operating expenses

Other operating expenses increased $6.9 million, or 5.9%, to $124.7 million for the six months ended June 30, 2017 compared to $117.7 million for the six months ended June 30, 2016.

Other operating expenses, limited to centers which were in operation throughout the first and second quarters of both 2017 and 2016, increased $7.2 million, or 6.3%. This 6.3% increase was primarily generated from higher utility rates, legal services expenses and billing fees related to the installment of a new billing system. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the six months ended June 30, 2017, other operating expense from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $3.7 million. For the six months ended June 30, 2016, other operating expense from centers that were acquired or divested subsequent to January 1, 2016 was $3.9 million.

Depreciation and amortization

Depreciation and amortization increased $1.0 million, or 3.2%, to $33.3 million for the six months ended June 30, 2017 compared to $32.2 million for the six months ended June 30, 2016.

Depreciation and amortization, including only those centers which were in operation throughout the first and second quarters of both 2017 and 2016, increased $1.1 million, or 3.6%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the six months ended June 30, 2017, depreciation expense from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $1.1 million. For the six months ended June 30, 2016, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $1.2 million.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $408,000 for the six months ended June 30, 2017 and approximately $441,000 for the six months ended June 30, 2016.

Interest expense

Interest expense for the six months ended June 30, 2017 decreased approximately $883,000, or 4.1%, to $20.5 million for the six months ended June 30, 2017 compared to $21.4 million for the six months ended June 30, 2016. Interest expense included $1.7 million and $2.7 million of non-cash amortization for the six months ended June 30, 2017 and June 30, 2016, respectively. Excluding these non-cash amounts for each period, interest expense increased approximately $185,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was primarily due to premium payments on the interest rate cap agreements. See Derivative Instruments section of Note 2 to the consolidated condensed financial statements contained herein for more details on our derivative transactions.

Meaningful use incentive

For the six months ended June 30, 2017 and June 30, 2016, we recognized other income from meaningful use incentive in the amount of $250,000 and $2.8 million, respectively. These amounts were earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2017 we recognized equity in earnings from unconsolidated joint ventures of $4.9 million versus $5.6 million for the six months ended June 30, 2016, a decrease of $631,000 or 11.4%.

Gain on sale of imaging centers

During the six months ended June 30, 2017, we recognized a gain on the sale of 5 wholly owned imaging centers to the Rhode Island Medical Imaging, Inc. of approximately $1.9 million and a gain of $361,000 on the sale of two oncology practices to Cedars Sinai Medical Center.

Gain from return of common stock

For the six months ended June 30, 2016, we recorded a gain on return of common stock of $5.0 million.

Provision for income taxes

We had a tax provision for the six months ended June 30, 2017 of $3.1 million or 39.2% of income before income taxes, compared to a tax provision for the six months ended June 30, 2016 of $750,000 or 24.8% of income before income taxes. The effective tax rate was lower in the six months ended June 30, 2016 due to the effect of disqualifying dispositions of Incentive Stock Options.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to RadNet, Inc. common stockholders	$5,310	$3,622	$4,100	$2,225
Plus provision for income taxes	3,523	2,256	3,065	750
Plus other expenses	7	4	10	6
Less gain on sale of imaging centers	(2,301)	–	(2,301)	–
Less gain on return of common stock	–	(5,032)	–	(5,032)
Plus expenses of divested/closed operations	1,200	–	1,200	–
Plus acquisition related working capital adjustment	–	6,072	–	6,072
Plus interest expense	10,303	10,745	20,543	21,426
Plus severance costs	177	173	380	340
Plus loss on sale and disposal of equipment	453	441	408	441
Plus reimbursable legal expenses	723	–	723	–
Plus depreciation and amortization	16,612	15,811	33,266	32,223
Plus non-cash employee stock-based compensation	1,038	1,028	4,314	3,761
Adjusted EBITDA	$37,045	$35,120	$65,708	$62,212

Liquidity and Capital Resources

We had cash and cash equivalents of $12.7 million and accounts receivable of $170.2 million at June 30, 2017, compared to cash and cash equivalents of $20.6 million and accounts receivable of $164.2 million at December 31, 2016. We had a working capital balance of $55.9 million and $62.6 million at June 30, 2017 and December 31, 2016, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended June 30, 2017 and 2016 of $5.3 million and $3.6 million respectively. We had net income attributable to RadNet, Inc. common stockholders for the six months ended June 30, 2017 and June 30, 2016 of $4.1 million and $2.2 million respectively. We also had stockholders’ equity of $63.6 million and $52.1 million at June 30, 2017 and December 31, 2016, respectively.

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

Our $117.5 million revolving credit facility had no aggregate principal amount outstanding as of June 30, 2017. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

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

Sources and Uses of Cash

Cash provided by operating activities was $50.2 million and $51.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Cash used in investing activities was $46.0 million and $46.5 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, we purchased property and equipment for approximately $42.6 million, acquired imaging facilities for $9.9 million and received proceeds from the sale of imaging and oncology facilities of $5.6 million.

Cash used in financing activities was $12.1 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively. The cash used in financing activities for the six months ended June 30, 2017, was due to principal payments on our $466.8 million face value term loan, pay down on equipment notes and capital leases and $5.9 million in proceeds received for the sale of our 25% percent interest in West Valley Imaging, LLC. (See Notes 4 and 5 to the condensed consolidated financial statements herein).

As of June 30, 2017, we were in compliance with all covenants under the Original Credit Agreement (as amended by the 2013 Amendment, the 2014 Amendment, the 2015 Joinder, the 2016 Amendment and the 2017 Amendment) and the Second Lien Credit Agreement.

Included in our condensed consolidated balance sheet at June 30, 2017 is $618.9 million of senior secured term loan debt (net of unamortized discounts of $15.9 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$466,813	$(14,089)	$452,724
Second Lien Term Loans	$168,000	$(1,826)	$166,174
Total	$634,813	$(15,915)	$618,898

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

Interest. The interest rates payable on the First Lien Term Loans (after giving effect to the Fourth Amendment described above) are (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.25% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.25% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%. The three month Adjusted Eurodollar Rate at June 30, 2017 was 1.30%.

Payments. The scheduled quarterly principal payments of the First Lien Term Loans is approximately $6.1 million, with the balance due at maturity. Prior to the Restatement Amendment, the quarterly principal payments on the first lien term loans under the Prior First Lien Credit Agreement were approximately $6.2 million.

Maturity Date. The maturity date for the First Lien Term Loans shall be on the earliest to occur of (i)July 1, 2023, (ii) the date on which all First Lien Term Loans shall become due and payable in full under the First Lien Credit Agreement, whether by acceleration or otherwise, and (iii) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement has not been repaid, refinanced or extended prior to such date.

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

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. The termination date of the Revolving Credit Facility is the earliest to occur of: (i) July 1, 2021, (ii) the date the Revolving Credit Facility is permanently reduced to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, which addresses voluntary commitment reductions, (iii) the date of the termination of the Revolving Credit Facility due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement, and (iv) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement (described below) has not been repaid, refinanced or extended prior to such date. Amounts borrowed under the Revolving Credit Facility bear interest based on types of borrowings as follows (after giving effect to the Fourth Amendment described above): (i) unpaid principal on loans under the Revolving Credit Facility at the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.25% per annum or the Base Rate (as defined in the First Lien Credit Agreement) plus 2.25% per annum, (ii) letter of credit fees at 3.25% per annum and fronting fees for letters of credit at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate (as defined in the Second Lien Credit Agreement) plus 7.0% or (b) the Base Rate (as defined in the Second Lien Credit Agreement) plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The three month Adjusted Eurodollar Rate at June 30, 2017 was 1.30%. The rate paid on the Second Lien Term Loan at June 30, 2017 was 8.15%.

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

Subsequent Events

On July 1, 2017 our wholly owned subsidiary, Advanced Imaging Partners, Inc., sold a 25% non-controlling interest in one of its imaging centers located in Timonium, Maryland to the University of Maryland St. Joseph Medical Center for $3.9 million.

On August 7, 2017 we acquired Diagnostic Imaging Associates (“DIA”) for $13.0 million in cash and $1.5 million in RadNet common stock. Located in the state of Delaware, DIA operates seven multimodality imaging centers and provides MRI, CT, Ultrasound, Mammography and X-Ray services.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2017, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $31,000 in operating expenses.

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

At June 30, 2017, we had $460.8 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans under the First Lien Credit Agreement and $168.0 million on Second Lien Term Loans under the Second Lien Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans and the Second Lien Credit Agreement.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At June 30, 2017, 3 month LIBOR was 1.30%. The 2016 Caps are designed to provide a hedge against interest rate increases. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps. See Note 2 to the consolidated financial statements contained herein.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement and Second Lien Credit Agreement over the rates experienced in 2016 would, after considering the effects of the 2016 Caps, result in an increase of $6.3 million in annual interest expense and a corresponding decrease in income before taxes.  At June 30, 2017, an additional $6.1 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $61,000 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, our management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 because deficiencies in the design and operating effectiveness of several information technology dependent manual controls and certain information technology general controls (“ITGC’s”) related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of June 30, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2017 because of the material weakness described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Our management initially identified certain control deficiencies in connection with the review of our controls at December 31, 2016 and concluded that, as of June 30, 2017, the following control deficiencies related to the Company’s revenue and accounts receivable process continue to aggregate to a material weakness in the Company’s internal control over financial reporting:

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

Remediation Plan for Material Weakness

Our management, with oversight of our Audit Committee, has been actively engaged in developing a remediation plan to address the material weakness reported. During the quarter ended June 30, 2017, the Company continues to implement remediation efforts as follows:

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, management did not identify any change in internal control over financial reporting occurring during the quarter ended June 30, 2017 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RADNET, INC.
(Registrant)

Date: August 9, 2017	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*

This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

