Form 10-Q
period 2017-09-30
RadNet, Inc.
filed 2017-11-09
CIK 790526

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock outstanding on November 2, 2017 was 47,623,916 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,468	$20,638
Accounts receivable, net	168,593	164,210
Due from affiliates	1,314	2,428
Prepaid expenses and other current assets	23,181	28,435
Assets held for sale	–	2,203
Total current assets	201,556	217,914
PROPERTY AND EQUIPMENT, NET	245,919	247,725
OTHER ASSETS
Goodwill	253,140	239,553
Other intangible assets	40,920	42,682
Deferred financing costs	2,035	2,004
Investment in joint ventures	49,158	43,509
Deferred tax assets, net of current portion	48,325	50,356
Deposits and other	6,866	5,733
Total assets	$847,919	$849,476
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$105,100	$111,166
Due to affiliates	12,109	13,141
Deferred revenue	1,944	1,516
Current portion of deferred rent	2,742	2,961
Current portion of notes payable	30,235	22,031
Current portion of obligations under capital leases	4,617	4,526
Total current liabilities	156,747	155,341
LONG-TERM LIABILITIES
Deferred rent, net of current portion	26,225	24,799
Notes payable, net of current portion	579,921	609,445
Obligations under capital lease, net of current portion	3,173	2,730
Other non-current liabilities	7,895	5,108
Total liabilities	773,961	797,423
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 47,536,958, and 46,574,904 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in-capital	210,123	198,387
Accumulated other comprehensive (loss) gain	(1,376)	306
Accumulated deficit	(142,885)	(150,211)
Total RadNet, Inc.'s stockholders' equity	65,866	48,486
Noncontrolling interests	8,092	3,567
Total equity	73,958	52,053
Total liabilities and equity	$847,919	$849,476

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$211,313	$208,430	$638,119	$613,031
Provision for bad debts	(11,687)	(11,253)	(35,187)	(33,883)
Net service fee revenue	199,626	197,177	602,932	579,148
Revenue under capitation arrangements	27,981	27,466	83,702	80,448
Total net revenue	227,607	224,643	686,634	659,596
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	198,109	192,752	602,174	583,640
Depreciation and amortization	17,053	17,318	50,319	49,541
Loss (gain) on sale and disposal of equipment	420	(66)	828	375
Severance costs	1,186	2,188	1,566	2,528
Total operating expenses	216,768	212,192	654,887	636,084
INCOME FROM OPERATIONS	10,839	12,451	31,747	23,512

OTHER INCOME AND EXPENSES
Interest expense	10,169	11,404	30,712	32,830
Meaningful use incentive	–	–	(250)	(2,808)
Equity in earnings of joint ventures	(3,450)	(2,576)	(8,372)	(8,129)
Gain on sale of imaging centers	(845)	–	(3,146)	–
Gain from return of common stock	–	–	–	(5,032)
Other expenses	4	174	14	180
Total other expenses	5,878	9,002	18,958	17,041
INCOME BEFORE INCOME TAXES	4,961	3,449	12,789	6,471
Provision for income taxes	(1,112)	(1,461)	(4,177)	(2,211)
NET INCOME	3,849	1,988	8,612	4,260
Net income attributable to noncontrolling interests	623	344	1,286	391

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,226	$1,644	$7,326	$3,869

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.07	$0.04	$0.16	$0.08

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.07	$0.04	$0.16	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	46,953,705	45,868,629	46,760,583	46,337,993
Diluted	47,577,750	46,333,970	47,239,360	46,748,836

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$3,849	$1,988	$8,612	$4,260
Foreign currency translation adjustments	16	3	38	(166)
Change in fair value of cash flow hedge, net of taxes	2	–	(1,720)	–
COMPREHENSIVE INCOME	3,867	1,991	6,930	4,094
Less comprehensive income attributable to noncontrolling interests	623	344	1,286	391
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,244	$1,647	$5,644	$3,703

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Radnet, Inc. Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2017	46,574,904	$4	$198,387	$306	$(150,211)	$48,486	$3,567	$52,053
Stock-based compensation	–	–	5,032	–	–	5,032	–	5,032
Issuance of restricted stock and other awards	767,248	–	1,657	–	–	1,657	–	1,657
Issuance of stock for acquisitions	194,806	–	1,500	–	–	1,500	–	1,500
Sale to noncontrolling interests, net of taxes	–	–	3,547	–	–	3,547		3,547
Contributions from noncontrolling interests	–	–	–	–	–	–	4,304	4,304

Distributions paid to noncontrolling interests	–	–	–	–	–	–	(1,065)	(1,065)

Change in cumulative foreign currency translation adjustment	–	–	–	38	–	38	–	38

Change in fair value cash flow hedge, net of taxes	–	–	–	(1,720)	–	(1,720)	–	(1,720)
Net income	–	–	–	–	7,326	7,326	1,286	8,612
BALANCE - September 30, 2017	47,536,958	$4	$210,123	$(1,376)	$(142,885)	$65,866	$8,092	$73,958

The accompanying notes are an integral part of these financial statement

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,612	$4,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,319	49,541
Provision for bad debts	35,187	33,883
Gain from return of common stock	–	(5,032)
Equity in earnings of joint ventures	(8,372)	(8,129)
Distributions from joint ventures	6,785	2,929
Amortization deferred financing costs and loan discount	2,509	4,244
Loss on sale and disposal of equipment	828	375
Gain on sale of imaging centers	(3,146)	–
Stock-based compensation	5,842	4,918
Non cash severance	1,047	–
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(38,770)	(53,277)
Other current assets	2,981	10,420
Other assets	309	751
Deferred taxes	2,031	1,426
Deferred rent	2,137	(678)
Deferred revenue	428	60
Accounts payable, accrued expenses and other	6,857	9,039
Net cash provided by operating activities	75,584	54,730
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(22,904)	(6,603)
Investment at cost	(500)	–
Purchase of property and equipment	(52,807)	(52,110)
Proceeds from sale of imaging and medical practice assets	9,000	63
Cash distribution from new JV partner	1,473	994
Equity contributions in existing and purchase of interest in joint ventures	(80)	(1,374)
Net cash used in investing activities	(65,818)	(59,030)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(5,297)	(9,219)
Proceeds from borrowings	170,000	476,503
Payments on Term Loan Debt	(188,396)	(463,022)
Deferred financing costs and debt discount	(5,067)	(945)
Distributions paid to noncontrolling interests	(1,065)	(492)
Proceeds from sale of noncontrolling interest, net of taxes	7,726	–
Contributions from noncontrolling partners	125	–
Proceeds from revolving credit facility	182,000	344,600
Payments on revolving credit facility	(182,000)	(343,000)
Purchase of noncontrolling interests	–	(350)
Proceeds from issuance of common stock upon exercise of options	–	150
Net cash (used in) provided by financing activities	(21,974)	4,225
EFFECT OF EXCHANGE RATE CHANGES ON CASH	38	(13)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,170)	(88)
CASH AND CASH EQUIVALENTS, beginning of period	20,638	446
CASH AND CASH EQUIVALENTS, end of period	$8,468	$358
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$29,134	$26,819

The accompanying notes are an integral part of these financial statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $14.4 million and $14.7 million during the nine months ended September 30, 2017 and 2016, respectively, which were not paid for as of September 30, 2017 and 2016, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheets under accounts payable, accrued expenses and other.

During the nine months ended September 30, 2017 and 2016, we added capital lease debt of approximately $5.4 million and $1.3 million, respectively.

During the nine months ended September 30, 2017, we recorded an investment in joint venture of $3.0 million to ScriptSender LLC representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. See Note 4, Facility Acquisitions and Dispositions to the condensed consolidated financial statements contain herein for further information.

We transferred approximately $2.5 million in net assets in April 2017 to our new joint venture, Santa Monica Imaging Group LLC. See Note 4, Facility Acquisitions and Dispositions, to the condensed consolidated financial statements contain herein for further information.

We transferred approximately $4.6 million in net assets in July 2017 to a new majority owned subsidiary, Advanced Imaging at Timonium Crossing, LLC. See Note 4, Facility Acquisitions and Dispositions, to the condensed consolidated financial statements contain herein for further information.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2017, we operated directly or indirectly through joint ventures with hospitals, 298 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We contract with nine medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York (the “NY Groups”). These contracts are similar to our contract with BRMG. Six of these groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the NY Groups for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all cash flows of BRMG and the NY Groups are transferred to us.

We have determined that BRMG and the NY Groups are VIE’s, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $32.4 million and $34.2 million of revenue, net of management service fees to RadNet, for the three months ended September 30, 2017 and 2016, respectively, and $32.4 million and $34.2 million of operating expenses for the three months ended September 30, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $107.1 million and $113.1 million of net revenues for the three months ended September 30, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

BRMG and the NY Groups on a combined basis recognized $101.4 million and $101.2 million of revenue, net of management service fees to RadNet, for the nine months ended September 30, 2017 and 2016, respectively, and $101.4 million and $101.2 million of operating expenses for the nine months ended September 30, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $328.6 million and $321.1 million of net revenues for the nine months ended September 30, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at September 30, 2017 and December 31, 2016, we have included approximately $107.4 million and $100.0 million, respectively, of accounts receivable and approximately $15.3 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2017 and 2016 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2016, as amended.

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

ADOPTION OF ASU 2016-09 – Compensation – Stock Compensation - In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through the statement of operations when awards vest or are settled. We elected to early adopt the new guidance for the year ended December 31, 2016. Upon adoption using the modified retrospective transition method, we recorded a cumulative effect adjustment to recognize previously unrecognized excess tax benefits which increased deferred tax assets and reduced accumulated deficit by $7.1 million. The net tax benefit for 2016 resulting from adoption of the new guidance was approximately $400,000 and was reflected in our tax provision at December 31, 2016. The impact on our quarterly financial result for the three months ended September 30, 2016 was additional income tax expense of approximately $3,000. The impact on our financial statements for the nine months ended September 30, 2016 was as follows:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
In thousands except per share data	As previously reported	Impact of adoption	As currently reported
Provision for income taxes	$(2,531)	$320	$(2,211)
Net income	3,940	320	4,260
Net income attributable to Radnet Inc. common shareholders	3,549	320	3,869
Basic and diluted income per share	0.08	0.00	0.08

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	As previously reported	Impact of adoption	As currently reported
Net income	$3,940	$320	$4,260
Deferred taxes	1,746	(320)	1,426
Others	(5,774)	–	(5,774)
Net decrease in cash and cash equivalents	$(88)	$–	$(88)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands	As previously reported	Impact of adoption	As currently reported
Net income	$3,940	$320	$4,260
Foreign currency translation adjustments	(166)	–	(166)
Comprehensive income	3,774	320	4,094
Less comprehensive income attributable to noncontrolling interests	391	–	391

Comprehensive income attributable to Radnet Inc. common shareholders	$3,383	$320	$3,703

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Commercial Insurance	$140,956	$135,299	$424,639	$401,780
Medicare	47,941	48,740	143,234	140,089
Medicaid	6,233	7,554	19,491	21,461
Workers' Compensation/Personal Injury	8,626	9,449	26,550	27,935
Other	7,557	7,388	24,205	21,766
Service fee revenue, net of contractual allowances and discounts	211,313	208,430	638,119	613,031
Provision for bad debts	(11,687)	(11,253)	(35,187)	(33,883)
Net service fee revenue	199,626	197,177	602,932	579,148
Revenue under capitation arrangements	27,981	27,466	83,702	80,448
Total net revenue	$227,607	$224,643	$686,634	$659,596

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

MEANINGFUL USE INCENTIVE - Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada developed a Radiology Information System (RIS) software platform that has been awarded meaningful use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments, providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30, and record the meaningful use incentive within non-operating income only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $250,000 and $2.8 million during the nine months ended September 30, 2017 and 2016, respectively, relating to this incentive.

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $2.0 million for the nine month period ended September 30, 2017 as well as the year ended December 31, 2016 and such costs are solely related to our Revolving Credit Facility (as defined below). In conjunction with our Fourth Amendment and Fifth Amendment to our First Lien Credit Agreement (as defined below), a net addition of approximately $376,000 was added to deferred financing costs. See Note 5, Revolving Credit Facility, Notes Payable, and Capital Leases for more information.

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

GOODWILL- Goodwill at September 30, 2017 totaled $253.1 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We tested goodwill for impairment on October 1, 2016, noting no impairment, and have not identified any indicators of impairment through September 30, 2017. Activity in goodwill for the nine months ended September 30, 2017 is provided below (in thousands):

Balance as of December 31, 2016	$239,553
Goodwill acquired through the acquisition of Resolution Imaging Medical Corp	1,901
Goodwill acquired through the acquisition of MRI Centers Inc.	401
Goodwill disposed through the transfer to Santa Monica Imaging Group JV	(1,901)
Goodwill acquired through the acquisition of D&D Diagnostics, Inc.	1,519
Goodwill acquired through the acquisition of Stockton MRI, Inc.	3,101
Goodwill disposed through the sale of Hematology Oncology	(110)
Goodwill acquired through the acquisition of DIA, Inc.	9,185
Goodwill disposed through the sale of Breastlink Medical Group, Inc.	(509)
Balance as of September 30, 2017	$253,140

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

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components. Our unrealized gains or losses on foreign currency translation adjustments are included in comprehensive income. For the quarter ended December 31, 2016, we entered into an interest rate cap agreement. Assuming perfect effectiveness, any unrealized gains or losses related to the cap agreement that qualify for cash flow hedge accounting are classified as a component of comprehensive income. Any ineffectiveness is recognized in earnings. The components of comprehensive income for the three and nine months in the period ended September 30, 2017 are included in the condensed consolidated statements of comprehensive income.

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

ADOPTION of ASU 2017-12 – Targeted Improvements to Accounting for Hedging Activities - In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, (Topic 815). ASU 2017-12 is intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. These amendments also make targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments are effective beginning on January 1, 2019, although early adoption is permitted. Upon adoption, entities are required to apply the amendments in this update to hedging relationships existing on the date of adoption, reflected as of the beginning of the fiscal year. We elected to early adopt the new guidance and the adoption had no effect on our financial statements, as our 2016 Caps were continuously effective since their inception in the fourth quarter of 2016.

At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings.  In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e., change in fair value) is reported as a component of accumulated other comprehensive income in the consolidated statement of equity.

Below represents as of September 30, 2017 the fair value of our 2016 Caps and loss recognized:

The fair value of derivative instruments as of September 30, 2017 is as follows (amounts in thousands):

Derivatives	Balance Sheet Location	Fair Value – Liabilities
Interest rate contracts	Current and other non-current liabilities	$(1,975)

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss is as follows (amounts in thousands):

For the three months ended September 30, 2017
Effective Interest Rate Cap	Amount of Gain Recognized on Derivative	Location of Gain Recognized in Income on Derivative
Interest rate contracts	$2	Other Comprehensive Loss

For the nine months ended September 30, 2017
Effective Interest Rate Cap	Amount of Loss Recognized on Derivative	Location of Loss Recognized in Income on Derivative
Interest rate contracts	$(1,720)	Other Comprehensive Loss

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

The table below summarizes the estimated fair values of certain of our financial instruments that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Current and other non-current liabilities
Interest Rate Contracts	$–	$(1,975)	$–	$(1,975)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$–	$818	$–	$818

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$633,256	$–	$633,256	$628,542

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$483,129	$–	$483,129	$478,938
Second Lien Term Loans	$–	$167,580	$–	$167,580	$168,000

Our revolving credit facility had no aggregate principal amount outstanding as of September 30, 2017.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income attributable to RadNet, Inc.'s common stockholders	$3,226	$1,644	$7,326	$3,869

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,953,705	45,868,629	46,760,583	46,337,993
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.07	$0.04	$0.16	$0.08

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,953,705	45,868,629	46,760,583	46,337,993
Add nonvested restricted stock subject only to service vesting	315,830	260,389	237,595	190,428
Add additional shares issuable upon exercise of stock options and warrants	308,216	204,952	241,183	220,415
Weighted average number of common shares used in calculating diluted net income per share	47,577,750	46,333,970	47,239,360	46,748,836
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.07	$0.04	$0.16	$0.08

Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	–	165,000	225,050	272,084

INVESTMENT AT COST - On March 24, 2017, we acquired a 12.5% equity interest in Medic Vision – Imaging Solutions Ltd for $1.0 million. We also have an option to acquire an additional 12.5% equity interest for $1.4 million exercisable within one year from the initial share purchase date. Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. In accordance with ASC 325-20, Cost Method Investments, the investment is recorded at its cost of $1.0 million. No impairment in our investment was noted as of the quarter ended September 30, 2017.

INVESTMENT IN JOINT VENTURES – We have 14 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of September 30, 2017.

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2017 (in thousands):

Balance as of December 31, 2016	$43,509
Equity in earnings in these joint ventures	8,372
Distribution of earnings	(6,785)
Equity contributions in existing joint ventures	4,062
Balance as of September 30, 2017	$49,158

We received management service fees from the centers underlying these joint ventures of approximately $3.3 million and $2.9 million for the quarters ended September 30, 2017 and 2016, respectively and $9.9 million and $8.7 million for the nine months ended September 30, 2017 and 2016, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2017 and December 31, 2016 and income statement data for the nine months ended September 2017 and 2016 (in thousands):

Balance Sheet Data:	September 30, 2017	December 31, 2016
Current assets	$40,898	$40,093
Noncurrent assets	107,657	100,146
Current liabilities	(17,383)	(14,077)
Noncurrent liabilities	(43,115)	(44,405)
Total net assets	$88,057	$81,757

Book value of RadNet joint venture interests	$41,879	$38,538
Cost in excess of book value of acquired joint venture interests	7,279	4,970
Total value of Radnet joint venture interests	$49,158	$43,509

Total book value of other joint venture partner interests	$46,178	$43,219

Income statement data for the nine months ended September 30,	2017	2016
Net revenue	$133,108	$119,920
Net income	$16,034	$18,001

NOTE 3 – RECENT ACCOUNTING STANDARDS

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted. We are evaluating the effect of this guidance.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. ASU 2017-01 is effective for annual periods beginning after December 31, 2017 including interim periods within those periods. We are evaluating the effect of this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. We are currently evaluating the impact this guidance will have on our consolidated financial statements, but expect this adoption will result in a significant increase in the assets and liabilities related to our leased properties and equipment.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will become effective for the Company on January 1, 2018. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures. We believe the most significant impact will be to the presentation of our statement of operations where the provision for bad debts will be recorded as a direct reduction to revenues and will not be presented as a separate line item. We expect to adopt the new standard using the modified retrospective approach.

NOTE 4 – FACILITY ACQUISITIONS AND DISPOSITIONS

Acquisitions

On August 7, 2017 we acquired Diagnostic Imaging Associates (“DIA”) for $13.0 million in cash and $1.5 million in RadNet common stock. Located in the state of Delaware, DIA operates five multi-modality imaging locations which provide MRI, CT, Ultrasound, Mammography and X-Ray services. We have made a preliminary fair value determination of the acquired assets and approximately $4.5 million of fixed assets and equipment, $800,000 in current assets, a $50,000 covenant not to compete, and $9.2 million in goodwill were recorded.

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

Dispositions

On September 1, 2017 we completed the equity sale of a wholly owned breast oncology practice, Breastlink Medical Group, Inc., to Verity Medical Foundation for approximately $2.8 million. We recorded a gain of approximately $845,000 and incurred severance expense of approximately $1.2 million on this transaction.

On July 1, 2017 we formed a majority owned subsidiary, Advanced Imaging at Timonium Crossing, LLC, in conjunction with the University of Maryland St. Joseph Medical Center. As part of that transaction, we sold a 25% noncontrolling interest in an imaging center of our wholly owned subsidiary, Advanced Imaging Partners, Inc, to the University of Maryland St. Joseph Medical Center for $3.9 million. On the date of sale, the net book value of the 25% interest was $1.1 million and the proceeds in excess of net book value amounting to $2.8 million were recorded to equity in accordance with accounting regulations.

On April 28, 2017 we completed the sale of five imaging centers operating in Rhode Island to Rhode Island Medical Imaging, Inc. for approximately $4.5 million. We recorded a gain of approximately $1.9 million in the second quarter with regard to this transaction and have no remaining imaging centers in the state.

On April 1, 2017 we received from Cedars Sinai Medical Center $5.9 million in exchange for a 25% noncontrolling interest in the West Valley Imaging Group, LLC (“WVI”). The determined net book value of the 25% interest was approximately $3.0 million. The proceeds in excess of the net book value, amounting to $1.8 million net of taxes, were recorded to equity in accordance with accounting guidance. RadNet exercises controlling financial interest and holds a 75% economic interest in WVI.

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

On January 6, 2017, Image Medical Inc., a wholly owned subsidiary of RadNet, acquired a 49% economic interest ScriptSender, LLC, a partnership held by two individuals which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. Image Medical will contribute $3.0 million to the partnership for its 49% ownership stake over a three year period representing the maximum risk in the venture. As of September 30, 2017, the carrying amount of the investment is $2.7 million. We determined that ScriptSender, LLC is a VIE but we are not a primary beneficiary since RadNet does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE AND CAPITAL LEASES

Revolving credit facility, notes payable, and capital lease obligations:

As of the nine months ended September 30, 2017 our debt obligations consist of the following (in thousands):

	September 30,	December 31,
	2017	2016

First Lien Term Loans	628,542	478,938

Second Lien Term Loans	–	168,000

Discounts on term loans	(19,309)	(16,783)

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	690	980

Equipment notes payable at interest rates ranging from 3.3% to 5.6%, due through 2020, collateralized by medical equipment	233	341

Obligations under capital leases at interest rates ranging from 4.3% to 11.2%, due through 2022, collateralized by medical and office equipment	7,790	7,256
Total debt obligations	617,946	638,732
Less: current portion	(34,852)	(26,557)
Long term portion debt obligations	$583,094	$612,175

Term Loans, Revolving Credit Facility and Financing Activity Information:

At September 30, 2017, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Revolving Credit Facility”). As of September 30, 2017, we were in compliance with all covenants under our credit facilities.

Included in our consolidated balance sheets at September 30, 2017 are $609.2 million of senior secured term loan debt (net of unamortized discounts of $19.3 million) in thousands:

	Face Value	Discount	Total Carrying Value
Total First Lien Term Loans	$628,542	$(19,309)	$609,233

Our revolving credit facility had no aggregate principal amount outstanding as of September 30, 2017.

The following describes our 2017 financing activities:

Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement

On August 22, 2017, we entered into Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Fifth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fifth Amendment, we issued $170 million in incremental First Lien Term Loans, the proceeds of which were used to repay in full all outstanding Second Lien Term Loans and all other obligations under the Second Lien Credit Agreement.

Pursuant to the Fifth Amendment, we also changed the interest rate margin applicable to borrowings under the First Lien Credit Agreement. While borrowings under the First Lien Credit Agreement continue to bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement), plus an applicable margin. The applicable margin for Adjusted Eurodollar Rate borrowings and Base Rate borrowings was changed from 3.25% and 2.25%, respectively, to 3.75% and 2.75%, respectively, through an initial period which ends when financial reporting is delivered for the period ending September 30, 2017. Thereafter, the rates of the applicable margin for borrowing under the First Lien Credit Agreement will adjust depending on our leverage ratio, according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At September 30, 2017 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.31% and 4.25%, respectively.

Pursuant to the Fifth Amendment, the First Lien Credit Agreement was also amended to (i) provide for quarterly payments of principal of the First Lien Term Loans in the amount of approximately $8.3 million, as compared to approximately $6.1 million prior to the Fifth Amendment, (ii) extend the call protection provided to the holders of the First Lien Term Loans for a period of twelve months following the date of the Fifth Amendment and (iii) provide us with additional operating flexibility, including the ability to incur certain additional debt and to make certain additional restricted payments, investments and dispositions, in each case as more fully set forth in the Fifth Amendment. Total issue costs for the Fifth Amendment aggregated to approximately $4.7 million. Of this amount, $4.1 million was identified and capitalized as discount on debt, $350,000 was capitalized as deferred financing costs and the remaining $235,000 was expensed. Amounts capitalized will be amortized over the remaining term of the agreement.

Fourth Amendment to First Lien Credit Agreement

On February 2, 2017, we entered into Amendment No. 4 (the “Fourth Amendment”) to our First Lien Credit Agreement. Pursuant to the Fourth Amendment, the interest rate charged for the applicable margin on the First Lien Term Loans and the Revolving Credit Facility was reduced by 50 basis points, from 3.75% to 3.25%. The minimum LIBOR rate underlying the First Lien Term loans remains at 1.0%. Except for such reduction in the interest rate on credit extensions, the Fourth Amendment did not result in any other material modifications to the First Lien Credit Agreement. RadNet incurred expenses for the transaction in the amount of $543,000, which was recorded to discount on debt and will be amortized over the remaining term of the agreement.

The following describes our applicable financing prior to giving effect to the Fourth Amendment and Fifth Amendment discussed above.

First Lien Credit Agreement

On July 1, 2016, we entered into the First Lien Credit Agreement pursuant to which we amended and restated our then existing first lien credit facilities. Pursuant to the First Lien Credit Agreement, we originally issued $485 million of First Lien Term Loans and established the $117.5 million Revolving Credit Facility. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the prior credit and guaranty agreement, make a $12.0 million principal payment of the Second Lien Term Loans , pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.

Interest. The interest rates payable on the First Lien Term Loans were (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%.

Payments. The scheduled quarterly principal payments of the First Lien Term Loans was approximately $6.1 million, with the balance due at maturity.

Maturity Date. The maturity date for the First Lien Term Loans shall be on the earliest to occur of (i) July 1, 2023, (ii) the date on which all First Lien Term Loans shall become due and payable in full under the First Lien Credit Agreement, whether by acceleration or otherwise, and (iii) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement had not been repaid, refinanced or extended prior to such date.

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

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. The termination date of the Revolving Credit Facility is the earliest to occur of: (i) July 1, 2021, (ii) the date the Revolving Credit Facility is permanently reduced to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, which addresses voluntary commitment reductions, (iii) the date of the termination of the Revolving Credit Facility due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement, and (iv) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement had not been repaid, refinanced or extended prior to such date. Amounts borrowed under the Revolving Credit Facility bear interest based on types of borrowings as follows: (i) unpaid principal on loans under the Revolving Credit Facility at the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum, (ii) letter of credit fees at 3.75% per annum and fronting fees for letters of credit at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

Second Lien Credit Agreement:

On March 25, 2014, we entered into the Second Lien Credit Agreement pursuant to which we issued $180 million of Second Lien Term Loans. The proceeds from the Second Lien Term Loans were used to redeem our 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes. On July 1, 2016, in conjunction with the restated First Lien Credit Agreement, a $12.0 million principal payment was made on the Second Lien Term Loans. On August 22, 2017 the Second Lien Credit Agreement was repaid and refinanced with the proceeds of First Lien Term Loans issued under the Fifth Amendment, as described above.

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

As of September 30, 2017, we had outstanding options to acquire 515,149 shares of our common stock, of which options to acquire 160,000 shares were exercisable. The following summarizes all of our option transactions for the nine months ended September 30, 2017:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance, December 31, 2016	375,626	$6.82
Granted	184,523	6.30
Canceled, forfeited or expired	(45,000)	9.50
Balance, September 30, 2017	515,149	6.40	6.04	$2,651,576
Exercisable at September 30, 2017	160,000	6.95	0.28	736,800

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on September 30, 2017. No options were exercised during the nine months ended September 30, 2017. As of September 30, 2017, total unrecognized stock-based compensation expense related to non-vested employee awards was $843,208 which is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of September 30, 2017, we have issued a total of 4,945,460 RSA’s of which 449,851 were unvested at September 30, 2017. The following summarizes all unvested RSA’s activities during the nine months ended September 30, 2017:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2016	573,145		$6.18
Changes during the period
Granted	681,448		5.98
Vested	(804,742)		6.02
RSA's unvested at September 30, 2017	449,851	0.57	$6.12

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the nine months ended September 30, 2017 we issued 35,800 shares relating to these awards, amounting to $361,370 of compensation expense.

Plan summary

In sum, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2017, we had issued 13,070,159 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 3,020,009 and 59,053 shares, respectively, there remain 4,008,903 shares available under the Restated Plan for future issuance.

NOTE 7 – SUBSEQUENT EVENTS

On October 5, 2017 we completed our acquisition of all of the outstanding equity interests in RadSite, LLC, for $1.0 million in common stock and $670,000 in cash. RadSite provides both quality certification and accreditation programs for imaging providers in accordance with standards of private insurance payors and federal regulations under Medicare.

On October 1, 2017 we completed our acquisition of certain assets of Remote Diagnostic Imaging P.L.L.C., consisting of a single multi-modality center located in New York, New York, for purchase consideration of $3.9 million.

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

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2017, we operated directly or indirectly through joint ventures with hospitals, 298 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Our operations compose a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the nine months ended September 30, 2017 and 2016, we performed 4,624,317 and 4,589,685 diagnostic imaging procedures, respectively, and generated total net revenue of $686.6 million and $659.6 million, respectively.

The consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”). BRMG is a partnership of ProNet Imaging Medical Group, Inc and Beverly Radiology Medical Group, Inc. The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc., Radiologix, Inc., Radnet Managed Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (“DIS”), all wholly owned subsidiaries of Radnet Management. All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

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

We contract with nine medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York (the “NY Groups”). These contracts are similar to our contract with BRMG. Six of these groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the NY Groups for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all cash flows of BRMG and the NY Groups are transferred to us.

We have determined that BRMG and the NY Groups are VIE’s, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $32.4 million and $34.2 million of revenue, net of management service fees to RadNet, for the three months ended September 30, 2017 and 2016, respectively, and $32.4 million and $34.2 million of operating expenses for the three months ended September 30, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $107.1 million and $113.1 million of net revenues for the three months ended September 30, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

BRMG and the NY Groups, on a combined basis, recognized $101.4 million and $101.2 million of revenue, net of management service fees to RadNet, for the nine months ended September 30, 2017 and 2016, respectively, and $101.4 million and $101.2 million of operating expenses for the nine months ended September 30, 2017 and 2016, respectively. RadNet recognized in its condensed consolidated statement of operations $328.6 million and $321.1 million of net revenues for the nine months ended September 30, 2017, and 2016 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at September 30, 2017 and December 31, 2016, we have included approximately $107.4 million and $100.0 million, respectively, of accounts receivable and approximately $15.3 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Commercial Insurance	$140,956	$135,299	$424,639	$401,780
Medicare	47,941	48,740	143,234	140,089
Medicaid	6,233	7,554	19,491	21,461
Workers' Compensation/Personal Injury	8,626	9,449	26,550	27,935
Other	7,557	7,388	24,205	21,766
Service fee revenue, net of contractual allowances and discounts	211,313	208,430	638,119	613,031
Provision for bad debts	(11,687)	(11,253)	(35,187)	(33,883)
Net service fee revenue	199,626	197,177	602,932	579,148
Revenue under capitation arrangements	27,981	27,466	83,702	80,448
Total net revenue	$227,607	$224,643	$686,634	$659,596

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

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at September 30, 2017 totaled $253.1 million. Indefinite Lived Intangible Assets at September 30, 2017 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2016, noting no impairment, and have not identified any indicators of impairment through September 30, 2017.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2017.

Recent Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). ASU 2017-04 is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted. We are evaluating the effect of this guidance.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. ASU 2017-01 is effective for annual periods beginning after December 31, 2017 including interim periods within those periods. We are evaluating the effect of this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. We are currently evaluating the impact this guidance will have on our consolidated financial statements, but expect this adoption will result in a significant increase in the assets and liabilities related to our leased properties and equipment.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will become effective for the Company on January 1, 2018. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures. We believe the most significant impact will be to the presentation of our statement of operations where the provision for bad debts will be recorded as a direct reduction to revenues and will not be presented as a separate line item. We expect to adopt the new standard using the modified retrospective approach.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.3%	88.4%	88.4%	88.4%
Provision for bad debts	-4.9%	-4.8%	-4.9%	-4.9%
Net service fee revenue	83.4%	83.6%	83.5%	83.5%
Revenue under capitation arrangements	11.7%	11.6%	11.6%	11.6%
Total net revenue	95.1%	95.2%	95.1%	95.1%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	82.8%	81.7%	83.4%	84.1%
Depreciation and amortization	7.1%	7.3%	7.0%	7.1%
Loss on sale and disposal of equipment	0.2%	0.0%	0.1%	0.1%
Severance costs	0.5%	0.9%	0.2%	0.4%
Total operating expenses	90.6%	89.9%	90.7%	91.7%

INCOME FROM OPERATIONS	4.5%	5.3%	4.4%	3.4%

OTHER INCOME AND EXPENSES
Interest expense	4.2%	4.8%	4.2%	4.7%
Meaningful use incentive	0.0%	0.0%	0.0%	-0.4%
Equity in earnings of joint ventures	-1.4%	-1.1%	-1.2%	-1.2%
Gain on sale of imaging centers	-0.4%	0.0%	-0.4%	0.0%
Gain from return of common stock	0.0%	0.0%	0.0%	-0.7%
Other expenses	0.0%	0.1%	0.0%	0.0%
Total other expenses	2.4%	3.8%	2.6%	2.4%

INCOME BEFORE INCOME TAXES	2.1%	1.5%	1.8%	1.0%
Provision for income taxes	-0.5%	-0.7%	-0.6%	-0.3%
NET INCOME	1.6%	0.8%	1.2%	0.7%
Net income attributable to noncontrolling interests	0.3%	0.1%	0.2%	0.1%
NET INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	1.3%	0.7%	1.0%	0.6%

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Service Fee Revenue

Service fee revenue for the three months ended September 30, 2017 was $211.3 million compared to $208.4 million for the three months ended September 30, 2016, an increase of $2.9 million, or 1.4%.

Provision for Bad Debts

Provision for bad debts increased $434,000, or 3.9%, to approximately $11.6 million, or 5.5% of service fee revenue, for the three months ended September 30, 2017 compared to $11.3 million, or 5.4% of service fee revenue, for the three months ended September 30, 2016. We review our provision by the application of judgment based on factors such as contractual reimbursement rates, payor mix, the age of receivables, historical cash collection experience and other relevant information.

Net Service Fee Revenue

Total net service fee revenue for the three months ended September 30, 2017 was $199.6 million compared to $197.2 million for the three months ended September 30, 2016, an increase of $2.5 million or 1.2%.

Total net service fee revenue, limited to only centers which were in operation throughout the third quarters of both 2017 and 2016, increased $4.8 million, or 2.6%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2016. For the three months ended September 30, 2017, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $7.3 million. For the three months ended September 30, 2016, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $9.6 million.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended September 30, 2017 was $28.0 million compared to $27.5 million for the three months ended September 30, 2016, an increase of $515,000 or 1.9%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the third quarters of both 2017 and 2016 increased $559,000, or 2.0%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2016. For the three months ended September 30, 2017, revenue under capitation arrangements from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $45,000. For the three months ended September 30, 2016, revenue under capitation arrangements from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $89,000.

Operating Expenses

Cost of operations for the three months ended September 30, 2017 increased approximately $5.4 million, or 2.8%, from $192.8 million for the three months ended September 30, 2016 to $198.1 million for the three months ended September 30, 2017. The following table sets forth our cost of operations and total operating expenses for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016

Salaries and professional reading fees, excluding stock-based compensation	$104,019	$100,220
Stock-based compensation	1,528	1,157
Building and equipment rental	20,249	17,611
Medical supplies	10,594	13,190
Other operating expenses *	61,719	60,574
Cost of operations	198,109	192,752

Depreciation and amortization	17,053	17,318
Loss (gain) on sale and disposal of equipment	420	(66)
Severance costs	1,186	2,188
Total operating expenses	$216,768	$212,192

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $3.8 million, or 3.8%, to $104.0 million for the three months ended September 30, 2017 compared to $100.2 million for the three months ended September 30, 2016.

Salaries and professional reading fees, when involving only those centers which were in operation throughout the third quarters of both 2017 and 2016, increased $3.6 million, or 3.7%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2016. For the three months ended September 30, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $4.4 million. For the three months ended September 30, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $4.2 million.

Stock-based compensation

Stock-based compensation increased $371,000, or 32.1%, to approximately $1.5 million for the three months ended September 30, 2017 compared to $1.2 million for the three months ended September 30, 2016. This increase was driven by the higher fair value of RSA’s awarded and vested in the three month period ending September 30, 2017 as compared to RSA’s awarded and vested in the same period in 2016.See Note 6 to the condensed consolidated financial statements contained herein.

Building and equipment rental

Building and equipment rental expenses increased $2.6 million or 15.0%, to $20.2 million for the three months ended September 30, 2017 compared to $17.6 million for the three months ended September 30, 2016.

Building and equipment rental expenses, limited to only those centers which were in operation throughout the third quarters of both 2017 and 2016, increased $2.8 million, or 16.4% as a result of additional leased supplemental radiology and computer equipment in support of imaging center operations. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2016. For the three months ended September 30, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was approximately $600,000. For the three months ended September 30, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was approximately $800,000.

Medical supplies

Medical supplies expense decreased $2.6 million, or 19.7%, to $10.6 million for the three months ended September 30, 2017 compared to $13.2 million for the three months ended September 30, 2016.

Medical supplies expenses, including only those centers which were in operation throughout the third quarters of both 2017 and 2016, increased $675,000, or 8.8% due to the higher cost of contrast imaging agents administered during advanced modality procedures. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2016. For the three months ended September 30, 2017, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $2.2 million. For the three months ended September 30, 2016, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $5.5 million.

Other operating expenses

Other operating expenses increased $1.1 million, or 1.9%, to $61.7 million for the three months ended September 30, 2017 compared to $60.6 million for the three months ended September 30, 2016.

Other operating expenses, limited to only those centers which were in operation throughout the third quarters of both 2017 and 2016, increased $1.9 million, or 3.2%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2016. For the three months ended September 30, 2017, other operating expense from centers that were acquired or divested subsequent July 1, 2016 and excluded from the above comparison was $1.2 million. For the three months ended September 30, 2016, other operating expenses from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $2.0 million.

Depreciation and amortization

Depreciation and amortization decreased $265,000, or 1.5%, to $17.1 million for the three months ended September 30, 2017 compared to $17.3 million for the three months ended September 30, 2016.

Depreciation and amortization, limited to only those centers which were in operation throughout the third quarters of both 2017 and 2016, decreased $296,000, or 1.8%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2016. For the three months ended September 30, 2017, depreciation expense from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $450,000. For the three months ended September 30, 2016, depreciation expense from centers that were acquired or divested subsequent to July 1, 2016 and excluded from the above comparison was $419,000.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $420,000 for the three months ended September 30, 2017 and a gain on disposal of equipment of approximately $66,000 for the three months ended September 30, 2016.

Severance Costs

We incurred severance expenses of $1.2 million for the three months ended September 30, 2017 related to disposition activities within the quarter. We incurred severance expenses of $2.2 million for the three months ended September 30, 2016 related to the integration of acquisitions in the state of New York.

Interest expense

Interest expense for the three months ended September 30, 2017 decreased approximately $1.2 million, or 10.8%, to $10.2 million for the three months ended September 30, 2017 compared to $11.4 million for the three months ended September 30, 2016. Interest expense for the three months ended September 30, 2017 included $877,000 of combined non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash items. Interest expense for the three months ended September 30, 2016 included $858,000 of combined non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash items plus write-off of deferred loan costs due to refinancing of $709,000. Excluding these non-cash amounts for each period, interest expense decreased approximately $545,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was mainly due to the reduction in effective interest rates as a result of the refinance of our credit facilities in February 2017. See “Liquidity and Capital Resources” below for more details on our credit facilities.

Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2017, we recognized equity in earnings from unconsolidated joint ventures of $3.5 million against $2.6 million earned over the same period ended September 30, 2016, a 33.9% increase.

Gain on sale of imaging centers and medical practice

We recorded a gain on sale of a breast oncology practice of $845,000 for the three months ended September 30, 2017. See Note 4 to the consolidated condensed financial statements contained herein for more information.

Provision for income taxes

We had an income tax expense for the three months ended September 30, 2017 of $1.1 million or 22.4% of income before income taxes, compared to the three months ended September 30, 2016 with an income tax expense of $1.5 million or 42.3% of the income before income taxes. For the quarter ended September 30, 2017 a valuation allowance was reversed based on historical earnings and forecasts of future taxable income, resulting in the recognition of a one time $1.1 million tax benefit and hence a lower effective tax rate for the quarter.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Service Fee Revenue

Service fee revenue for the nine months ended September 30, 2017 was $638.1 million compared to $613.0 million for the nine months ended September 30, 2016, an increase of $25.1 million, or 4.09%.

Provision for Bad Debts

Provision for bad debts increased $1.3 million, or 3.9%, to approximately $35.2 million, or 5.5% of service fee revenue for the nine months ended September 30, 2017 compared to $33.9 million, or 5.5% of service fee revenue, for the nine months ended September 30, 2016. We review our provision by the application of judgment based on factors such as contractual reimbursement rates, payor mix, the age of receivables, historical cash collection experience and other relevant information.

Net Service Fee Revenue

Net Service Fee Revenue for the nine months ended September 30, 2017 was $602.9 million compared to $579.1 million for the nine months ended September 30, 2016, an increase of $23.8 million or 4.1%.

Net Service Fee Revenue, including only those centers which were in operation throughout the third quarters of both 2017 and 2016 increased $22.0 million, or 4.0%.The overall 4.0% increase was precipitated by a 2.4% hike in volumes in advanced imaging modalities at the higher 2017 fee schedule reimbursement rates plus a 1.0% revenue increase on digital tomography procedures. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2016. For the nine months ended September 30, 2017, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $35.9 million. For the nine months ended September 30, 2016, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $34.1 million.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the nine months ended September 30, 2017 was $83.7 million compared to $80.4 million for the nine months ended September 30, 2016, an increase of $3.3 million or 4.0%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first three quarters of 2017 and 2016 increased $3.6 million, or 4.5%. The increase relates to revenues from growth in insured members under existing capitation plans combined with an annualized rise in reimbursement rates. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2016. For the nine months ended September 30, 2017, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $58,000. For the nine months ended September 30, 2016, capitation revenue from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $407,000.

Operating Expenses

Cost of operations for the nine months ended September 30, 2017 increased approximately $18.3 million, or 3.1%, from $583.6 million for the nine months ended September 30, 2016 to $601.9 million for the nine months ended September 30, 2017. The following table sets forth our cost of operations and total operating expenses for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016

Salaries and professional reading fees, excluding stock-based compensation	$315,949	$305,848
Stock-based compensation	5,842	4,918
Building and equipment rental	59,059	56,277
Medical supplies	34,921	38,619
Other operating expenses *	186,403	177,978
Cost of operations	602,174	583,640

Depreciation and amortization	50,319	49,541
Loss on sale and disposal of equipment	828	375
Severance costs	1,566	2,528
Total operating expenses	$654,887	$636,084

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $10.1 million, or 3.3%, to $315.9 million for the nine months ended September 30, 2017 compared to $305.8 million for the nine months ended September 30, 2016.

Salaries and professional reading fees, limited to those centers which were in operation throughout the first three quarters of both 2017 and 2016, increased $9.1 million or 3.2%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the nine months ended September 30, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $19.3 million. For the nine months ended September 30, 2016, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was approximately $18.3 million.

Stock-based compensation

Stock-based compensation increased $924,000, or 18.8%, to approximately $5.8 million for the nine months ended September 30, 2017 compared to $4.9 million for the nine months ended September 30, 2016. This increase was driven by the higher fair value of RSA’s awarded and vested in the first nine months of 2017 as compared to RSA’s awarded and vested in the same period in 2016.

Building and equipment rental

Building and equipment rental expenses increased $2.8 million or 4.9%, to $59.1 million for the nine months ended September 30, 2017 compared to $56.3 million for the nine months ended September 30, 2016.

Building and equipment rental expenses, including only those centers which were in operation throughout the first three quarters of both 2017 and 2016, increased $2.7 million, or 5.1%, mainly related to additional leases for supplemental radiology and computer equipment in support of imaging center operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the nine months ended September 30, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $2.9 million. For the nine months ended September 30, 2016, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was also $2.8 million.

Medical supplies

Medical supplies expense decreased $3.7 million, or 9.6%, to $34.9 million for the nine months ended September 30, 2017 compared to $38.6 million for the nine months ended September 30, 2016.

Medical supplies expenses, including only those centers which were in operation throughout the first three quarters of both 2017 and 2016, increased $991,000, or 4.4% due to higher cost of contrast imaging agents administered during advanced modality procedures. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the nine months ended September 30, 2017, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $11.2 million. For the nine months ended September 30, 2016, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $15.9 million.

Other operating expenses

Other operating expenses increased $8.4 million, or 4.7%, to $186.4 million for the nine months ended September 30, 2017 compared to $178.0 million for the nine months ended September 30, 2016.

Other operating expenses, limited to centers which were in operation throughout the first three quarters of both 2017 and 2016, increased $10.2 million, or 6.0%. This 6.0% increase was primarily related to contracted physician labor, billing, collection and transcription services in direct support of expanded operations along with ancillary charges for outside legal and accounting assistance. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the nine months ended September 30, 2017, other operating expense from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $6.4 million. For the nine months ended September 30, 2016, other operating expense from centers that were acquired or divested subsequent to January 1, 2016 was $8.2 million.

Depreciation and amortization

Depreciation and amortization increased $778,000, or 1.6%, to $50.3 million for the nine months ended September 30, 2017 compared to $49.5 million for the nine months ended September 30, 2016.

Depreciation and amortization, including only those centers which were in operation throughout the first three quarters of both 2017 and 2016, increased $696,000, or 1.5%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2016. For the nine months ended September 30, 2017, depreciation expense from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $2.0 million. For the nine months ended September 30, 2016, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $1.9 million.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $828,000 for the nine months ended September 30, 2017 and approximately $375,000 for the nine months ended September 30, 2016.

Severance Costs

We incurred severance expenses of $1.6 million for the nine months ended September 30, 2017 mostly related to disposition activities within the third quarter. We incurred severance expenses of $2.5 million for the nine months ended September 30, 2016 mainly related to the integration of acquisitions in the state of New York.

Interest expense

Interest expense for the nine months ended September 30, 2017 decreased approximately $2.1 million, or 6.5%, to $30.7 million for the nine months ended September 30, 2017 compared to $32.8 million for the nine months ended September 30, 2016. Interest expense for the nine months ended September 30, 2017 included $2.5 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash interest. Interest expense for the nine months ended September 30, 2016 included $3.6 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash interest plus write-off of deferred financing costs due to refinancing of $709,000. Excluding these non-cash amounts for each period, interest expense decreased approximately $330,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was mainly due to the reduction in effective interest rates as a result of the refinance of our credit facilities in February 2017. See “Liquidity and Capital Resources” below for more details on our credit facilities.

Meaningful use incentive

For the nine months ended September 30, 2017 and September 30, 2016, we recognized other income from meaningful use incentive in the amount of $250,000 and $2.8 million, respectively. These amounts were earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contained herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2017 we recognized equity in earnings from unconsolidated joint ventures of $8.4 million versus $8.1 million for the nine months ended September 30, 2016, an increase of $243,000 or 3.0%.

Gain on sale of imaging centers and medical practice

We recognized a gain on the sale of 5 wholly owned imaging centers in Rhode Island and 3 oncology practices in the amount of $3.1 million for the nine months ended September 30, 2017. See Note 4 to the condensed consolidated financial statements contained herein for details regarding these dispositions.

Gain from return of common stock

For the nine months ended September 30, 2016, we recorded a gain on return of common stock of $5.0 million.

Provision for income taxes

We had a tax provision for the nine months ended September 30, 2017 of $4.2 million or 32.7% of income before income taxes, compared to a tax provision for the nine months ended September 30, 2016 of $2.2 million or 34.2% of income before income taxes. For the nine months ended September 30, 2017 a valuation allowance was reversed based on historical earnings and forecasts of future taxable income, resulting in the recognition of a one time $1.1 million tax benefit and hence a lower effective tax rate for the year.

Adjusted EBITDA

In addition to financial metrics based on GAAP, we use Adjusted EBITDA which is a non-GAAP financial metric, to monitor our financial results. We and others in the healthcare industry use this metric because (1) we operate in a highly leveraged industry and Adjusted EBITDA provides information on our ability to service debt, and (2) Adjusted EBITDA removes the effect of non-cash and certain other charges in the affected period, providing a basis for measuring the Company's core financial condition against other quarters.

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishments, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period. Because Adjusted EBITDA is not determined in accordance with GAAP it is susceptible to varying definitions and methods of calculation. Consequently, this metric, as presented, may not be comparable to other similarly titled measures of other companies.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income attributable to RadNet, Inc. common stockholders	$3,226	$1,644	$7,326	$3,869
Plus interest expense	10,169	11,404	30,712	32,830
Plus provision for income taxes	1,112	1,461	4,177	2,211
Plus depreciation and amortization	17,053	17,318	50,319	49,541
Plus loss on sale and disposal of equipment	420	(66)	828	375
Plus severance costs	1,186	2,188	1,566	2,528
Plus other expenses	4	174	14	180
Plus non-cash employee stock-based compensation	1,528	1,157	5,842	4,918
Plus acquisition related working capital adjustment	–	606	–	6,072
Plus refinancing fees	235	–	235	606
Plus expenses of divested/closed operations	1,986	–	3,186	–
Plus reimbursable legal expenses	–	–	723	–
Less gain on sale of imaging centers	(845)	–	(3,146)	–
Less gain on return of common stock	–	–	–	(5,032)
Adjusted EBITDA	$36,074	$35,886	$101,782	$98,098

Liquidity and Capital Resources

We had cash and cash equivalents of $8.5 million and accounts receivable of $168.6 million at September 30, 2017, compared to cash and cash equivalents of $20.6 million and accounts receivable of $164.2 million at December 31, 2016. We had a working capital balance of $44.8 million and $62.6 million at September 30, 2017 and December 31, 2016, respectively. We had stockholders’ equity of $74.0 million and $52.1 million at September 30, 2017 and December 31, 2016, respectively.

Our primary source of liquidity is cash generated from operations. We had net income attributable to RadNet, Inc. common stockholders for the three months ended September 30, 2017 and 2016 of $3.2 million and $1.6 million, respectively. We had net income attributable to RadNet, Inc. common stockholders for the nine months ended September 30, 2017 and September 30, 2016 of $7.3 million and $3.9 million, respectively. We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require a significant amount of capital for the initial start-up and development of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties.

During the period covered by this report our senior secured credit facilities have been comprised of three basic components: (1) an Amended and Restated First Lien Credit and Guaranty Agreement (as amended from time to time, the “First Lien Credit Agreement”) pursuant to which we have issued first lien term loans (the “First Lien Term Loans”); (2) a $117.5 million revolving credit facility issued under the First Lien Credit Agreement (the “Revolving Credit Facility”); and (3) a Second Lien Credit and Guaranty Agreement (as amended from time to time, the “Second Lien Credit Agreement”) pursuant to which we have issued second lien term loans (the “Second Lien Term Loans”). On August 22, 2017, we amended our First Lien Credit Agreement to issue additional First Lien Term Loans and retired all of our outstanding Second Lien Term Loans, as discussed in more detail below. We had no aggregate principal amount outstanding on our Revolving Credit Facility as of September 30, 2017, leaving the entire $117.5 million facility available for borrowing in accordance with its terms.

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

Sources and Uses of Cash

Cash provided by operating activities was $75.6 million and $54.7 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Cash used in investing activities was $65.8 million and $59.1 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, we purchased property and equipment for approximately $52.8 million, acquired imaging facilities for $22.9 million and received proceeds from the sale of imaging and oncology facilities of $9.0 million.

Cash used in financing activities was $20.9 million for the nine months ended September 30, 2017. Cash provided by financing activities was $4.2 million for the nine months ended September 30, 2016. The cash used in financing activities for the nine months ended September 30, 2017, was due to principal payments on our $628.5 million face First Lien Term Loans, $5.3 million pay down on equipment notes and capital leases and $8.8 million in proceeds received for the sales of noncontrolling interest of facilities in California and Maryland. (See Notes 4 and 5 to the condensed consolidated financial statements herein).

As of September 30, 2017, we were in compliance with all covenants under our senior secured credit facilities.

Included in our condensed consolidated balance sheet at September 30, 2017 is $609.2 million of senior secured First Lien Term Loan debt (net of unamortized discounts of $19.3 million).

The following describes our 2017 financing activities:

Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement

On August 22, 2017, we entered into Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Fifth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fifth Amendment, we issued $170 million in incremental First Lien Term Loans, the proceeds of which were used to repay in full all outstanding Second Lien Term Loans and all other obligations under the Second Lien Credit Agreement.

Pursuant to the Fifth Amendment, we also changed the interest rate margin applicable to borrowings under the First Lien Credit Agreement. While borrowings under the First Lien Credit Agreement continue to bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement), plus an applicable margin. The applicable margin for Adjusted Eurodollar Rate borrowings and Base Rate borrowings was changed from 3.25% and 2.25%, respectively, to 3.75% and 2.75%, respectively, through an initial period which ends when financial reporting is delivered for the period ending September 30, 2017. Thereafter, the rates of the applicable margin for borrowing under the First Lien Credit Agreement will adjust depending on our leverage ratio, according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At September 30, 2017 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.31% and 4.25%, respectively.

Pursuant to the Fifth Amendment, the First Lien Credit Agreement was also amended to (i) provide for quarterly payments of principal of the First Lien Term Loans in the amount of approximately $8.3 million, as compared to approximately $6.1 million prior to the Fifth Amendment, (ii) extend the call protection provided to the holders of the First Lien Term Loans for a period of twelve months following the date of the Fifth Amendment and (iii) provide us with additional operating flexibility, including the ability to incur certain additional debt and to make certain additional restricted payments, investments and dispositions, in each case as more fully set forth in the Fifth Amendment. Total issue costs for the Fifth Amendment aggregated to approximately $4.7 million. Of this amount, $4.1 million was identified and capitalized as discount on debt, $350,000 was capitalized as deferred financing costs and the remaining $235,000 was expensed. Amounts capitalized will be amortized over the remaining term of the agreement.

Fourth Amendment to First Lien Credit Agreement

On February 2, 2017, we entered into Amendment No. 4 (the “Fourth Amendment”) to our First Lien Credit Agreement. Pursuant to the Fourth Amendment, the interest rate charged for the applicable margin on the First Lien Term Loans and the Revolving Credit Facility was reduced by 50 basis points, from 3.75% to 3.25%. The minimum LIBOR rate underlying the First Lien Term loans remains at 1.0%. Except for such reduction in the interest rate on credit extensions, the Fourth Amendment did not result in any other material modifications to the First Lien Credit Agreement. RadNet incurred expenses for the transaction in the amount of $543,000, which was recorded to discount on debt and will be amortized over the remaining term of the agreement.

The following describes our applicable financing prior to giving effect to the Fourth Amendment and Fifth Amendment discussed above.

First Lien Credit Agreement

On July 1, 2016, we entered into the First Lien Credit Agreement pursuant to which we amended and restated our then existing first lien credit facilities. Pursuant to the First Lien Credit Agreement, we originally issued $485 million of First Lien Term Loans and established the $117.5 million Revolving Credit Facility. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the prior credit and guaranty agreement, make a $12.0 million principal payment of the Second Lien Term Loans , pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.

Interest. The interest rates payable on the First Lien Term Loans were (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%.

Payments. The scheduled quarterly principal payments of the First Lien Term Loans was approximately $6.1 million, with the balance due at maturity.

Maturity Date. The maturity date for the First Lien Term Loans shall be on the earliest to occur of (i) July 1, 2023, (ii) the date on which all First Lien Term Loans shall become due and payable in full under the First Lien Credit Agreement, whether by acceleration or otherwise, and (iii) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement had not been repaid, refinanced or extended prior to such date.

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

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. The termination date of the Revolving Credit Facility is the earliest to occur of: (i) July 1, 2021, (ii) the date the Revolving Credit Facility is permanently reduced to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, which addresses voluntary commitment reductions, (iii) the date of the termination of the Revolving Credit Facility due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement, and (iv) September 25, 2020 if our indebtedness under the Second Lien Credit Agreement had not been repaid, refinanced or extended prior to such date. Amounts borrowed under the Revolving Credit Facility bear interest based on types of borrowings as follows: (i) unpaid principal on loans under the Revolving Credit Facility at the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum, (ii) letter of credit fees at 3.75% per annum and fronting fees for letters of credit at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement, and (iii) commitment fee of 0.5% per annum on the unused revolver balance.

Second Lien Credit Agreement:

On March 25, 2014, we entered into the Second Lien Credit Agreement pursuant to which we issued $180 million of Second Lien Term Loans. The proceeds from the Second Lien Term Loans were used to redeem our 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes. On July 1, 2016, in conjunction with the restated First Lien Credit Agreement, a $12.0 million principal payment was made on the Second Lien Term Loans. On August 22, 2017 the Second Lien Credit Agreement was repaid and refinanced with the proceeds of First Lien Term Loans issued under the Fifth Amendment, as described above.

Subsequent Events

On October 5, 2017 we completed our acquisition of all of the outstanding equity interests in RadSite, LLC, for $1.0 million in common stock and $670,000 in cash. RadSite provides both quality certification and accreditation programs for imaging providers in accordance with standards of private insurance payors and federal regulations under Medicare.

 On October 1, 2017 we completed our acquisition of certain assets of Remote Diagnostic Imaging P.L.L.C., consisting of a single multi-modality center located in New York, New York, for purchase consideration of $3.9 million.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2017, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $32,000 in operating expenses.

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

At September 30, 2017, we had $628.5 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At September 30, 2017, our effective 3 month LIBOR was 1.31%. The 2016 Caps are designed to provide a hedge against interest rate increases. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps. See Note 2 to the consolidated financial statements contained herein.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the rates experienced in 2016 would, after considering the effects of the 2016 Caps, result in an increase of $4.3 million in annual interest expense and a corresponding decrease in income before taxes.  At September 30, 2017, an additional $8.1 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $81,000 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, our management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because deficiencies in the design and operating effectiveness of several information technology dependent manual controls and certain information technology general controls (“ITGC’s”) related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2017 because of the material weakness described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Our management initially identified certain control deficiencies in connection with the review of our controls at December 31, 2016 and concluded that, as of September 30, 2017, the following control deficiencies related to the Company’s revenue and accounts receivable process continue to aggregate to a material weakness in the Company’s internal control over financial reporting:

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

The information technology dependent manual controls and ITGCs impacts a material portion of our revenue transactions.

Remediation Plan for Material Weakness

Our management, with oversight of our Audit Committee, has been actively engaged in developing a remediation plan to address the material weakness reported. During the quarter ended September 30, 2017, the Company continues to implement remediation efforts as follows:

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

Our management is not aware of any material misstatement or inaccuracy in the financial statements included in this report. However ff the remedial measures described above are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in “Item 1A. Risk Factors” in Part II of this Form 10-Q

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, management did not identify any change in internal control over financial reporting occurring during the quarter ended September 30, 2017 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2017, the Company issued 194,806 shares of common stock to the sellers in connection with the acquisition of Diagnostic Imaging Associates. The common stock was issued in a private placement transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. See Note 4, Facility Acquisitions and Dispositions, to the condensed consolidated financial statements contain herein for further information.

On October 5, 2017, after the period covered by this report, the Company issued 86,957 shares of common stock to the sellers in connection with the acquisition of all of the outstanding equity of RadSite, LLC. The common stock was issued in a private placement transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. See Note 7, Subsequent Events, to the condensed consolidated financial statements contain herein for further information.

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

RADNET, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2017).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*

This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

