Form 10-K
period 2017-12-31
RadNet, Inc.
filed 2018-03-19
CIK 790526

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $335,616,695 on June 30, 2017 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2017.

The number of shares of the registrant’s common stock outstanding on March 5, 2018, was 48,232,117.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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

Business Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2017, we operated directly or indirectly through joint ventures with hospitals, 297 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

Since December 2015 we have been engaged in a multi-year strategic relationship with Imaging Advantage LLC (“IA”) through which we collaborate in developing business models for radiology services. As part of our arrangement, we contract with IA for 85 radiologist physicians to provide services at our facilities.  In addition, our relationship with the State of Qatar to help direct Screen for Life, a public-private partnership with the Qatari government to provide screening services, is on-going.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2017, 2016 and 2015, we performed 6,196,398, 6,109,622, and 5,638,979, diagnostic imaging procedures and generated net revenue of $922.2 million, $884.5 million, and $809.6 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2017, 2016 and 2015 is included in the consolidated financial statements and notes thereto in this annual report.

History of our Business

We became incorporated in Delaware in 2008 and have been in business since 1985.

We develop our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions, see Item 7 - “Management’s Discussion and Analysis and Results of Operations—Recent Developments and Facility Acquisitions” below.

In addition to our imaging business, our eRAD, Inc. subsidiary is a provider of PACS and related workflow solutions to the radiology industry.  Over 250 hospitals, teleradiology businesses, imaging centers and specialty physician groups use eRAD’s technology to distribute, display, store and retrieve digital images taken from all diagnostic imaging modalities.  eRAD has approximately 76 employees, including a research and development team of 21 software engineers in Budapest, Hungary.

We have also assembled an industry leading team of software developers, based out of Prince Edward Island, Canada, to create a workflow solution known as Radiology Information Systems (“RIS”) focused exclusively on RadNet’s internal use. All 25 members of this Canadian based team have significant software development expertise in radiology, and together with eRAD and its PACS technology, are creating fully integrated solutions to manage all aspects of RadNet’s internal information needs.

Through our teleradiology business, Imaging On Call, LLC, located in Fishkill, New York, we provide interpretation services to approximately 51 hospitals and hospital-based radiology groups.

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

Hospitals

Many hospitals provide both inpatient and outpatient diagnostic imaging services, typically on site. These inpatient and outpatient centers are owned and operated by the hospital or clinic, or jointly by both, and are primarily used by patients of the hospital or clinic. The hospital or clinic bills third-party payors, such as managed care organizations, insurance companies, Medicare or Medicaid. We have entered into joint ventures with certain hospitals to provide diagnostic imaging services at those hospitals.

Mobile Imaging

While many hospitals own or lease their own equipment, certain hospitals provide diagnostic imaging services by contracting with providers of mobile imaging services. Using specially designed trailers, mobile imaging service providers transport imaging equipment and provide services to hospitals and clinics on a part-time or full-time basis, thus allowing small to mid-size hospitals and clinics that do not have the patient demand to justify fixed on-site access to advanced diagnostic imaging technology. Diagnostic imaging providers contract directly with the hospital or clinic and are typically reimbursed directly by them. We do not provide mobile imaging services.

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord, abdomen, heart and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. A typical MRI examination takes from 20 to 45 minutes. MRI systems are designed as either open or closed and have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2017, we had 257 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. As of December 31, 2017, we had 152 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2017, we had 49 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2017, we had 52 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2017, we had 285 X-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2017, we had 614 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2017, we had 261 mammography systems in operation.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2017, we had 102 fluoroscopy systems in operation.

Industry Trends

We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population

According to the United States Census Bureau estimates released in June 2017, the number of US residents age 65 or over increased from 35.0 million in 2000 to 49.2 million in 2016, and the median age for the United States is expected to continue to increase. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

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

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2017, we operated 297 centers in California, Delaware, Florida, Maryland, New Jersey, and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Facility Density in Many Highly Populated Areas of the United States

The strategic organization of our diagnostic imaging facilities into regional networks concentrated in major population centers in six states offers unique benefits to our patients, our referring physicians, our payors and us. We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging facilities within a particular region can access the patient appointment calendars of other facilities within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time, or location preferences. The grouping of our facilities within regional networks enables us to easily move technologists and other personnel, as well as equipment, from under-utilized to over-utilized facilities on an as-needed basis, and drive referrals. Our organization of referral networks results in increased patient throughput, greater operating efficiencies, better equipment utilization rates and improved response time for our patients. We believe our networks of facilities and tailored service offerings for geographic areas drives local physician referrals, makes us an attractive candidate for selection as a preferred provider by third-party payors, creates economies of scale and provides barriers to entry by competitors in our markets.

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. In 2017, we received approximately 59% of our net service revenue before provision for bad debt from commercial insurance payors, 12% from managed care capitated payors, 20% from Medicare and 3% from Medicaid. No single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2017.

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

Expand Our Joint Ventures

As part of our growth strategy we have entered into joint ventures with hospitals, health systems or radiology practices that were formed for the purpose of owning and operating diagnostic imaging centers. We have created a number of joint ventures in California, Maryland, and New Jersey with well-established hospital systems to manage additional facilities. We intend to continue to expand in established markets through additional joint ventures, particularly with hospital systems. We believe that such joint ventures strengthen and expand our strength in markets where we are already strong.

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

As of December 31, 2017, BRMG and the NY Groups (defined below) employed or contracted for 145 full-time and 34 part-time radiologists. In addition to our BRMG staff, we contract 85 full-time physicians through our strategic relationship with Imaging Advantage LLC. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2017, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•	The agreement expires on January 1, 2024. The agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2017, he owned indirectly 99% of the equity interests of BRMG.

•	At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities, except for 5 facilities for which we contract with separate medical groups.

•	At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

•	If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

•	If we want to open a new facility in California, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

•	BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

We contract with nine medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York. These contracts are similar to our contract with BRMG. Seven of these groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr. Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

Non-BRMG and NY Groups entity locations

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

Payors

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Revenue Before Bad Debt Provision
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Commercial Insurance (1)	59%	58%	57%
Managed Care Capitated Payors	12%	12%	12%
Medicare& Medicaid	23%	23%	23%

(1) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

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

Facilities

We operate 132 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 13 in Delaware, 3 in Florida, 60 in Maryland, 20 in New Jersey, 19 in the Rochester and Hudson Valley areas of New York and 50 in New York City. We lease the premises at which these facilities are located.

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

The following table sets forth the number of our facilities operated directly or through joint ventures for each year during the five-year period ended December 31, 2017:

	Years Ended
	December 31,
	2013	2014	2015	2016	2017

Total facilities owned or managed (at beginning of the year)	246	250	259	300	305
Facilities added by:
Acquisition	12	22	43	10	8
Internal development	–	–	1	8	4
Facilities closed or sold	-8	-13	-3	-13	-20
Total facilities owned (at year end)	250	259	300	305	297

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2017, the quantity of principal diagnostic equipment available at our facilities operated directly or through joint ventures, by state:

Equipment Count

	MRI	Open/MRI	CT	PET/CT	Mammo	Ultrasound	X-ray	NucMed	Fluoroscopy	Total
California	81	23	58	22	106	294	136	22	58	800
Florida	3	0	2	1	3	5	2	2	1	19
Delaware	8	–	7	0	10	19	15	2	4	65
New Jersey	18	5	15	3	18	30	16	2	6	113
New York	49	9	33	9	63	141	51	9	12	376
Maryland	56	5	37	14	61	125	65	15	21	399
Total	215	42	152	49	261	614	285	52	102	1,772

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

Personnel

At December 31, 2017, we had a total of 5,356 full-time, 631 part-time and 1,453 per diem employees, including those employed by BRMG and NY Groups. These numbers include 145 full-time and 34 part-time physicians and 1,735 full-time, 425 part-time and 993 per-diem technologists. In addition to our company personnel, we contract 85 full-time physicians through our strategic relationship with Imaging Advantage LLC.

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

Sales and Marketing

At December 31, 2017, our California sales and marketing team consisted of three directors of marketing and 42 customer service representatives, while our eastern marketing team consisted of seven directors of marketing and 114 customer service representatives. Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs, each of which are described below:

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

Sports Marketing Program

RadNet Inc. has a sports marketing division. Via our west coast operations, we provide diagnostic digital X-ray services for the Los Angeles Lakers, Clippers, Kings and Sparks at the Staples Center. X-ray is performed at the Coliseum for the University of Southern California and the Los Angeles Rams football teams. In exchange for these services, each team provides RadNet with season tickets, parking and advertising space in the program book. RadNet also provides radiology services at many of our imaging centers for the Los Angeles Angels, Anaheim Ducks, and the Oakland Athletics organizations.

Through our east coast operations, we have entered into sponsorship agreements with the Baltimore Ravens of the National Football League and the Baltimore Orioles of Major League Baseball which permits us to state we are the exclusive imaging provider to each organization. The sponsorship agreement with the Ravens lasts through 2019 and the Orioles through 2020.

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

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2017, capital lease minimum payment obligations, excluding interest, totaled approximately $6.9 million through 2022, including current payment installments totaling approximately $4.1 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We have an arrangement with GE Medical Systems, Inc. under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment.

Competition

The market for outpatient diagnostic imaging services is highly competitive. We compete locally for patients with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our competitors include the formerly public, now privately held, Alliance Healthcare Services, Inc., to the extent it sells diagnostic services directly to outpatients, Diagnostic Imaging Group and several smaller regional competitors. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices. We experience additional competition as a result of those activities.

We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities, the quality of our diagnostic imaging services and technologists and our ability to establish and maintain relationships with healthcare providers and referring physicians. See “Competitive Strengths” above. Some of our competitors may now or in the future have access to greater financial resources than we do, which could allow them to establish more facilities and provide access to newer, more advanced equipment.

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

Liability Insurance

We maintain insurance policies with coverage we believe is appropriate in light of the risks attendant to our business and consistent with industry practice. We maintain general liability insurance and professional liability insurance in commercially reasonable amounts. Additionally, we maintain workers’ compensation insurance on all of our employees. Coverage is placed on a statutory basis and corresponds to individual state’s requirements. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all. In addition, insurers from which we purchase such insurance may experience financial hardship which would impact their ability to pay covered policyholder claims.

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2017, approximately 20% of our revenue before provision for bad debt generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter. Excluded from the adjustment is low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) or Reconciliation Act, which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%. The higher utilization rate was fully implemented in the beginning of 2011 and replaced the phase-in approach provided in the PPACA. This utilization rate was further increased to 90% by the American Taxpayer Relief Act of 2012 (“ATRA”), effective as of January 1, 2014.

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

On November 8, 2016, Donald Trump was elected President of the United States and members of the Republican Party retained majority control over both the United States House of Representatives and the United States Senate. President Trump has repeatedly signaled his intent to repeal and replace the PPACA and members of the Republican Party in Congress have also advocated the repeal or modification of the PPACA. On January 20, 2017, President Trump signed an “Executive Order Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” (the “PPACA Executive Order”). Under the PPACA Executive Order it is the policy of the Trump Administration to seek prompt repeal of the PPACA.

On December 22, 2017, President Trump signed into law the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (originally introduced as the Tax Cuts and Jobs Act (the “TCJA”)). Among numerous changes to the tax code, the TCJA repealed the individual mandate tax penalty (the “Individual Mandate”), a PPACA provision that required individuals to pay additional taxes if he or she was uninsured during the year.

Repeal of the Individual Mandate may lead to more people being uninsured, and could raise premium rates for insured persons. Such a development, as well as other changes to (or the full repeal of) the PPACA, could affect reimbursement, coverage, and utilization of diagnostic imaging services in ways that are currently unpredictable.

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

Our mammography systems are regulated by the FDA pursuant to the Mammography Quality Standards Act of 1992, as amended by the Mammography Quality Standards Reauthorization Acts of 1998 and 2004 (collectively, the “MQSA”). All mammography facilities are required to meet the applicable MQSA requirements, including quality standards, be accredited by an approved accreditation body or state agency and certified by the FDA or an FDA-approved certifying state agency. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards that include, among other things, annual inspection of the facility's equipment, personnel (interpreting physicians, technologists and medical physicists) and practices.

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

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 127 of our 132 California facilities. Professional medical services are provided at our other facilities through management contracts with IA, the NY Groups, and other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2024, with automatic renewals for 10-year periods, and our management agreements with other groups are also for multiple years, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

We may experience risks associated with our strategic partnership with Imaging Advantage LLC

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

If our contracted radiology practices, including BRMG and the NY Groups, lose a significant number of their radiologists, our financial results could be adversely affected.

At times, there has been a shortage of qualified radiologists in some of the regional markets we serve. In addition, competition in recruiting radiologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists. If a significant number of radiologists terminate their relationships with our contracted radiology practices and those radiology practices cannot recruit sufficient qualified radiologists to fulfill their obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging facilities and our financial results could be adversely affected. Increased expenses to BRMG and the NY Groups will impact our financial results because the management fee we receive from BRMG and the NY Groups, which is based on a percentage of their collections, is adjusted annually to take into account the expenses of BRMG or the NY Groups, as applicable. Neither we, nor our contracted radiology practices, maintain insurance on the lives of any affiliated physicians.

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

Historically, we have sought to manage this risk of loss by, among other things, purchasing professional liability insurance. However, the insurer from which we purchased such insurance for the period ending July 15, 2017, Fairway Physicians Insurance Company, A Risk Retention Group (“Fairway”), recently experienced financial hardship.  As a result, on August 29, 2017, the District of Columbia Department of Insurance, Securities and Banking (“DISB”) found that Fairway was statutorily insolvent and that its continued operation would be hazardous to its policyholders, creditors and the general public.  On October 25, 2017, the Superior Court for the District of Columbia issued an order authorizing the DISB Commissioner to liquidate Fairway.  Fairway’s liquidation is currently pending, and it is presently unknown whether the Fairway liquidation estate will be able to pay covered policyholder claims, including claims asserted against us.

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

For the year ended December 31, 2017, we derived approximately 11.5% of our net service fee revenue before provision for bad debt from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

Medicare program reimbursements for physician services as well as other services to Medicare beneficiaries who are not enrolled in Medicare Advantage plans are based upon the fee-for-service rates set forth in the Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate or SGR. Each year, on January 1st, the Medicare program updates the Medicare Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates.

On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act (H.R. 2), which provides for sweeping changes to how Medicare pays physicians, as well as averts the 21% reduction to Medicare payments under the Medicare Physician Fee Schedule that was scheduled to take effect on April 1, 2016. H.R. 2, among other things, repealed the SGR formula. The SGR formula was enacted in 1997 and was linked to the growth in the U.S. gross domestic product, which led Congress to repeatedly intervene to mitigate the negative reimbursement impact associated with it. H.R. 2 provides that for services paid under the physician fee schedule and furnished during calendar years 2016 through 2019, Medicare’s payment rates will increase by 0.5% per year over calendar year 2015. Fees will remain at the 2019 level through 2025, but providers have the ability to participate in the Quality Payment Program (“QPP”) and have the opportunity for additional payments. Under one track, incentive payments will be based upon participating in an innovative payment model (e.g., participating in the Medicare Shared Savings Program), and under the other track, incentive payments will be based upon quality, resource use, clinical practice improvement activities and meaningful use of electronic health record technology. Given that the QPP remains under CMS’ continued development, we cannot determine the impact of such payments models on our business at this time. However, in general, shifting to value-based care may decrease our revenue and require us to invest heavily in new IT infrastructure and analytic tools.

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

The market for diagnostic imaging services is highly competitive. We compete for patients principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our competitors include the privately held Alliance Healthcare Services, Inc., to the extent it sells diagnostic imaging services directly to outpatients, Diagnostic Imaging Group, and several smaller regional competitors. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices and compete with us. We are experiencing increased competition as a result of such activities, and if we are unable to successfully compete, our business and financial condition would be adversely affected.

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

We may never realize expected synergies, business opportunities and growth prospects in connection with our acquisitions and joint ventures. We may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. In addition, integrating operations will require significant efforts and expenses on our part. Personnel may leave or be terminated because of an acquisition. Our management may have its attention diverted while trying to integrate an acquisition. If these factors limit our ability to integrate the operations of an acquisition successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies as a result of the acquisition, may not be met. In addition, our growth and operating strategies for a target’s business may be different from the strategies that the target company pursued prior to our acquisition. If our strategies are not the proper strategies, they could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 8 acquisitions. These acquisitions have added 13 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

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

We had income before taxes of $26.4 million, $12.4 million, and $14.6 million for the years ended December 31, 2017, 2016, and 2015 respectively. As of December 31, 2017, our equity was $69.9 million. As a whole, results have shown improvement over the past three years. However, if we cannot continue to generate income in sufficient amounts, we will not be able to pay our obligations as they become due, which could adversely impact our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2017, our total combined indebtedness of term loans, capital leases and notes payable, excluding discount on term loan debt, was $627.6 million, $620.3 million of which constituted first lien term loan indebtedness. Our substantial indebtedness could also:

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

We could be subject to tax audits, challenges to its tax positions, or adverse changes or interpretations of tax laws.

We are subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. Our determination of our tax liability is subject to review by applicable tax authorities. Any audits or challenges of such determinations may adversely affect our effective tax rate, tax payments or financial condition. Recently enacted U.S. tax legislation made significant changes to federal tax law, including the taxation of corporations, by, among other things, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures. The implementation and evaluation of these changes may require significant judgment and substantial planning. These judgments and plans may require the US to take new and different tax positions that if challenged could adversely affect our effective tax rate, tax payments or financial condition.

In addition, the new tax legislation remains subject to potential amendments, technical corrections, and further regulatory guidance and interpretation, any of which could lessen or increase certain adverse impacts on us. Furthermore, as the new tax legislation goes into effect, future changes may occur at the federal or state level that could result in unfavorable adjustments to our tax liability.

Increases in interest rates could increase the amount of our debt payments and reduce out operating cash flows.

We have incurred significant indebtedness that accrues interest at variable rate borrowing and we may incur additional debt in the future. Increases in interest rates on our current outstanding debt or any other debt we may incur will reduce our operating cash flows and if we need to repay any of our variable rate borrowing during period of high interest rates, we could be required to forgo other opportunities in order to repay the debt which may not permit us to realize future earnings of those forgone opportunities. To mitigate this risk, we have entered into an interest rate cap contract on our term loan debt facilities. See note 8 in the notes to financial statements contained herein.

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

We may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. Furthermore, additional changes to, or repeal of, the PPACA under the Trump Administration may also affect reimbursement and coverage in ways that are currently unpredictable. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations. As of December 31, 2017, we have identified a material weakness in internal controls with respect to our processes surrounding the occurrence and measurement of revenue and valuation of accounts receivable. See Item 9 for further information.

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

Ownership, construction, operation, expansion and acquisition of our diagnostic imaging facilities are subject to various federal and state laws, regulations and approvals concerning licensing of personnel, other required certificates for certain types of healthcare facilities and certain medical equipment. In addition, freestanding diagnostic imaging facilities that provide services independent of a physician’s office must be enrolled by Medicare as an independent diagnostic treatment facility, or IDTF, to bill the Medicare program. Medicare carriers have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. In addition, federal legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS (which currently include the American College of Radiology (ACR), the Intersocietal Accreditation Commission (IAC) and the Joint Commission). Our MRI, CT, nuclear medicine, ultrasound and mammography facilities are currently accredited by the American College of Radiology. We may not be able to receive the required regulatory approvals or accreditation for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2017, approximately 23% of our net service fee revenue before provision for bad debt came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. Credentialing of physicians is required by our payors prior to commencing payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

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

We rely on information technology systems to process, transmit and store electronic information. A significant portion of the communication between personnel, customers, business partners, and suppliers depends on information technology. We rely on our information systems to perform functions critical to our ability to operate, including patient scheduling, billing, collections, image storage and image transmission. We also use information technology systems and networks in our operations and supporting departments such as marketing, accounting, finance, and human resources. The future success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity and other network processes.

Despite our current security measures, our information technology systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses and interruption or loss of valuable business data. Our information technology system is vulnerable to damage or interruption from:

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

We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that our operations are not disrupted or that data security breaches do not occur.

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

If our network was compromised, it could give rise to unwanted media attention, materially damage our payor and physician relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or lawsuits, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud. While we maintain cyber liability insurance, our insurance may not be sufficient to protect against all losses we may incur if we suffer significant or multiple attacks.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.

We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit have contributed to increased market volatility and diminished expectations for the United States economy. The United States and other western countries have responded to this economic situation by exercising monetary policy to keep interest rates low. Any significant change in economic conditions or change in fiscal monetary policy could result in material changes in interest rates.

Continued turbulence in domestic and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our patients. If these market conditions continue, they may increase expenses associated with borrowing, limit our ability and the ability of our patients, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

Budget decisions by the California State Legislature could have an impact on our revenue.

132 of our 297 facilities are located in California and one to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program. To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 132 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Several of our facilities are located in areas of Florida and the east coast that have suffered from hurricanes and other harsh weather, including winter snow storms that have in the past caused us to close our facilities. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2016 through December 31, 2017, the trading price of our common stock fluctuated from a high of $11.90 per share to a low of $4.66 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, and approximately 21,500 square feet is occupied under these leases, which expire (with options to extend) on June 30, 2027. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2028. In addition, we lease approximately 62,000 square feet of warehouse space under leases nationwide, which expire at various dates, including options, through August 2031. As of December 31, 2017, total square footage under lease, including medical office, administrative and storage locations was approximately 2.0 million square feet.

We operate 132 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 13 in Delaware, 3 in Florida, 60 in Maryland, 20 in New Jersey, 19 in the Rochester and Hudson Valley areas of New York and 50 in New York City. We lease the premises at which these facilities are located. Our most common initial term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 25 years at the facilities we lease. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Rental increases can range from 1% to 7% on an annual basis, depending on the location and market conditions where we do business. We do not have options to purchase the facilities we rent.

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

	Low	High

Quarter Ended
December 31, 2017	$9.50	$11.90
September 30, 2017	7.45	11.90
June 30, 2017	5.40	7.90
March 31, 2017	5.25	6.78

December 31, 2016	$5.35	$7.98
September 30, 2016	5.28	7.42
June 30, 2016	4.66	5.55
March 31, 2016	4.73	6.33

The last low and high prices for our common stock on the NASDAQ Global Market for the period from January 1 to March 5, 2018 were $9.65 and $10.70, respectively.

Holders

As of March 5, 2018, the number of holders of record of our common stock was 1,083. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that the number of beneficial owners of our common stock is approximately 5,000.

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

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2018 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2012 to 2017 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2012 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2017. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	12/31/13	12/31/14	12/31/15	12/30/16	12/29/17
RadNet, Inc.	-33.99	411.38	-27.63	4.37	56.59
S&P 500 Index	32.39	13.69	1.38	11.96	21.83
S&P Health Care Sector	41.46	25.34	6.89	-2.69	22.08

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/31/12	12/31/13	12/31/14	12/31/15	12/30/16	12/29/17
RadNet, Inc.	100	66.01	337.55	244.27	254.94	399.21
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
S&P Health Care Sector	100	141.46	177.30	189.52	184.42	225.13

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data set forth below as of December 31, 2015, 2014 and 2013, are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this annual report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates. As a result of the contractual and operational relationship among BRMG, Dr. Berger, the NY Groups, Dr. Crues and the Company, we are considered to have a controlling financial interest in BRMG and the NY Groups (collectively, the “Professional Entities”) pursuant to applicable accounting guidance. Due to the deemed controlling financial interest, we are required to include the Professional Entities as consolidated entities in our consolidated financial statements. This means, for example, that revenue generated by the Professional Entities from the provision of professional medical services to our patients, as well as the Professional Entities costs of providing those services, are included as net revenue and cost of operations in our consolidated statement of operations, whereas the management fee that the Professional Entities’ pay to us under our management agreement with the Professional Entities is eliminated as a result of the consolidation of our results with those of the Professional Entities. Also, because the Professional Entities are consolidated in our financial statements, any borrowings or advances we have received from or made to the Professional Entities have been eliminated in our consolidated balance sheet. If the Professional Entities were not treated as consolidated entities in our consolidated financial statements, the presentation of certain items in our income statement, such as net service fee revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of the Professional Entities from all sources closely approximates its expenses, including Dr. Berger’s and Dr. Crues’ compensation, fees payable to us and amounts payable to third parties.

	Years Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands, except per share data)
Statement of Operations Data:

Net revenue	$922,186	$884,535	$809,628	$717,569	$702,986
Operating expenses:
Cost of operations, excluding depreciation and amortization	802,377	775,801	708,289	602,652	598,655
Depreciation and amortization	66,796	66,610	60,611	59,258	58,890
Loss on sale and disposal of equipment, net	1,142	767	866	1,113	1,032
Gain on sale of imaging center and medical practice	(3,146)	–	(5,434)	–	(2,108)
Gain on return of common stock	–	(5,032)	–	–	–
Meaningful use incentive	(250)	(2,808)	(3,270)	(2,034)	–
Loss on extinguishment of debt	–	–	–	15,927	–
Net income attributable to RadNet common stockholders	53	7,230	7,709	1,376	2,120

Basic income per share attributable to RadNet common stockholders	0.00	0.16	0.18	0.03	0.05

Diluted income per share attributable to RadNet common stockholders	0.00	0.15	0.17	0.03	0.05

Balance Sheet Data:

Cash and cash equivalents	$51,322	$20,638	$446	$307	$8,412
Total assets	868,979	849,476	836,427	740,680	722,576
Total long-term liabilities	607,448	642,082	643,007	599,708	601,977
Total liabilities	799,054	797,423	799,966	732,982	720,366
Working capital	43,745	62,573	72,410	58,746	57,955
Equity	69,925	52,053	36,461	7,698	2,210

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2017, we operated directly or indirectly through joint ventures, 297 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients.

Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The following table shows the number of systems that we had in operation as of the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
MRI	257	257	231
CT	152	157	144
PET/CT	49	47	46
Mammography	261	279	260
Ultrasound	614	551	498
X-ray	285	272	393
Nuclear Medicine	52	48	49
Fluoroscopy	102	104	105
Total equipment	1,772	1,715	1,726

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation at year end, diagnostic volumes and revenues for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Facilities in operation	297	305	300
Diagnostic imaging procedures	6,196,398	6,109,622	5,638,979
Net revenues (millions)	$922.2	$884.5	$809.6

During 2017 we continued to focus on our most established markets, growing there through joint ventures and acquisitions. In conjunction with Cedars Sinai Medical Center, we entered into two new joint ventures in the city of Los Angeles. We acquired our main competitor in the state of Delaware, picking up an additional 5 multi-modality centers to consolidate our leadership position in that market. We sold our wholly-owned breast oncology practice, Breastlink Medical Group, completely divesting that practice along with 3 facilities. We also divested all of our holdings in the state of Rhode Island through the sale of 5 centers, concentrating our geographic focus on the Maryland to New York corridor with our Delaware acquisition. We also agreed to create a new joint venture with another hospital system consisting of 34 outpatient centers spread across southern Los Angeles and Orange counties in California.

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

	Years Ended December 31,
	2017	2016	2015

Commercial insurance	$571,369	$539,793	$486,489
Medicare	193,166	187,941	168,545
Medicaid	25,821	28,170	23,948
Workers' compensation/personal injury	35,195	36,548	32,728
Other (1)	31,627	29,135	35,046
Service fee revenue, net of contractual allowances and discounts	857,178	821,587	746,756
Provision for bad debts	(46,555)	(45,387)	(36,033)
Net service fee revenue	810,623	776,200	710,723
Revenue under capitation arrangements	111,563	108,335	98,905
Total net revenue	$922,186	$884,535	$809,628

(1) Other consist of revenue from teleradiology services, consulting fees and software revenue.

We have developed our medical imaging business through a combination of organic growth, acquisitions and joint venture formations. For further information, see “Recent Developments and Facility Acquisitions and Dispositions” below.

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

The consolidated financial statements in this annual report include the accounts of Radnet Management, BRMG and the NY Groups. The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc., Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of Radnet Management.

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

Facility Acquisitions, Formation of Joint Ventures and Dispositions

Facility acquisitions

On October 5, 2017 we completed our acquisition of all of the outstanding equity interests in RadSite, LLC, for $1.0 million in common stock and $856,000 in cash. RadSite provides both quality certification and accreditation programs for imaging providers in accordance with standards of private insurance payors and federal regulations under Medicare. We have made a fair value determination of the acquired assets and approximately $91,000 of current assets, $25,000 in fixed assets, a $150,000 covenant not to compete, $75,000 in liabilities and $1.7 million in goodwill were recorded.

On October 1, 2017 we completed our acquisition of certain assets of Remote Diagnostic Imaging P.L.L.C., consisting of a single multi-modality center located in New York, New York, for purchase consideration of $3.9 million. We have made a fair value determination of the acquired assets and approximately $2.6 million in fixed assets, a $50,000 covenant not to compete, and $1.2 million in goodwill were recorded.

On August 7, 2017 we acquired Diagnostic Imaging Associates (“DIA”) for $13.0 million in cash and $1.5 million in RadNet common stock. Located in the state of Delaware, DIA operates five multi-modality imaging locations which provide MRI, CT, Ultrasound, Mammography and X-Ray services. We have made a fair value determination of the acquired assets and approximately $3.1 million of fixed assets and equipment, $1.2 million in current assets, and $10.2 million in goodwill were recorded.

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

On May 3, 2017 we completed our acquisition of certain assets of D&D Diagnostics Inc., consisting of a single multi-modality imaging center located in Silver Spring, Maryland, for total purchase consideration of $2.4 million. We have made a fair value determination of the acquired assets and approximately $820,000 of fixed assets, $16,000 of other assets, and $1.5 million of goodwill were recorded. The facility provides MRI, CT, X-Ray and related services.

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

On January 13, 2017, we completed our acquisition of certain assets of Resolution Medical Imaging Corporation for consideration of $4.0 million. The purchase of Resolution was enacted to contribute its assets to a joint venture with Cedars Sinai Medical Corporation which was effective April 1, 2017. See the formation of new joint ventures section in Note 2 in the financial statements contained herein for further information.

Formation of new joint ventures

On April 1, 2017, we formed in conjuncture with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA. Total agreed contribution was $2.7 million of cash and assets with RadNet contributing $1.1 million for a 40% economic interest and CSMC contributing $1.6 million for a 60% economic interest. For its contribution, RadNet transferred $80,000 in cash and the net assets acquired in the acquisition of Resolution Imaging of $2.5 million. CSMC contributed $120,000 in cash and paid RadNet $1.5 million for the Resolution Imaging assets transferred to the venture. RadNet does not have controlling economic interest in SMIG and the investment is accounted for under the equity method.

On January 6, 2017, Image Medical Inc. (“Image Medical”), a wholly owned subsidiary of RadNet, acquired a 49% economic interest ScriptSender, LLC, a partnership held by two individuals which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. Image Medical will contribute $3.0 million to the partnership for its 49% ownership stake over a three year period representing the maximum risk in the venture. ScriptSender LLC is dependent on this contribution to finance its own activities, and as such we determined that it is a VIE, but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. As of December 31, 2017, the carrying amount of the investment is $2.5 million.

Dispositions and Sales of Noncontrolling Interest

On September 1, 2017 we completed the equity sale of a wholly owned breast oncology practice, Breastlink Medical Group, Inc., to Verity Medical Foundation for approximately $2.8 million. We recorded a gain of approximately $845,000 and incurred severance expense of approximately $1.2 million from this transaction.

On July 1, 2017 we formed a majority owned subsidiary, Advanced Imaging at Timonium Crossing, LLC, in conjunction with the University of Maryland St. Joseph Medical Center. As part of that transaction, we sold a 25% noncontrolling interest in an imaging center of our wholly owned subsidiary, Advanced Imaging Partners, Inc., to the University of Maryland St. Joseph Medical Center for $3.9 million. On the date of sale, the net book value of the 25% interest was $1.1 million and the proceeds in excess of net book value amounting to $2.8 million were recorded to equity.

On April 28, 2017 we completed the sale of five imaging centers operating in Rhode Island to Rhode Island Medical Imaging, Inc. for approximately $4.5 million. We recorded a gain of approximately $1.9 million in the second quarter with regard to this transaction and have no remaining imaging centers in the state.

On April 1, 2017 we received from Cedars Sinai Medical Center $5.9 million in exchange for a 25% noncontrolling interest in the West Valley Imaging Group, LLC (“WVI”). The determined net book value of the 25% interest was approximately $3.0 million. The proceeds in excess of the net book value, amounting to $1.8 million net of taxes, were recorded to equity.

On April 1, 2017 we completed the sale of 2 wholly owned oncology practices to Cedars Sinai Medical Center in connection with the sale of non-controlling interest of the WVI subsidiary described above for approximately $1.2 million. We recorded a gain of approximately $361,000 on this transaction on the statement of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue before provision for bad debts.

	Years Ended December 31,
	2017	2016	2015
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	88.5%	88.4%	88.3%
Provision for bad debts	-4.8%	-4.9%	-4.3%
Net service fee revenue	83.7%	83.5%	84.0%
Revenue under capitation arrangements	11.5%	11.6%	11.7%
Total net revenue	95.2%	95.1%	95.7%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	82.8%	83.4%	83.8%
Depreciation and amortization	6.9%	7.2%	7.2%
Loss on sale and disposal of equipment	0.1%	0.1%	0.1%
Severance costs	0.2%	0.3%	0.1%
Total operating expenses	90.0%	91.0%	91.1%
INCOME FROM OPERATIONS	5.2%	4.1%	4.6%

OTHER INCOME AND EXPENSES
Interest expense	4.2%	4.7%	4.9%
Meaningful use incentive	0.0%	-0.3%	-0.4%
Equity in earnings of joint ventures	-1.4%	-1.1%	-1.1%
Gain on sale of imaging centers and medical practice	-0.3%	0.0%	-0.6%
Gain on return of common stock	0.0%	-0.5%	0.0%
Loss on early extinguishment of senior notes	0.0%	0.0%	0.0%
Other expenses	0.0%	0.0%	0.0%
Total other expenses	2.4%	2.8%	2.8%
INCOME BEFORE INCOME TAXES	2.7%	1.4%	1.8%
Provision for income taxes	-2.5%	-0.5%	-0.7%
NET INCOME	0.2%	0.9%	1.1%
Net income attributable to noncontrolling interests	0.2%	0.1%	0.1%
NET INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	0.0%	0.8%	1.0%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Service Fee Revenue, net of contractual allowances and discounts

Service fee revenue, net of contractual allowances and discounts for the year ended December 31, 2017 was $857.2 million compared to $821.6 million for the year ended December 31, 2016, an increase of $35.6 million, or 4.3%.

Service fee revenue, net of contractual allowances and discounts, for only those centers in operation throughout the full fiscal years of both 2017 and 2016, increased $40.4 million, or 5.3%. The overall 5.3% increase was precipitated by a 4% hike in volumes of advanced imaging modalities at the higher 2017 fee schedule reimbursement rates plus a 1.4% revenue increase on digital tomography procedures. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2016. For the year ended December 31, 2017, service fee revenue, net of contractual allowances and discounts, from centers that were acquired subsequent to January 1, 2016 and excluded from the above comparison was $47.1 million. For the year ended December 31, 2016, net revenue from centers that were acquired subsequent to January 1, 2016 and excluded from the above comparison was $51.9 million.

Provision for bad debts

Provision for bad debts increased $1.2 million, or 2.6%, to $46.6 million, or 4.8% of net revenue, for the year ended December 31, 2017 compared to $45.4 million, or 4.9% of net revenue, for the year ended December 31, 2016. We review our provision by the application of judgment based on factors such as contractual reimbursement rates, payor mix, the age of receivables, historical cash collection experience and other relevant information.

Revenue under capitation arrangements

Revenue under capitation arrangements for the year ended December 31, 2017 was $111.5 million compared to $108.3 million for the year ended December 31, 2016, an increase of $3.2 million, or 3.0%%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the full fiscal years of both 2017 and 2016, increased $3.6 million, or 3.3%. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2016. For the year ended December 31, 2017, revenue under capitation arrangements from centers that were acquired subsequent to January 1, 2016 and excluded from the above comparison was $129,000. For the year ended December 31, 2016, net revenue from centers that were acquired subsequent to January 1, 2016 and excluded from the above comparison was $484,000.

Operating expenses

Cost of operations for the year ended December 31, 2017 increased approximately $26.6 million, or 3.4%, from $775.8 million for the year ended December 31, 2016 to $802.4 million for the year ended December 31, 2017. The following table sets forth our operating expenses for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016

Salaries and professional reading fees, excluding stock-based compensation	$470,382	$445,690
Stock-based compensation	6,787	5,826
Building and equipment rental	78,627	74,214
Medical supplies	42,625	51,735
Other operating expenses *	203,956	198,336
Cost of operations	802,377	775,801

Depreciation and amortization	66,796	66,610
Loss on sale and disposal of equipment	1,142	767
Severance costs	1,821	2,877
Total operating expenses	$872,136	$846,055

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $24.7 million, or 5.5%, to $470.4 million for the year ended December 31, 2017, compared to $445.7 million for the year ended December 31, 2016.

Salaries and professional reading fees, limited to centers which were in operation throughout the full fiscal years of both 2017 and 2016, increased $25.4 million, or 6.1%. 2% of the 6.1% increase was due to physician staffing in correlation with the increase in net revenue. The other 4% increase was attributable to non-physician staffing cost due to increased volumes at centers along with ramping up our staffing in Reimbursement Operations and Self Pay team in an effort to increase collection and improve our collection rates. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2016. For the year ended December 31, 2017, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2016 and excluded from the above comparison was $24.9 million. For the year ended December 31, 2016, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2016, and excluded from the above comparison was $25.6 million.

•	Stock-based compensation

Stock-based compensation increased $960,000, or 16.5%, to $6.8 million for the year ended December 31, 2017 compared to $5.8 million for the year ended December 31, 2016. This increase was driven by the higher fair value of stock based compensation awarded and vested in the year 2017 as compared to 2016.

•	Building and equipment rental

Building and equipment rental expenses increased $4.4 million, or 6.0%, to $78.6 million for the year ended December 31, 2017, compared to $74.2 million for the year ended December 31, 2016.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2017 and 2016, increased $4.7 million, or 6.7%, mainly related to new facility and radiology equipment leases in support of imaging operations. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2017. For the year ended December 31, 2017, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2016, and excluded from the above comparison, was $3.7 million. For the year ended December 31, 2016, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2016, and excluded from the above comparison, was $4.0 million.

•	Medical supplies

Medical supplies expense decreased $9.1 million, or 17.6%, to $42.6 million for the year ended December 31, 2017, compared to $51.7 million for the year ended December 31, 2016.

Medical supplies expense, including only those centers which were in operation throughout the full fiscal years of both 2017 and 2016, increased $508,000, or 1.7%. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2017. For the year ended December 31, 2017, medical supplies expense from centers that were acquired subsequent to January 1, 2016, and excluded from the above comparison was $11.4 million. For the year ended December 31, 2016, medical supplies expense from centers that were acquired subsequent to January 1, 2016, and excluded from the above comparison was $21.0 million.

•	Other operating expenses

Other operating expenses increased $5.6 million, or 2.8%, to $204.0 million for the year ended December 31, 2017 compared to $198.3 million for the year ended December 31, 2016.

Other operating expenses, limited to only those centers which were in operation throughout the full fiscal years of both 2017 and 2016, increased $7.7 million or 4.1%. The increase was primarily related to insurance reserve charges, higher utility usage rates in the fourth quarter of the year, and billing services. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2016. For the year ended December 31, 2017, other operating expenses from centers that were acquired subsequent to January 1, 2016, and excluded from the above comparison were $8.8 million. For the year ended December 31, 2016, other operating expenses from centers that were acquired subsequent to January 1, 2016, and excluded from the above comparison were $10.9 million.

•	Depreciation and amortization expense

Depreciation and amortization expense increased $186,000, or 0.3%, to $66.8 million for the year ended December 31, 2017 when compared $66.6 million for the year ended December 31, 2016.

Depreciation and amortization expense at those centers which were in operation throughout the full fiscal years of both 2017 and 2016, decreased $32,000 or 0.1%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2016.  For the year ended December 31, 2017, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2016 and excluded from the above comparison was $2.8 million.  For the year ended December 31, 2016, depreciation and amortization from centers that were acquired subsequent to January 1, 2016, and excluded from the above comparison was $2.6 million.

•	Loss on sale and disposal of equipment

Loss on sale of equipment was $1.1 million and $767,000 for the years ended December 31, 2017 and 2016, respectively, and primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

•	Severance costs

During the year ended December 31, 2017, we had severance costs of $1.8 million compared to $2.9 recorded during the year ended December 31, 2016. In the third quarter of 2017, we incurred severance expenses of $1.2 million specifically related to the disposition of Breastlink Medical Group.

Interest expense

Interest expense decreased approximately $2.8 million, or 6.5%, to $40.6 million for the year ended December 31, 2017 compared to $43.5 million for the year ended December 31, 2016. Interest expense for the year ended December 31, 2016 included $3.5 million of amortization of deferred financing and discount on issuance of debt, and $24,000 of other non cash interest. Interest expense for the year ended December 31, 2016 included $4.3 million of amortization of deferred financing costs and discount on issuance of debt as well as $709,000 of deferred financing costs in relation to the Restatement Amendment and $93,000 in other non cash interest.

The cash portion of our interest expense decreased approximately $1.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to lower interest rates on our term loan debt stemming from the Fifth Amendment (defined below). See “Liquidity and Capital Resources” below for more details on our financing activity during 2017.

Meaningful use incentive

For the years ended December 31, 2017 and December 31, 2016, we recognized other income from meaningful use incentive in the amount of $250,000 and $2.8 million, respectively. This amount was earned under a Medicare program to promote the use of electronic health record technology.

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures increased $3.8 million or 38.8% to $13.6 million for the year ended December 31, 2017 compared to $9.8 million for the year ended December 31, 2016. The increase relates mainly to equity in earnings stemming from New Jersey Imaging Networks, a joint venture where we hold a 49% non-controlling interest, and strong performances in other joint ventures based in the state of Maryland.

Gain on Sale of Imaging Center

In separate sale transactions over 2017, we recognized a combined gain on the sale of 5 wholly owned imaging centers in Rhode Island and 3 oncology practices, including the sale of Breastlink Medical Group, in the amount of $3.1 million.

Gain on return of common stock

In the second quarter of 2016, we recorded a gain on return of common stock of $5.0 million.

Other expenses / income

For the year ended December 31, 2017 we recorded approximately $8,000 of other income. For the year ended December 31, 2016, we recorded $196,000 of other expenses.

Provision for income tax expense

We had a tax provision for the year ended December 31, 2017 of $24.3 million or 92.1% of income before income taxes, compared to a tax provision for year ended December 31, 2016 of $4.4 million or 35.6% of income before income taxes. The increase in provision for income tax expense was significantly impacted by the recent changes in federal tax law. The Tax Cuts and Jobs Act or Tax Act was enacted on December 22, 2017 and reduces the US federal corporate tax rate to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign secured earnings. We have not completed our accounting for the tax effects of the Tax Act, however in certain cases we have made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax. For the items for which we were able to determine a reasonable estimate, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The changes effected by the Tax Act resulted in an increase in tax expense of $13.6 million. Of this provision amount,  $13.5 million is related to the revaluation of certain deferred tax balances and $0.1 million is related to one-time transition tax on deemed repatriation of foreign earnings. See Note 10 to our consolidated financial statement contained herein for more details.

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

Operating expenses

Cost of operations for the year ended December 31, 2016 increased approximately $67.5 million, or 9.5%, from $708.3 million for the year ended December 31, 2015 to $775.8 million for the year ended December 31, 2016. The following table sets forth our operating expenses for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015

Salaries and professional reading fees, excluding stock-based compensation	$445,690	$402,528
Stock-based compensation	5,826	7,647
Building and equipment rental	74,214	71,666
Medical supplies	51,735	49,417
Other operating expenses *	198,336	177,031
Cost of operations	775,801	708,289

Depreciation and amortization	66,610	60,611
Loss on sale and disposal of equipment	767	866
Severance costs	2,877	745
Total operating expenses	$846,055	$770,511

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $43.2 million, or 10.7%, to $445.7 million for the year ended December 31, 2016, compared to $402.5 million for the year ended December 31, 2015.

Salaries and professional reading fees for only those centers in operation throughout the full fiscal years of both 2016 and 2015, increased $16.2 million, or 4.2%. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2015. For the year ended December 31, 2016, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2015 and excluded from the above comparison was $48.0 million. For the year ended December 31, 2015, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison was $21.0 million.

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

Other operating expenses increased $21.3 million, or 12.0%, to $198.3 million for the year ended December 31, 2016 compared to $177.0 million for the year ended December 31, 2015.

Other operating expenses, including only those centers which were in operation throughout the full fiscal years of both 2016 and 2015, decreased $2.5 million or 1.6%. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2015. For the year ended December 31, 2016, other operating expenses from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison were $43.5 million. For the year ended December 31, 2015, other operating expenses from centers that were acquired subsequent to January 1, 2015, and excluded from the above comparison were $19.7 million.

•	Depreciation and amortization expense

Depreciation and amortization expense increased $6.0 million, or 9.9%, to $66.6 million for the year ended December 31, 2016 when compared $60.6 million for the year ended December 31, 2015.

Depreciation and amortization expense at those centers which were in operation throughout the full fiscal years of both 2016 and 2015, increased $793,000 or 1.4%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2015.  For the year ended December 31, 2016, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2015 and excluded from the above comparison was $10.0 million.  For the year ended December 31, 2015, depreciation and amortization from centers that were acquired subsequent to January 1, 2015 and excluded from the above comparison was $4.8 million.

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

The cash portion of interest expense increased approximately $2.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to higher interest rates on our term loan debt stemming from the Restatement Amendment and First Lien Credit Agreement. See “Liquidity and Capital Resources” below for more details on our financing activity during 2016.

Meaningful use incentive

For the years ended December 31, 2016 and December 31, 2015, we recognized other income from meaningful use incentive in the amount of $2.8 million and $3.3 million, respectively. This amount was earned under a Medicare program to promote the use of electronic health record technology.

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

Gain on return of common stock

In the second quarter of 2016, we recorded a gain on return of common stock of $5.0 million.

Other expenses / income

For the year ended December 31, 2016 we recorded approximately $196,000 of other expenses. For the year ended December 31, 2015, we recorded $419,000 of other expenses mainly related to acquisition activity.

Provision for income tax expense

For the years ended December 31, 2016 and December 31, 2015, we recorded income tax expense of $4.4 million and $6.0 million, respectively.

Non-GAAP Financial Measures

We use both GAAP and non-GAAP metrics to measure our financial results. We believe that, in addition to GAAP metrics, non-GAAP metrics such as Adjusted EBITDA and Free Cash Flow assist us in measuring our cash generated from operations and ability to service our debt obligations.

Adjusted EBITDA

Our Adjusted EBITDA metric removes non-cash and non-recurring charges that occur in the affected period and provides a basis for measuring the Company’s core financial performance against other periods.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2017, 2016, and 2015, respectively (in thousands):

	Years Ended December 31,
	2017	2016	2015

Net income attributable to RadNet, Inc. common stockholders	$53	$7,230	$7,709
Plus provision for income taxes	24,310	4,432	6,007
Plus other expenses	–	196	419
Plus interest expense	40,623	43,455	41,684
Plus severance costs	1,821	2,877	745
Plus loss on sale and disposal of equipment	1,142	767	866
Plus acquisition related working capital adjustment	–	6,072	–
Plus legal settlements	–	–	1,425
Plus reimbursable legal expenses	723	–	–
Plus refinancing fees	235	606	–
Plus expenses of divested/closed operations	3,186	–	–
Less gain on sale of imaging center and medical practice	(3,146)	–	(5,434)
Less gain on return of common stock	–	(5,032)
Less other income	(8)	–	–
Plus depreciation and amortization	66,796	66,610	60,611
Plus non-cash employee stock-based compensation	6,787	5,826	7,647
Adjusted EBITDA	$142,522	$133,039	$121,679

Free Cash Flow

Another non-GAAP measure that we use is “Free Cash Flow”. We use free cash flow as an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows, and consequently our ability to service debt and make capital expenditures. Free cash flow is used in addition to and in conjunction with results presented in accordance with GAAP and free cash flow should not be relied upon to the exclusion of GAAP financial measures.

We define free cash flow as Adjusted EBITDA, less capital expenditures, and less the cash portion of our interest expense. We reconcile free cash flow to “net cash flows provided by operating activities”. We use free cash flow to conduct and evaluate our business because, although it is similar to cash flow from operations, we believe it is a more conservative measure of cash flows since purchases of fixed assets and the cash portion of our interest expense are a necessary component of our ongoing operations. In limited circumstances in which proceeds from sales of fixed assets exceed purchases, free cash flow could exceed cash flow from operations. This occurred in the year ended December 31, 2015 and was related to the sale of our wholly-owned imaging centers in the state of New Jersey to the New Jersey Imaging Networks. However, since we do not anticipate being a net seller of fixed assets, we expect free cash flow to be less than operating cash flows.

Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on capital lease obligations or cash payments for business acquisitions. Therefore, we believe it is important to view Free Cash Flow as a complement to our entire consolidated statements of cash flows.

The following table provides a reconciliation of free cash flow to “net cash flows from operations” the most directly comparable amounts reported in accordance with GAAP for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Adjusted EBITDA	$142,522	$133,039	$121,679
Less cash paid for interest	(34,197)	(37,487)	(36,028)
Less cash capital purchases	(61,336)	(59,251)	(42,964)
Less new capital lease debt	(5,504)	(1,268)	(7,753)
Plus proceeds from sale of equipment	852	481	1,282
Plus proceeds from sale of imaging and medical practice assets	8,429	–	35,500
Free cash flow	$50,766	$35,514	$71,716
Free cash flow as a percent of
cash flow from operations	35.7%	38.8%	107.0%

Liquidity and Capital Resources

We had net income attributable to RadNet, Inc.’s common stockholders of $53,000, $7.2 million and $7.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. We had cash and cash equivalents of $51.3 million and accounts receivable of $155.5 million at December 31, 2017, compared to cash of $20.6 and accounts receivable of $164.2 million at December 31, 2016. We had a working capital balance of $43.7 million and $62.6 million at December 31, 2017 and 2016, respectively. We also had total equity of $69.9 million and $52.1 million at December 31, 2017 and 2016, respectively.

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

Based on our current level of operations, we believe that cash flow from operations and over the next twelve months available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our short-term liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on the terms acceptable to us, if at all.

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

Sources and Uses of Cash

Cash provided by operating activities was $142.2 million, $91.6 million, and $67.0 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash used in investing activities was $79.3 million, $65.5 million, and $96.8 million, for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, we purchased property and equipment for approximately $61.3 million, acquired the assets and businesses of additional imaging facilities for approximately $27.6 million. Offsetting our cash used in investing activities we received $8.4 million in proceeds from the sale of imaging and medical practice assets and $1.5 million received from joint venture partners.

Cash used in financing activities was $32.2 million for the year ended December 31, 2017, compared to cash used in financing activities of $5.9 million and cash provided by financing activities of $29.9 million for the years ended December 31, 2016 and December 31, 2015, respectively. The cash used by financing for the year ended December 31, 2017 consisted of $170.0 million in new borrowings from the Fifth Amendment and Incremental Joinder Agreement with respect to our First Lien Credit Agreement. See financing activity in 2017 below for a further description on this event. Payments on secured debt and revolver loans amounted to $196.7 million, which included a full payoff of the balance of our Second Lien Credit and Guaranty Agreement and contractual payments of equipment notes and capital leases totaled $6.8 million.

Senior Secured Credit Facilities

At December 31, 2017, our credit facilities were comprised of one tranche of senior secured first lien term loans (the “First Lien Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”). At December 31, 2017, we had $620.3 million aggregate principal amount of First Lien Term Loans outstanding and no principal borrowed under our Revolving Credit Facility. The Revolving Credit Facility provides for a maximum borrowing limit of $117.5 million and fully available to us at December 31, 2017, subject to customary drawing conditions.

As of December 31, 2017, we were in compliance with all covenants under out credit facilities.

The following describes our 2017 financing activities:

Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement

On August 22, 2017, we entered into Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Fifth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fifth Amendment, we issued $170.0 million in incremental First Lien Term Loans, the proceeds of which were used to repay in full all outstanding Second Lien Term Loans and all other obligations under the Second Lien Credit Agreement.

Pursuant to the Fifth Amendment, we also changed the interest rate margin applicable to borrowings under the First Lien Credit Agreement. While borrowings under the First Lien Credit Agreement continue to bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement) or a combination of both, at the election of the Company, plus an applicable margin. The applicable margin for Adjusted Eurodollar Rate borrowings and Base Rate borrowings was changed from 3.25% and 2.25%, respectively, to 3.75% and 2.75%, respectively, through an initial period which ends when financial reporting is delivered for the period ending September 30, 2017. Thereafter, the rates of the applicable margin for borrowing under the First Lien Credit Agreement will adjust depending on our leverage ratio, according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At December 31, 2017 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.36% and 4.50%, respectively, and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings remained at 3.75% and 2.75%, respectively.

Pursuant to the Fifth Amendment, the First Lien Credit Agreement was amended so that we can elect to request 1) an increase to the existing Revolving Credit Facility and/or 2) additional First Lien Term Loans, provided that the aggregate amount of such increases and additions does not exceed (a) $100.0 million and (b) as long as the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) would not exceed 4.00:1.00 after giving effect to such incremental facilities, an uncapped amount of incremental facilities, in each case subject to the conditions and limitations set forth in the First Lien Credit Agreement. Each lender approached to provide all or a portion of any incremental facility may elect or decline, in its sole discretion, to provide an incremental commitment or loan.

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

Fourth Amendment to First Lien Credit Agreement

On February 2, 2017, we entered into Amendment No. 4 to Credit and Guaranty Agreement (the “Fourth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fourth Amendment, the interest rate margin per annum on the First Lien Term Loans and the Revolving Credit Facility was reduced by 50 basis points, from 3.75% to 3.25%. Except for such reduction in the interest rate on credit extensions, the Fourth Amendment did not result in any other material modifications to the First Lien Credit Agreement. RadNet incurred expenses for the transaction in the amount of $543,000, which was recorded to discount on debt and will be amortized over the remaining term of the agreement.

The following describes our applicable financing prior to giving effect to the Fourth Amendment and Fifth Amendment discussed above.

First Lien Credit Agreement

On July 1, 2016, we entered into the First Lien Credit Agreement pursuant to which we amended and restated our then existing first lien credit facilities. Pursuant to the First Lien Credit Agreement, we originally issued $485 million of First Lien Term Loans and established the $117.5 million Revolving Credit Facility. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the First Lien Credit Agreement, make a $12.0 million principal payment of the Second Lien Term Loans, pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.

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

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. Revolving loans borrowed under the Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement), plus an applicable margin. Pursuant to the Fifth Amendment, the applicable margin was amended to vary based on our leverage ratio in accordance with the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of December 31, 2017, the interest rate payable on revolving loans was 7.0%.

The Revolving Credit Facility will terminate on the earliest to occur of (i) July 1, 2021, (ii) the date we voluntarily agree to permanently reduce the Revolving Credit Facility to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, and (iii) the date the Revolving Credit Facility is terminated due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement.

Second Lien Credit Agreement:

On March 25, 2014, we entered into the Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement”) pursuant to which we issued $180 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans were used to redeem our 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes. On July 1, 2016, in conjunction with the restated First Lien Credit Agreement, a $12.0 million principal payment was made on the Second Lien Term Loans. On August 22, 2017 the Second Lien Credit Agreement was repaid in full with the proceeds of First Lien Term Loans issued under the Fifth Amendment, as described above.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Notes payable (1)	$67,285	$65,215	$63,196	$61,266	$59,432	$467,450	$783,844
Capital leases (2)	4,080	2,276	282	162	59	–	6,859
Operating leases (3)	68,458	60,128	51,073	42,076	31,954	105,954	359,643
Total	$139,823	$127,619	$114,551	$103,504	$91,445	$573,404	$1,150,346

(1)	Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2017.

(2)	Includes interest component of capital lease obligations.

(3)	Includes all operating leases through the end of their main lease term, excluding options on facility leases.

We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under this agreement, we are committed to minimum payments of approximately $27.0 million per year through 2019.

Critical Accounting Policies

USE OF ESTIMATES - The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands) :

	Years Ended December 31,
	2017	2016	2015

Commercial insurance	$571,369	$539,793	$486,489
Medicare	193,166	187,941	168,545
Medicaid	25,821	28,170	23,948
Workers' compensation/personal injury	35,195	36,548	32,728
Other (1)	31,627	29,135	35,046
Service fee revenue, net of contractual allowances and discounts	857,178	821,587	746,756
Provision for bad debts	(46,555)	(45,387)	(36,033)
Net service fee revenue	810,623	776,200	710,723
Revenue under capitation arrangements	111,563	108,335	98,905
Total net revenue	$922,186	$884,535	$809,628

(1) Other consists of revenue from teleradiology services, consulting fees and software revenue.

PROVISION FOR BAD DEBTS - We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by the historical payment patterns of each type of payor, write-off trends, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2017 and 2016 was $34.6 million and $20.7 million, respectively.

GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at December 31, 2017 totaled $256.8 million and $239.6 million at December 31, 2016. Indefinite lived intangible assets at December 31, 2017 and 2016 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2017, noting no impairment, and have not identified any indicators of impairment through December 31, 2017.

Recent Accounting Standards

Stated below are accounting policies which are under evaluation for their potential impact on our statement of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s current revenue recognition policies for our most significant revenue streams, materially comply with the amended guidance. The primary change for healthcare providers under the new guidance is the requirement to report the allowance for uncollectible accounts associated with patient responsibility amounts as a reduction in net revenue as opposed to bad debt expense as a component of operating expenses. The new standard supersedes most current revenue guidance, including industry-specific guidance, and may be applied retrospectively with cumulative effect recognized in retained earnings as of the date of adoption (modified retrospective method). The guidance became effective for the Company on January 1, 2018 and the Company adopted the new standard using the modified retrospective approach. As part of adopting the standard, the Company identified revenue streams of like contracts to allow for ease of implementation. The Company used primarily a portfolio approach to apply the new model to classes of customers with similar characteristics. The impact of adopting the new standard on our total revenue; and income from operations is not material. The immaterial impact of adopting Topic 606 primarily relates to recognizing certain credit and collection issues not known at the date of service, including bankruptcy, in the provision for uncollectible accounts included in expenses on the consolidated statement of operations, which previously were netted against service revenue.  The impact to income from current activities is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue consistent with our current revenue recognition model.  In addition, the number of our performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice. As such, the adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. We are evaluating the effect of this guidance.

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

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. ASU 2017-01 is effective for annual periods beginning after December 31, 2017 including interim periods within those periods. We do not anticipate any material impact on our financial position.

Subsequent Events

On January 1, 2018 we completed our acquisition of certain assets of Imaging Services Company of New York, LLC, consisting of a single multi-modality center located in New York, New York, for purchase consideration of $5.8 million.

On January 1, 2018, we formed Beach Imaging Group, LLC (“Beach Imaging”) and contributed the operations of 24 imaging facilities spread across southern Los Angeles and Orange Counties in exchange for a 60% economic interest. MemorialCare Medical Foundation (MCMF), a hospital system in southern California, contributed $22.9 million in cash along with the operations of 10 of its imaging facilities in southern California to receive a 40% economic interest in Beach Imaging. In connection with the same transaction, Beach Imaging agreed to sell one of its newly acquired imaging center from RadNet to MCMF for $1.7 million.

Additional Information

Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2017, 2016 and 2015 is included in the consolidated financial statements and notes thereto in this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At December 31, 2017, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $33,000 in operating expenses.

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

At December 31, 2017, we had $620.3 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. The 2016 Caps are designed to provide a hedge against interest rate increases. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At December 31, 2017, our effective 3 month LIBOR was 1.36%. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps. See Note 2 to the consolidated financial statements contained herein.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the rates experienced in 2016 would, after considering the effects of the 2016 Caps, result in an increase of $4.0 million in annual interest expense and a corresponding decrease in income before taxes.  At December 31, 2017, an additional $8.1 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $81,000 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, our management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 57.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Los Angeles, California

March 16, 2018

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,322	$20,638
Accounts receivable, net	155,518	164,210
Due from affiliates	2,343	2,428
Prepaid expenses and other current assets	26,168	28,435
Assets held for sale	–	2,203
Total current assets	235,351	217,914
PROPERTY AND EQUIPMENT, NET	244,301	247,725
OTHER ASSETS
Goodwill	256,776	239,553
Other intangible assets	40,422	42,682
Deferred financing costs, net of current portion	1,895	2,004
Investment in joint ventures	52,435	43,509
Deferred tax assets, net of current portion	30,852	50,356
Deposits and other	6,947	5,733
Total assets	$868,979	$849,476
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$135,809	$111,166
Due to affiliates	16,387	13,141
Deferred revenue related to software sales	2,606	1,516
Current portion of deferred rent	2,714	2,961
Current portion of notes payable	30,224	22,031
Current portion of obligations under capital leases	3,866	4,526
Total current liabilities	191,606	155,341

LONG-TERM LIABILITIES
Deferred rent, net of current portion	26,251	24,799
Notes payable, net of current portion	572,365	609,445
Obligations under capital lease, net of current portion	2,672	2,730
Other non-current liabilities	6,160	5,108
Total liabilities	799,054	797,423

EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 47,723,915 and 46,574,904 shares issued and outstanding at December 31, 2017 and 2016, respectively	5	4
Additional paid-in-capital	212,261	198,387
Accumulated other comprehensive (loss) gain	(548)	306
Accumulated deficit	(150,158)	(150,211)
Total RadNet, Inc.'s stockholders' equity	61,560	48,486
Non-controlling interests	8,365	3,567
Total equity	69,925	52,053
Total liabilities and equity	$868,979	$849,476

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2017	2016	2015

NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$857,178	$821,587	$746,756
Provision for bad debts	(46,555)	(45,387)	(36,033)
Net service fee revenue	810,623	776,200	710,723
Revenue under capitation arrangements	111,563	108,335	98,905
Total net revenue	922,186	884,535	809,628
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	802,377	775,801	708,289
Depreciation and amortization	66,796	66,610	60,611
Loss on sale and disposal of equipment	1,142	767	866
Severance costs	1,821	2,877	745
Total operating expenses	872,136	846,055	770,511
INCOME FROM OPERATIONS	50,050	38,480	39,117

OTHER INCOME AND EXPENSES
Interest expense	40,623	43,455	41,684
Meaningful use incentive	(250)	(2,808)	(3,270)
Equity in earnings of joint ventures	(13,554)	(9,767)	(8,927)
Gain on sale of imaging centers and medical practice	(3,146)	–	(5,434)
Gain on return of common stock	–	(5,032)	–
Other (income) expenses	(8)	196	419
Total other expenses	23,665	26,044	24,472
INCOME BEFORE INCOME TAXES	26,385	12,436	14,645
Provision for income taxes	(24,310)	(4,432)	(6,007)
NET INCOME	2,075	8,004	8,638
Net income attributable to noncontrolling interests	2,022	774	929

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$53	$7,230	$7,709

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.00	$0.16	$0.18

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.00	$0.15	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	46,880,775	46,244,188	43,805,794
Diluted	47,401,921	46,655,032	45,171,372

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2017	2016	2015

NET INCOME	$2,075	$8,004	$8,638
Foreign currency translation adjustments	26	(49)	(41)
Change in fair value of cash flow hedge, net of taxes	(880)	508	–
COMPREHENSIVE INCOME	1,221	8,463	8,597
Less comprehensive income attributable to non-controlling interests	2,022	774	929

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(801)	$7,689	$7,668

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2015	42,825,676	$4	$177,750	$(112)	$(172,280)	$5,362	$2,336	$7,698
Issuance of common stock upon exercise of options/warrants	835,098	–	594	–	–	594	–	594
Stock-based compensation	–	–	7,635	–	–	7,635	–	7,635
Issuance of restricted stock and other awards	1,014,423	–	–	–	–	–	–	–
Forfeiture of restricted stock	(59,053)	–	–	–	–	–	–	–
Issuance of stock for acquisitions	1,665,045	–	9,241	–	–	9,241	–	9,241
Sale to noncontrolling interests, net of taxes	–	–	2,077	–	–	2,077	1,348	3,425
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(729)	(729)
Change in cumulative foreign currency translation adjustment	–	–	–	(41)	–	(41)	–	(41)
Net income	–	–	–	–	7,709	7,709	929	8,638
BALANCE - DECEMBER 31, 2015	46,281,189	$4	$197,297	$(153)	$(164,571)	$32,577	$3,884	$36,461
Cumulative effect of accounting change due to adoption of ASU 2016-09	–	–	–	–	7,130	7,130	–	7,130
Issuance of common stock upon exercise of options/warrants	314,448	–	150	–	–	150	–	150
Stock-based compensation	–	–	5,767	–	–	5,767	–	5,767
Issuance of restricted stock and other awards	937,803	–	–	–	–	–	–	–
Return of common stock	(958,536)	–	(5,032)	–	–	(5,032)	–	(5,032)
Purchase of noncontrolling interests	–	–	(495)	–	–	(495)	(599)	(1,094)
Sale to noncontrolling interests, net of taxes	–	–	700	–	–	700	–	700
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(492)	(492)
Change in cumulative foreign currency translation adjustment	–	–	–	(49)	–	(49)	–	(49)
Change in fair value cash flow hedge, net of taxes	–	–	–	508	–	508	–	508
Net income	–	–	–	–	7,230	7,230	774	8,004
BALANCE - DECEMBER 31, 2016	46,574,904	$4	$198,387	$306	$(150,211)	$48,486	$3,567	$52,053
Stock-based compensation	867,248	1	7,833	–	–	7,834	–	7,834
Issuance of stock for acquisitions	281,763	–	2,500	–	–	2,500	–	2,500
Sale to noncontrolling interests, net of taxes	–	–	3,541	–	–	3,541	–	3,541
Contributions from noncontrolling interests	–	–	–	–	–	–	4,304	4,304
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(1,528)	(1,528)
Change in cumulative foreign currency translation adjustment	–	–	–	26	–	26	–	26
Change in fair value cash flow hedge, net of taxes	–	–	–	(880)	–	(880)	–	(880)
Net income	–	–	–	–	53	53	2,022	2,075
BALANCE - DECEMBER 31, 2017	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,075	$8,004	$8,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,796	66,610	60,611
Provision for bad debts	46,555	45,387	36,033
Gain on return from common stock	–	(5,032)	–
Equity in earnings of joint ventures	(13,554)	(9,767)	(8,927)
Distributions from joint ventures	8,690	2,926	7,731
Amortization and write off of deferred financing costs and loan discount	3,483	5,045	5,369
Loss on sale and disposal of equipment	1,142	767	866
Gain on sale of imaging centers	(3,146)	–	(5,434)
Stock-based compensation	6,787	5,826	7,647
Non cash severance	1,047	–	–
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(37,164)	(47,055)	(34,514)
Other current assets	1,461	11,038	(14,198)
Other assets	(801)	1,267	(3,813)
Deferred taxes	19,504	3,446	4,036
Deferred rent	2,135	(1,668)	7,011
Deferred revenue	1,034	(82)	(366)
Accounts payable, accrued expenses and other	36,181	4,929	(3,653)
Net cash provided by operating activities	142,225	91,641	67,037
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(27,612)	(6,641)	(90,792)
Investment at cost	(500)
Purchase of property and equipment	(61,336)	(59,251)	(42,964)
Proceeds from sale of equipment	852	481	1,282
Proceeds from sale of imaging and medical practice assets	8,429	–	35,500
Proceeds from sale of internal use software	492	301	443
Cash contribution from partner in JV formation	1,473	994	–
Equity contributions in existing and purchase of interest in joint ventures	(1,118)	(1,374)	(265)
Net cash used in investing activities	(79,320)	(65,490)	(96,796)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(6,836)	(11,880)	(9,773)
Proceeds from borrowings	170,000	476,504	73,869
Payments on senior notes	(196,666)	(469,086)	(23,727)
Payments on deferred financing costs and debt discount	(5,062)	(945)	–
Distributions paid to noncontrolling interests	(1,528)	(492)	(729)
Proceeds from sale of noncontrolling interest, net of taxes	7,720	992	5,005
Contributions from noncontrolling partners	125	–	–
Proceeds from revolving credit facility	200,800	435,900	248,400
Payments on revolving credit facility	(200,800)	(435,900)	(263,700)
Purchase of non-controlling interests	–	(1,153)	–
Proceeds from issuance of common stock upon exercise of options	–	150	594
Net cash (used in) provided by financing activities	(32,247)	(5,910)	29,939
EFFECT OF EXCHANGE RATE CHANGES ON CASH	26	(49)	(41)
NET INCREASE IN CASH AND CASH EQUIVALENTS	30,684	20,192	139
CASH AND CASH EQUIVALENTS, beginning of period	20,638	446	307
CASH AND CASH EQUIVALENTS, end of period	$51,322	$20,638	$446
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$34,197	$37,487	$36,028
Cash paid during the period for income taxes	$4,939	$2,798	$1,781

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $18.5 million, $28.8 million, and $32.4 million during the years ended December 31, 2017, 2016 and 2015, respectively, that we had not paid for as of December 31, 2017, 2016 and 2015, respectively. The offsetting amount due was recorded in our consolidated balance sheets under “accounts payable, accrued expenses and other.”

We added capital lease debt of approximately $5.5 million, $1.3 million, and $7.8 million for the years ended December 31, 2017, 2016 and 2015 respectively, relating to radiology equipment.

We recorded an investment in joint venture of $3.0 million to ScriptSender, LLC representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. As of December 31, 2017, the balance remaining to be contributed is approximately $2.0 million. See Note 2, Investment in Joint Ventures section to the consolidated financial statements contain herein for further information.

We transferred approximately $2.5 million in net assets in April 2017 to our new joint venture, Santa Monica Imaging Group LLC. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

We transferred approximately $4.6 million in net assets in July 2017 to a new majority owned subsidiary, Advanced Imaging at Timonium Crossing, LLC. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

On August 7, 2017 we acquired Diagnostic Imaging Associates for $13.0 million in cash and $1.5 million in RadNet common stock. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

On October 5, 2017 we completed our acquisition of all of the outstanding equity interests in RadSite, LLC, for $1.0 million in common stock and $856,000 in cash. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

We recognized a non-cash gain on return of common stock of $5.0 million in June 2016. See Note 2, Gain On Return of Common Stock section.

We transferred $2.7 million in fixed assets in June 2016 to our new joint venture, Glendale Advanced Imaging, LLC; see Note 2, Investment in Joint Ventures section.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2017, we operated directly or indirectly through joint ventures with hospitals, 297 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our imaging services, we have two other subsidiaries, eRAD, Inc and Imaging On Call LLC. eRAD, Inc., develops and sells computerized systems for the imaging industry. Imaging On Call LLC, provides teleradiology services for remote interpretation of images. The capabilities of both eRAD and Imaging On Call are designed to make the RadNet imaging center operations more efficient and cost effective. As such, our operations comprise a single segment for financial reporting purposes.

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

We contract with nine medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York. These contracts are similar to our contract with BRMG. Seven of these groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr. Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the nine medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through management agreements with us, substantially all cash flows of BRMG and the NY Groups after expenses including professional salaries are transferred to us.

We have determined that BRMG and the NY Groups are variable interest entities, that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $134.6 million, $135.7 million, and $113.1 million of revenue, net of management services fees to RadNet, for the years ended December 31, 2017, 2016, and 2015, respectively and $134.6 million, $135.7 million, and $113.1 million of operating expenses for the years ended December 31, 2017, 2016, and 2015, respectively. RadNet, Inc. recognized $435.5 million, $430.4 million, and $343.9 million of total billed net service fee revenue for the years ended December 31, 2017, 2016 and 2015, respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2017 and December 31, 2016, we have included approximately $96.3 million and $100.0 million, respectively, of accounts receivable and approximately $7.4 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION – The operating activities of subsidiaries are included in the accompanying consolidated financial statements (“financial statements”) from the date of acquisition. Investments in companies in which we have the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances, with our consolidated entities and the unsettled amount of intercompany transactions with our equity method investees, have been eliminated in consolidation. As stated in Note 1 above, the BRMG and NY Groups are variable interest entities and we consolidate the operating activities and balance sheets of each. Additionally, we determined that our unconsolidated joint venture, ScriptSender, LLC, is also a VIE as it is dependent on our operational funding but we are not a primary beneficiary since RadNet does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. See Investment in Joint Ventures section of Note 2 for further explanation.

USE OF ESTIMATES - The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

RECLASSIFICATION – We have reclassified certain amounts within accrued expenses for 2016 to conform to our 2017 presentation.

REVENUES – Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG and the NY Groups centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Groups as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Groups. As it relates to non-BRMG and NY Groups centers, namely the affiliated physician groups, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands) :

	Years Ended December 31,
	2017	2016	2015

Commercial insurance	$571,369	$539,793	$486,489
Medicare	193,166	187,941	168,545
Medicaid	25,821	28,170	23,948
Workers' compensation/personal injury	35,195	36,548	32,728
Other (1)	31,627	29,135	35,046
Service fee revenue, net of contractual allowances and discounts	857,178	821,587	746,756
Provision for bad debts	(46,555)	(45,387)	(36,033)
Net service fee revenue	810,623	776,200	710,723
Revenue under capitation arrangements	111,563	108,335	98,905
Total net revenue	$922,186	$884,535	$809,628

(1) Other consists of revenue from teleradiology services, consulting fees and software revenue

PROVISION FOR BAD DEBTS – We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by the historical payment patterns of each type of payor, write-off trends, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2017 and 2016 was $34.6 million and $20.7 million, respectively.

ACCOUNTS RECEIVABLE – Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience.

MEANINGFUL USE INCENTIVE – Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada developed a Radiology Information System (RIS) software platform that has been awarded meaningful use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments, providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30, and record the meaningful use incentive within non-operating income only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $250,000, $2.8 million and $3.3 million during the twelve months ended December 31, 2017, 2016 and 2015, respectively, relating to this incentive.

GAIN ON RETURN OF COMMON STOCK – In the second quarter of 2016, we determined that certain pre-acquisition financial information of Diagnostic Imaging Group (“DIG”) provided to us by the sellers contained errors. As a result of this, we negotiated and reached a settlement with the sellers of DIG in June 2016 for the return of 958,536 shares of common stock which had a fair value of $5.0 million on the date of return. Such return has been recognized as a gain on return of common stock in our statement of operations.

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

For the years ended December 31, 2017, 2016 and 2015, we recorded approximately $6.1 million, $6.2 million and $6.1 million, respectively, in revenue related to our eRAD business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2017 we had a deferred revenue liability of approximately $2.5 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS – Costs related to the research and development of new software products and enhancements to existing software products all for resale to our customers are expensed as incurred.

We utilize a variety of computerized information systems in the day to day operation of our diagnostic imaging facilities. One such system is our front desk patient tracking system or Radiology Information System (“RIS”). We have historically utilized third party RIS software solutions and pay monthly fees to outside third party software vendors for the use of this software. We have developed our own RIS solution through our wholly owned subsidiary, Radnet Management Information Systems (“RMIS”) and began utilizing this system beginning in the first quarter of 2015.

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

We have entered into multiple agreements to license our RIS system to outside customers. For the twelve months December 31, 2017 and December 31, 2016, we received approximately $492,000 and $301,000 with respect to this licensing agreement, respectively. In accordance with ASC 350-40, we recorded the receipt of these funds against the capitalized software costs explained above. As of December 31, 2017, the net carrying value of our capitalized software costs was approximately $1.3 million.

CONCENTRATION OF CREDIT RISKS – Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC. Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. We continuously monitor collections and maintain an allowance for bad debts based upon our historical collection experience.

CASH AND CASH EQUIVALENTS – We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

DEFERRED FINANCING COSTS – Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.9 million for the twelve month period ended December 31, 2017, and $2.0 million for the twelve month period ended December 31, 2016. Deferred financing costs are solely related to our Revolving Credit Facility. In conjunction with our Fourth Amendment and Fifth Amendment to our First Lien Credit Agreement, a net addition of approximately $371,000 was added to deferred financing costs for the twelve months ended December 31, 2017. See Note 8, Revolving Credit Facility, Notes Payable, and Capital Leases for more information.

INVENTORIES – Inventories, consisting mainly of medical supplies, are stated at the lower of cost or net realizable value with cost determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of lease term or their estimated useful lives, which range from 3 to 30 years. Maintenance and repairs are charged to expense as incurred.

BUSINESS COMBINATION – Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill at December 31, 2017 totaled $256.8 million and $239.6 million at December 31, 2016. Indefinite lived intangible assets at December 31, 2017 and 2016 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2017, noting no impairment, and have not identified any indicators of impairment through December 31, 2017.

LONG-LIVED ASSETS – We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment when events or changes indicate the carrying amount of an asset may not be recoverable. U.S. GAAP requires that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. We determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired during any periods presented.

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

UNINSURED RISKS – On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date. This fully funded policy remained in effect through November 1, 2013 and continues to cover any claims incurred through this date.

On November 1, 2013 we entered into a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $2.8 million for the year ending December 31, 2017 and $2.9 million for the year ended December 31, 2016, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible for which is $10,000 per incidence at for the years ending December 31, 2017 and December 31, 2016, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2017, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2017 and 2016 of $4.5 million and $2.4 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS AND OTHER UNFAVORABLE CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs. If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue. As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements, which ends in 2031. As of December 31, 2017 and 2016, the remaining accrual balance is $5.0 million, and $5.6 million, respectively.

In addition and related to acquisition activity, we have certain operating lease commitments for facilities where the fair market rent differs from the lease contract rate. We have recorded an unfavorable contract liability representing the difference between the total value of the fair market rent and the contract rent over the current term of the lease applicable from the date of acquisition. As of December 31, 2017 and 2016, the unfavorable contract liability on these leases is $1.4 million and $1.6 million, respectively.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. See Note 11 Stock-Based Compensation for more information.

FOREIGN CURRENCY TRANSLATION – The functional currency of our foreign subsidiaries is the local currency. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive (loss) income. Foreign currency transaction gains and losses are included in the determination of net income.

COMPREHENSIVE (LOSS) INCOME – ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive (loss) income and its components. Our unrealized gains or losses on foreign currency translation adjustments are included in comprehensive (loss) income. In December, 2016, we entered into an interest rate cap agreement, as discussed in Note 2, Derivative Instruments. Assuming perfect effectiveness, any unrealized gains or losses related to the cap agreement that qualify for cash flow hedge accounting are classified as a component of income. Any ineffectiveness is recognized in earnings. The components of comprehensive (loss) income for the three years in the period ended December 31, 2017 are included in the consolidated statements of comprehensive (loss) income.

DERIVATIVE INSTRUMENTS – In the fourth quarter of 2016, we entered into two forward interest rate cap agreements ("2016 Caps"). The 2016 Caps will mature in September and October 2020. The 2016 Caps had notional amounts of $150,000,000 and $350,000,000, respectively, which were designated at inception as cash flow hedges of future cash interest payments associated with portions of our variable rate bank debt. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps.

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

At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e., change in fair value) is reported as a component of accumulated other comprehensive (loss) income in the consolidated statement of equity.

Below represents the fair value of our 2016 Caps and loss (gain) recognized:

For the twelve months ended December 31, 2017

Derivatives	Balance Sheet Location	Fair Value – Liabilities
Interest rate contracts	Current and other non-current liabilities	$(595)

For the twelve months ended December 31, 2016

Derivatives	Balance Sheet Location	Fair Value – Asset Derivatives
Interest rate contracts	Current assets	$818

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive (loss) income, net of taxes is as follows (amounts in thousands):

For the twelve months ended December 31, 2017

Effective Interest Rate Cap	Amount of Loss Recognized on Derivative	Location of Loss Recognized in Income on Derivative
Interest rate contracts	($880)	Other Comprehensive Loss

For the twelve months ended December 31, 2016

Effective Interest Rate Cap	Amount of Gain Recognized on Derivative	Location of Gain Recognized in Income on Derivative
Interest rate contracts	$508	Other Comprehensive Income

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

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets in our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Current and other non-current liabilities
Interest Rate Contracts	$–	$(595)	$–	$(595)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$–	$818	$–	$818

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$628,801	$–	$628,801	$620,272

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$483,129	$–	$483,129	$478,938
Second Lien Term Loans	$–	$167,580	$–	$167,580	$168,000

Our revolving credit facility had no aggregate principal amount outstanding as of December 31, 2017.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2017	2016	2015

Net income attributable to RadNet, Inc. common stockholders	$53	$7,230	$7,709

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,880,775	46,244,188	43,805,794
Basic net income per share attributable to RadNet, Inc. common stockholders	$0.00	$0.16	$0.18
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	46,880,775	46,244,188	43,805,794
Add nonvested restricted stock subject only to service vesting	274,940	220,416	865,326
Add additional shares issuable upon exercise of stock options and warrants	246,206	190,428	500,252
Weighted average number of common shares used in calculating diluted net income per share	47,401,921	46,655,032	45,171,372
Diluted net income per share attributable to RadNet, Inc. common stockholders	$0.00	$0.15	$0.17

Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	175,037	245,313	260,000

INVESTMENT AT COST – On March 24, 2017, we acquired a 12.5% equity interest in Medic Vision – Imaging Solutions Ltd. for $1.0 million. We also have an option to acquire an additional 12.5% equity interest for $1.4 million exercisable within one year from the initial share purchase date. Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. In accordance with ASC 325-20, Cost Method Investments, the investment is recorded at its cost of $1.0 million. No impairment in our investment was noted as of the year ended December 31, 2017. As such, we do not estimate the fair value as no identified events or changes in circumstances occurred that would have a significant adverse effect on the value of the investment.

INVESTMENT IN JOINT VENTURES – We have fourteen unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2017.

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

Formation of new joint ventures

On April 1, 2017, we formed in conjuncture with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA. Total agreed contribution was $2.7 million of cash and assets with RadNet contributing $1.1 million for a 40% economic interest and CSMC contributing $1.6 million for a 60% economic interest. For its contribution, RadNet transferred $80,000 in cash and the net assets acquired in the acquisition of Resolution Imaging of $2.5 million. CSMC contributed $120,000 in cash and paid RadNet $1.5 million for the Resolution Imaging assets transferred to the venture. RadNet does not have controlling economic interest in SMIG and the investment is accounted for under the equity method.

On January 6, 2017, Image Medical Inc. (“Image Medical”), a wholly owned subsidiary of RadNet, acquired a 49% economic interest ScriptSender, LLC, a partnership held by two individuals which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. Image Medical will contribute $3.0 million to the partnership for its 49% ownership stake over a three year period representing the maximum risk in the venture. ScriptSender LLC is dependent on this contribution to finance its own activities, and as such we determined that it is a VIE, but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. As of December 31, 2017, the carrying amount of the investment is $2.5 million.

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

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2017 and December 31, 2016 (in thousands):

Balance as of December 31, 2015	$33,584
Equity contributions in existing and purchase of interest in joint ventures	3,084
Equity in earnings in these joint ventures	9,767
Distribution of earnings	(2,926)
Balance as of December 31, 2016	$43,509
Equity contributions in existing and purchase of interest in joint ventures	4,062
Equity in earnings in these joint ventures	13,554
Distribution of earnings	(8,690)
Balance as of December 31, 2017	$52,435

We received management service fees from the centers underlying these joint ventures of approximately $13.1 million for the year ended December 31, 2017, $11.9 million for the year ended December 31, 2016 and $9.3 million per year for the year ended December 31, 2015. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key unaudited financial data for these joint ventures as of December 31, 2017 and 2016, respectively, and for the years ended December 31, 2017, 2016 and 2015, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2017	2016
Current assets	$47,813	$40,093
Noncurrent assets	107,481	100,146
Current liabilities	(16,655)	(14,077)
Noncurrent liabilities	(42,072)	(44,405)
Total net assets	$96,567	$81,757
Book value of RadNet joint venture interests	$45,935	$38,539
Cost in excess of book value of acquired joint venture interests accounted for as equity method goodwill	6,500	4,970
Total value of RadNet joint venture interests	$52,435	$43,509
Total book value of other joint venture partner interests	$50,632	$43,218

	2017	2016	2015

Net revenue	$188,849	$160,134	$125,544
Net income	$28,644	$21,933	$19,485

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

Accounting standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s current revenue recognition policies for our most significant revenue streams, materially comply with the amended guidance. The primary change for healthcare providers under the new guidance is the requirement to report the allowance for uncollectible accounts associated with patient responsibility amounts as a reduction in net revenue as opposed to bad debt expense as a component of operating expenses. The new standard supersedes most current revenue guidance, including industry-specific guidance, and may be applied retrospectively with cumulative effect recognized in retained earnings as of the date of adoption (modified retrospective method). The guidance became effective for the Company on January 1, 2018 and the Company adopted the new standard using the modified retrospective approach. As part of adopting the standard, the Company identified revenue streams of like contracts to allow for ease of implementation. The Company used primarily a portfolio approach to apply the new model to classes of customers with similar characteristics. The impact of adopting the new standard on our total revenue; and income from operations is not material. The immaterial impact of adopting Topic 606 primarily relates to recognizing certain credit and collection issues not known at the date of service, including bankruptcy, in the provision for uncollectible accounts included in expenses on the consolidated statement of operations, which previously were netted against service revenue. In addition, the number of our performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice. As such, the adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. We are evaluating the effect of this guidance.

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

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is considered a business. ASU 2017-01 is effective for annual periods beginning after December 31, 2017 including interim periods within those periods. There was no material impact on our financial statements.

NOTE 4 – FACILITY ACQUISITIONS, ASSETS HELD FOR SALE AND DISPOSITIONS

Acquisitions

On October 5, 2017 we completed our acquisition of all of the outstanding equity interests in RadSite, LLC, for $1.0 million in common stock and $856,000 in cash. RadSite provides both quality certification and accreditation programs for imaging providers in accordance with standards of private insurance payors and federal regulations under Medicare. We have made a fair value determination of the acquired assets and approximately $91,000 of current assets, $25,000 in fixed assets, a $150,000 covenant not to compete, $75,000 in liabilities and $1.7 million in goodwill were recorded.

On October 1, 2017 we completed our acquisition of certain assets of Remote Diagnostic Imaging P.L.L.C., consisting of a single multi-modality center located in New York, New York, for purchase consideration of $3.9 million. We have made a fair value determination of the acquired assets and approximately $2.6 million in fixed assets, a $50,000 covenant not to compete, and $1.2 million in goodwill were recorded.

On August 7, 2017 we acquired Diagnostic Imaging Associates (“DIA”) for $13.0 million in cash and $1.5 million in RadNet common stock. Located in the state of Delaware, DIA operates five multi-modality imaging locations which provide MRI, CT, Ultrasound, Mammography and X-Ray services. We have made a fair value determination of the acquired assets and approximately $3.1 million of fixed assets and equipment, $1.2 million in current assets, and $10.2 million in goodwill were recorded.

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

On January 13, 2017, we completed our acquisition of certain assets of Resolution Medical Imaging Corporation for consideration of $4.0 million. The purchase of Resolution was enacted to contribute its assets to a joint venture with Cedars Sinai Medical Corporation which was effective April 1, 2017. See the formation of new joint ventures section in Note 2 above for further information.

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

Dispositions and Sales of Noncontrolling Interest

On September 1, 2017 we completed the equity sale of a wholly owned breast oncology practice, Breastlink Medical Group, Inc., to Verity Medical Foundation for approximately $2.8 million. We recorded a gain of approximately $845,000 and incurred severance expense of approximately $1.2 million on this transaction.

On July 1, 2017 we formed a majority owned subsidiary, Advanced Imaging at Timonium Crossing, LLC, in conjunction with the University of Maryland St. Joseph Medical Center. As part of that transaction, we sold a 25% noncontrolling interest in an imaging center of our wholly owned subsidiary, Advanced Imaging Partners, Inc., to the University of Maryland St. Joseph Medical Center for $3.9 million. On the date of sale, the net book value of the 25% interest was $1.1 million and the proceeds in excess of net book value amounting to $2.8 million were recorded to equity.

On April 28, 2017 we completed the sale of five imaging centers operating in Rhode Island to Rhode Island Medical Imaging, Inc. for approximately $4.5 million. We recorded a gain of approximately $1.9 million in the second quarter with regard to this transaction and have no remaining imaging centers in the state.

On April 1, 2017 we received from Cedars Sinai Medical Center $5.9 million in exchange for a 25% noncontrolling interest in the West Valley Imaging Group, LLC (“WVI”). The determined net book value of the 25% interest was approximately $3.0 million. The proceeds in excess of the net book value, amounting to $1.8 million net of taxes, were recorded to equity.

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

As the sale of these assets does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, it is not classified as a discontinued operation. The disposition occurred on April 28, 2017.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. Activity in goodwill for the years ended December 31, 2016 and 2017 is provided below (in thousands):

Balance as of December 31, 2015	$239,408
Goodwill acquired through the acquisition of Advanced Radiological Imaging	1,280
Adjustments to our preliminary allocation of the purchase price of Diagnostic Imaging Group, LLC	(47)
Goodwill acquired through the acquisition of Landmark Imaging, LLC	38
Goodwill held for sale	(1,126)
Balance as of December 31, 2016	239,553
Goodwill acquired through the acquisition of Resolution Imaging Medical Corp	1,901
Goodwill acquired through the acquisition of MRI Centers Inc.	401
Goodwill disposed through the transfer to Santa Monica Imaging Group JV	(1,901)
Goodwill acquired through the acquisition of D&D Diagnostics, Inc.	1,519
Goodwill acquired through the acquisition of Stockton MRI, Inc.	3,101
Goodwill disposed through the sale of Hematology Oncology	(110)
Goodwill acquired through the acquisition of DIA, Inc.	9,185
Goodwill disposed through the sale of Breastlink Medical Group, Inc.	(509)
Goodwill acquired through the acquisition of RDI, Inc.	1,202
Adjustments to our preliminary allocation of the purchase price of DIA, Inc.	1,058
Goodwill acquired through the acquisition of RadSite, LLC	1,665
Goodwill transferred to other assets	(289)
Balance as of December 31, 2017	$256,776

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2017 is $110.1 million.

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at a cost of $57.5 million less accumulated amortization of $25.7 million at December 31, 2017. Also included in other intangible assets is the value of covenant not to compete contracts associated with our facility acquisitions totaling $6.4 million less accumulated amortization of $5.8 million, as well as the value of trade names associated with acquired imaging facilities totaling $10.2 million less accumulated amortization of $1.5 million and dispositions of $750,000.

Total amortization expense was $2.6 million for each of the years ended December 31, 2017 and 2016 and $3.0 million for the year ended December 31, 2015. Intangible assets are amortized using the straight-line method. Management service agreements are amortized over 25 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Weighted average amortization period remaining in years

Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$20,396	$31,831	13.9
Covenant not to compete contracts	279	199	119	43	14	–	654	2.8
Trade Names*	–	–	–	–	–	7,937	7,937	–
Total Annual Amortization	$2,566	$2,486	$2,406	$2,330	$2,301	$28,333	$40,422

* These trade name intangibles have an indefinite life

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2017	2016
Land	$250	$250
Medical equipment	380,439	393,001
Computer and office equipment, furniture and fixtures	96,382	99,434
Software development costs	6,391	6,391
Leasehold improvements	273,436	252,595
Equipment under capital lease	17,180	26,758
Total property and equipment cost	774,078	778,429
Accumulated depreciation	(529,511)	(529,648)
Total net property and equipment	244,567	248,781
Equipment transferred to other assets	(266)	(1,056)
Total property and equipment	$244,301	$247,725

Depreciation and amortization expense of property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2017, 2016 and 2015 was $64.2 million, $64.0 million, and $57.6 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2017	2016

Accounts payable	$28,538	$40,952
Accrued expenses	67,298	36,993
Accrued salary and benefits	30,670	25,009
Accrued professional fees	9,303	8,212
Total	$135,809	$111,166

NOTE 8 - NOTES PAYABLE, REVOLVING CREDIT FACILITY AND CAPITAL LEASES

Revolving credit facility, notes payable, and capital lease obligations:

	December 31,	December 31,
	2017	2016

First Lien Term Loans	$620,272	$478,938

Second Lien Term Loans	–	168,000

Discounts on term loans	(18,470)	(16,783)

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	592	980

Equipment notes payable at interest rates ranging from 3.3% to 5.6%, due through 2020, collateralized by medical equipment	195	341

Obligations under capital leases at interest rates ranging from 4.3% to 11.2%, due through 2022, collateralized by medical and office equipment	6,538	7,256
Total debt obligations	609,127	638,732
Less current portion	(34,090)	(26,557)
Long-term portion debt obligations	$575,037	$612,175

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts, capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2018	$33,582
2019	33,357
2020	33,092
2021	33,081
2022	33,081
Thereafter	454,866
Total notes payable obligations	$621,059

We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2018	$4,080
2019	2,276
2020	282
2021	162
2022	60
Thereafter	–
Total minimum payments	6,860
Amount representing interest	(322)
Present value of net minimum lease payments	6,538
Less current portion	(3,866)
Long-term portion lease obligations	$2,672

Term Loans, Revolving Credit Facility and Financing Activity Information:

At December 31, 2017, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Revolving Credit Facility”). As of December 31, 2017, we were in compliance with all covenants under our credit facilities.

Included in our consolidated balance sheets at December 31, 2017 are $601.8 million of senior secured term loan debt (net of unamortized discounts of $18.5 million) in thousands:

	Face Value	Discount	Total Carrying Value
Total First Lien Term Loans	$620,272	$(18,470)	$601,802

We had no balance under our $117.5 million Revolving Credit Facility at December 31, 2017.

The following describes our 2017 financing activities:

Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement

On August 22, 2017, we entered into Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Fifth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fifth Amendment, we issued $170.0 million in incremental First Lien Term Loans, the proceeds of which were used to repay in full all outstanding Second Lien Term Loans and all other obligations under the Second Lien Credit Agreement.

Pursuant to the Fifth Amendment, we also changed the interest rate margin applicable to borrowings under the First Lien Credit Agreement. While borrowings under the First Lien Credit Agreement continue to bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement) or a combination of both, at the election of the Company, plus an applicable margin. The applicable margin for Adjusted Eurodollar Rate borrowings and Base Rate borrowings was changed from 3.25% and 2.25%, respectively, to 3.75% and 2.75%, respectively, through an initial period which ends when financial reporting is delivered for the period ending September 30, 2017. Thereafter, the rates of the applicable margin for borrowing under the First Lien Credit Agreement will adjust depending on our leverage ratio, according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At December 31, 2017 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.36% and 4.50%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings remained at 3.75% and 2.75%, respectively.

Pursuant to the Fifth Amendment, the First Lien Credit Agreement was amended so that we can elect to request 1) an increase to the existing Revolving Credit Facility and/or 2) additional First Lien Term Loans, provided that the aggregate amount of such increases and additions does not exceed (a) $100.0 million and (b) as long as the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) would not exceed 4.00:1.00 after giving effect to such incremental facilities, an uncapped amount of incremental facilities, in each case subject to the conditions and limitations set forth in the First Lien Credit Agreement. Each lender approached to provide all or a portion of any incremental facility may elect or decline, in its sole discretion, to provide an incremental commitment or loan.

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

Fourth Amendment to First Lien Credit Agreement

On February 2, 2017, we entered into Amendment No. 4 to Credit and Guaranty Agreement (the “Fourth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fourth Amendment, the interest rate margin per annum on the First Lien Term Loans and the Revolving Credit Facility was reduced by 50 basis points, from 3.75% to 3.25%. Except for such reduction in the interest rate on credit extensions, the Fourth Amendment did not result in any other material modifications to the First Lien Credit Agreement. RadNet incurred expenses for the transaction in the amount of $543,000, which was recorded to discount on debt and will be amortized over the remaining term of the agreement.

The following describes our applicable financing prior to giving effect to the Fourth Amendment and Fifth Amendment discussed above.

First Lien Credit Agreement

On July 1, 2016, we entered into the First Lien Credit Agreement pursuant to which we amended and restated our then existing first lien credit facilities. Pursuant to the First Lien Credit Agreement, we originally issued $485 million of First Lien Term Loans and established the $117.5 million Revolving Credit Facility. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the First Lien Credit Agreement, make a $12.0 million principal payment of the Second Lien Term Loans, pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.

Interest. The interest rates payable on the First Lien Term Loans were (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%.

Payments. The scheduled quarterly principal payment of the First Lien Term Loans was approximately $6.1 million, with the balance due at maturity.

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

Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Revolving Credit Facility. Revolving loans borrowed under the Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement), plus an applicable margin. Pursuant to the Fifth Amendment, the applicable margin was amended to vary based on our leverage ratio in accordance with the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of December 31, 2017, the interest rate payable on revolving loans was 7.0% and the amount available to borrow under the Revolving Credit Facility was $117.5 million.

The Revolving Credit Facility will terminate on the earliest to occur of (i) July 1, 2021, (ii) the date we voluntarily agree to permanently reduce the Revolving Credit Facility to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, and (iii) the date the Revolving Credit Facility is terminated due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement.

Second Lien Credit Agreement:

On March 25, 2014, we entered into the Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement”) pursuant to which we issued $180 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans were used to redeem our 10 3/8% senior unsecured notes, due 2018, to pay the expenses related to the transaction and for general corporate purposes. On July 1, 2016, in conjunction with the restated First Lien Credit Agreement, a $12.0 million principal payment was made on the Second Lien Term Loans. On August 22, 2017 the Second Lien Credit Agreement was repaid in full with the proceeds of First Lien Term Loans issued under the Fifth Amendment, as described above.

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

	Facilities	Equipment	Total
2018	$58,907	$9,551	$68,458
2019	51,177	8,950	60,127
2020	43,237	7,836	51,073
2021	36,089	5,986	42,075
2022	28,287	3,667	31,954
Thereafter	102,837	3,118	105,955
	$320,534	$39,108	$359,642

Total rent expense, including equipment rentals, for the years ended December 31, 2017, 2016 and 2015 was $67.2 million, $74.2 million and $71.7 million, respectively.

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

NOTE 10 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Among other items, the Tax Act reduced the U.S. federal corporate tax rate to 21%, effective for tax years beginning after December 31, 2017, and established a one-time deemed repatriation transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the SEC issued guidance on December 22, 2017 to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with this guidance, we have made reasonable estimates below of the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $13.6 million, which is included as a component of income tax expense from continuing operations. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

For the year ended December 31, 2017, the Company recorded a provisional net tax provision of $13.5 million related to the remeasurement of its net deferred tax assets using the new U.S. federal corporate tax rate of 21%, which is estimated to result in significantly lower federal cash taxes for the Company in 2018 and beyond. Although the tax rate reduction is known, we have not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional.

The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Given that the transition tax analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed, we recorded a provisional amount for the one-time transitional tax liability for our foreign subsidiaries of approximately $0.1 million. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. If the final tax outcome of these matters is different than the provisional amounts recorded by the Company, then adjustments to the provisional amounts will impact the tax provision and effective tax rate in the period recorded.

Tax Act includes new anti-deferral, anti-base erosion, and base broadening provisions. Given the complexity of these provisions, we are still evaluating the effects and impact of these provisions.

For the years ended December 31, 2017, 2016 and 2015, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2017	2016	2015

Federal current tax	$871	$88	$237
State current tax	4,906	914	1,705
Other current tax	23	28	28
Federal deferred tax	21,389	2,539	3,625
State deferred tax	(2,879)	863	412

Income tax expense (benefit)	$24,310	$4,432	$6,007

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	Years Ended December 31,
	2017		2016		2015

Federal tax	$8,971	34.00%	$4,229	34.00%	$4,979	34.00%
State franchise tax, net of federal benefit	1,799	6.82%	224	1.80%	1,245	8.50%
Other Non deductible expenses	91	0.35%	(11)	-0.09%	(1)	-0.01%
Changes in valuation allowance	(1,045)	-3.96%	585	4.70%	(2,536)	-17.32%
Tax Cuts and Jobs Act	13,527	51.27%	–	0.00%	–	0.00%
Deferred true-ups and other	(194)	-0.74%	(3,142)	-25.25%	1,964	13.41%
Other reconciling items	1,161	4.39%	2,547	20.47%	356	2.43%

Income tax expense (benefit)	$24,310	92.13%	$4,432	35.64%	$6,007	41.02%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2017	2016
Net operating losses	$47,212	$84,509
Accrued expenses	3,242	4,400
Straight-Line rent adjustment	7,749	10,750
Unfavorable contract liability	1,288	2,114
Equity compensation	871	950
Allowance for doubtful accounts	8,720	6,033
Other	2,504	1,357
Valuation allowance	(4,049)	(4,428)
Total Deferred Tax Assets	$67,537	$105,685

Deferred tax liabilities:
Property and equipment	(373)	(6,994)
Goodwill	(17,568)	(23,350)
Intangibles	(7,839)	(12,066)
Non accrual experience method reserve	(2,778)	(8,483)
Other	(8,127)	(4,436)
Total Deferred Tax Liabilities	$(36,685)	$(55,329)

Net Deferred Tax Asset	$30,852	$50,356

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $191.6 million, which expire at various intervals from the years 2018 to 2034 if not utilized. The Company also had state net operating loss carryforwards of approximately $132.3 million, which expire at various intervals from the years 2018 through 2037. As of December 31, 2017, $23.5 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2017, we have determined that deferred tax assets of $67.5 million are more likely-than-not to be realized. We have also determined that deferred tax liabilities of $17.6 million are required related to book basis in goodwill that has an indefinite life.

We file consolidated income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013. We do not anticipate the results of any open examinations would result in a material change to its financial position.

At December 31, 2017, the Company has unrecognized tax benefits of $3.6 million of which $2.9 million will affect the effective tax rate if recognized.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$3,861	$94	$3,761
Increases (Decreases) related to prior year tax positions	1	3,861	(3,667)
Expiration of the statute of limitations for the assessment of taxes	–	(94)	–
Increase (Decreases) related to change in rate	(247)	–	–
Balance at end of year	$3,615	$3,861	$94

The Company believes it is reasonably possible it will not materially reduce its unrecognized tax benefits within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2017 the Company accrued an insignificant amount of interest expense. As of December 31, 2017, accrued interest and penalties were insignificant.

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

As of December 31, 2017, we had outstanding options to acquire 420,149 shares of our common stock, of which options to acquire 43,334 shares were exercisable. The following summarizes all of our option transactions for the twelve months ended December 31, 2017:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life(in years)	Aggregate Intrinsic Value

Balance, December 31, 2016	375,626	$6.82
Granted	209,523	6.95
Exercised	–	–
Canceled, forfeited or expired	(165,000)	8.83
Balance, December 31, 2017	420,149	6.10	7.74	$1,722,210
Exercisable at December 31, 2017	43,334	2.27	0.97	339,503

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2017. No options were exercised during the twelve months ended December 31, 2017. As of December 31, 2017, total unrecognized stock-based compensation expense related to non-vested employee awards was $842,343 which is expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of December 31, 2017, we have issued a total of 4,945,460 RSA’s of which 447,351 were unvested at December 31, 2017. The following summarizes all unvested RSA’s activities during the twelve months ended December 31, 2017:

		Weighted-Average
		Remaining
		Contractual	Weighted-Average
	RSA's	Term (Years)	Fair Value
RSA's unvested at December 31, 2016	573,145		$6.18
Changes during the period
Granted	681,448		$5.98
Vested	(807,242)		$6.02
RSA's unvested at December 31, 2017	447,351	0.32	$6.17

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the twelve months ended December 31, 2017 we issued 35,800 shares relating to these awards, amounting to $361,370 of compensation expense.

Plan summary

In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at December 31, 2017, we had issued 13,195,159 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 3,140,009 and 59,053 shares, respectively, there remain 4,003,903 shares available under the Restated Plan for future issuance.

NOTE 12 – EMPLOYEE BENEFIT PLAN

We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. As of January 1, 2017, RadNet provides a matching contribution in the amount to a maximum of 1.0% per 4.0% of employee contribution and is expected to contribute approximately $2.5 million for the year ended December 31, 2017.

NOTE 13 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2017 and 2016. This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except per share data).

	2017 Quarter Ended				2016 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31

Statement of Operations Data:
Net revenue	$229,013	$230,014	$227,607	$235,552	$216,388	$218,565	$224,643	$224,939

Total operating expenses	222,266	215,853	216,765	217,252	213,405	210,487	212,192	209,971

Total other expenses	9,993	8,009	9,328	9,889	7,875	5,717	11,578	10,641

Equity in earnings of joint ventures	(1,928)	(2,994)	(3,450)	(5,182)	(2,279)	(3,274)	(2,576)	(1,638)

Benefit from (provision for) income taxes	458	(3,523)	(1,112)	(20,133)	1,180	(2,253)	(1,458)	(1,901)

Net (loss) income	(860)	5,623	3,852	(6,540)	(1,433)	3,382	1,991	4,064

Net income (loss) attributable to noncontrolling interests	350	313	623	736	290	(243)	344	383

Net (loss) income attributable to Radnet, Inc. common stockholders	$(1,210)	$5,310	$3,229	$(7,276)	$(1,723)	$3,625	$1,647	$3,681

Basic net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.03)	$0.11	$0.07	$(0.15)	$(0.04)	$0.08	$0.04	$0.08

Diluted net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.03)	$0.11	$0.07	$(0.15)	$(0.04)	$0.08	$0.04	$0.08

Weighted average shares outstanding
Basic	46,560	46,756	46,954	47,237	46,581	46,559	45,869	45,967
Diluted	46,560	47,196	47,578	47,886	46,581	46,882	46,334	46,389

NOTE 14 – RELATED PARTY TRANSACTIONS

We used World Wide Express, a package delivery company formerly owned by our western operations chief operating officer, to provide delivery services for us. For the years ended December 31, 2016 and 2015, we paid approximately $670,000 and $693,000 respectively, to World Wide Express for those services. At December 31, 2016, we had outstanding amounts due to World Wide Express of $273,000. World Wide Express is no longer affiliated with the Company as a related party for the year ended December 31, 2017.

NOTE 15 – SUBSEQUENT EVENTS

On January 1, 2018 we completed our acquisition of certain assets of Imaging Services Company of New York, LLC, consisting of a single multi-modality center located in New York, New York, for purchase consideration of $5.8 million.

On January 1, 2018, we formed Beach Imaging Group, LLC (“Beach Imaging”) and contributed the operations of 24 imaging facilities spread across southern Los Angeles and Orange Counties in exchange for a 60% economic interest. MemorialCare Medical Foundation (MCMF), a hospital system in southern California, contributed $22.9 million in cash along with the operations of 10 of its imaging facilities in southern California to receive a 40% economic interest in Beach Imaging. In connection with the same transaction, Beach Imaging agreed to sell one of its newly acquired imaging center from RadNet to MCMF for $1.7 million.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 because deficiencies in the operating effectiveness of several information technology dependent manual controls related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

Limitations on Effectiveness of Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 because of the material weakness described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Management concluded that, as of December 31, 2015 and 2016, certain user access, program change and operations control components of information technology general controls and information technology dependent manual control deficiencies related to the Company’s revenue and accounts receivable process were not designed and operating effectively, which aggregate to a material weakness in the Company’s internal control over financial reporting.

Management concluded that our internal controls over financial reporting were not effective as of December 31, 2017 because the following control deficiency related to the Company’s revenue and accounts receivable process identified in the years ended December 31, 2015 and 2016 has not been remediated and therefore a material weakness continues to be present in the Company’s internal control over financial reporting:

•	Certain information technology dependent manual controls which are (i) designed to ensure the completeness of revenue transaction processing, and (ii) designed to ensure a reasonable valuation of the Company’s accounts receivable balance were not performed timely, accurately or reviewed with sufficient precision.

The ineffective operation of these information technology dependent manual controls impacts a material portion of our revenue transactions.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report, which is included below in this Annual Report on Form 10-K.

Remediation Plan for Material Weakness

Management, with oversight of our Audit Committee, has been actively engaged in developing and executing a remediation plan to address the material weakness originally identified in the year ended December 31, 2015. The remediation efforts, which are ongoing, are to continue to focus on executing certain information technology dependent manual controls which are designed to ensure the completeness of revenue transaction processing, and to ensure a reasonable valuation of the Company’s accounts receivable balance on a timely basis and with an adequate level of precision.

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

Changes in Internal Control over Financial Reporting

Management identified the following changes in internal control over financial reporting occurring during the fourth quarter that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	Certain user access, program change and operations control components of information technology general controls pertaining to multiple systems which capture and bill revenue transactions and design components relating to certain information technology dependent manual controls related to the Company’s revenue and accounts receivable process were modified.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of RadNet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited  RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, RadNet, Inc. and subsidiaries’ (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the operating effectiveness of certain information technology dependent manual controls related to the Company’s revenue and accounts receivables process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 16, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California

March 16, 2018

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

The information required by this Item 14 will be included under the caption “Independent Registered Public Accounting Firm Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedule

(a) Documents filed as part of this annual report on Form 10-K

(1) Financial Statements	Page No.

The following financial statements are included in this report

Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets	58

Consolidated Statements of Operations	59

Consolidated Statements of Comprehensive (Loss) Income	60

Consolidated Statements of Equity)	61

Consolidated Statements of Cash Flows	62

Notes to Consolidated Financial Statements	64 to 86

(2) Financial Statement Schedules

The following financial statement schedules are filed herewith:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

RADNET, INC. AND SUBSIDIARIES

	Balance at Beginning of Year	Additional Charges Against Income	Deductions from Reserve	Balance at End of Year

Year Ended December 31, 2017
Accounts Receivable-Allowance for Bad Debts	$20,674	$46,555	$(32,585)	$34,644

Year Ended December 31, 2016
Accounts Receivable-Allowance for Bad Debts	$20,794	$45,387	$(45,507)	$20,674

Year Ended December 31, 2015
Accounts Receivable-Allowance for Bad Debts	$15,109	$36,033	$(30,348)	$20,794

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated October 1, 2015 by and among Mid Rockland Imaging Partners, Inc., a Delaware corporation and a subsidiary of the registrant, Diagnostic Imaging Group LLC, a Delaware limited liability company, Diagnostic Imaging Group Holdings, LLC,, a Delaware limited liability company, New Primecare LLC, a Delaware limited liability company, and Flushing Medical Arts Building, Inc. (incorporated by reference to exhibit filed with Form 8-K on October 20, 2015).

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2	Pledge and Security Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4	First Amendment Agreement dated April 3, 2013 to the Credit and Guaranty Agreement dated October 10, 2012, by and among RadNet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet Management, Inc., certain lenders identified therein and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on April 4, 2013).

10.5	Second Amendment Agreement dated March 25, 2014 to the Credit and Guaranty Agreement, dated as of October 10, 2012 (as amended, by the First Amendment Agreement, dated as of April 3, 2013), by and among RadNet, Inc., Radnet Management, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., certain lenders identified therein, and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.1 filed with Form 8-K on March 31, 2014).

10.6	Second Lien Credit and Guaranty Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 99.2 filed with Form 8-K on March 31, 2014).

10.7	Second Lien Pledge and Security Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., the Grantors identified therein, and Barclays Bank PLC, as collateral agent. (incorporated by reference to Exhibit 99.3 filed with Form 8-K on March 31, 2014).

10.8	Joinder Agreement, dated as of April 30, 2015, among Barclays Bank Plc, Radnet Management, Inc., a California corporation, Radnet Inc., a Delaware corporation, and certain affiliates and subsidiaries of Radnet Management Inc. (incorporated by reference to exhibit filed with Form 8-K on May 1, 2015).

10.9	Amendment No. 3 to Credit and Guaranty Agreement, dated as of July 1, 2016 by and among Radnet Management, Inc., Radnet, Inc. certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to filed with Form 8-K/A on December 2, 2016).

10.10	Amendment No. 4 to Credit and Guaranty Agreement, dated as of February 2, 2017 by and among Radnet Management, Inc., Radnet, Inc. certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent. (incorporated by reference to filed with Form 8-K on February 2, 2017).

10.11	RadNet, Inc. 2006 Equity Incentive Plan (Amended and Restated as of April 20, 2015) (incorporated by reference to exhibit filed with Proxy Statement on April 30, 2015).*

10.12	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.13	Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.14	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.15	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.18	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.19	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.20	Second Amendment to Employment Agreement dated November 16, 2015 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.21	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.22	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.23	Second Amendment to Employment Agreement dated November 16, 2015 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.24	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.25	First Amendment to Employment Agreement dated November 16, 2015 with Mark Stolper (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.26	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.27	First Amendment to Retention Agreement dated November 16, 2015 with Stephen Forthuber (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.28	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

RADNET, INC.

Date: March 16, 2018	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 16, 2018

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 16, 2018

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 16, 2018

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 16, 2018

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director
Date: March 16, 2018

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 16, 2018

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 16, 2018

By	/s/ MARK D. STOLPER
Mark D. Stolper,Chief Financial Officer (Principal Accounting Officer)

Date: March 16, 2018

