Form 10-Q
period 2018-03-31
RadNet, Inc.
filed 2018-05-10
CIK 790526

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding on May 7, 2018 was 48,239,617 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,043	$51,322
Accounts receivable, net	161,650	155,518
Due from affiliates	550	2,343
Prepaid expenses and other current assets	30,460	26,168
Assets held for sale	2,499	–
Total current assets	230,202	235,351
PROPERTY AND EQUIPMENT, NET	285,572	244,301
OTHER ASSETS
Goodwill	268,567	256,776
Other intangible assets	39,870	40,422
Deferred financing costs	1,760	1,895
Investment in joint ventures	52,591	52,435
Deferred tax assets, net of current portion	33,611	30,852
Deposits and other	11,455	6,947
Total assets	$923,628	$868,979
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$151,580	$135,809
Due to affiliates	13,568	16,387
Deferred revenue	2,711	2,606
Current portion of deferred rent	2,661	2,714
Current portion of notes payable	30,219	30,224
Current portion of obligations under capital leases	4,121	3,866
Total current liabilities	204,860	191,606
LONG-TERM LIABILITIES
Deferred rent, net of current portion	27,606	26,251
Notes payable, net of current portion	564,812	572,365
Obligations under capital lease, net of current portion	4,829	2,672
Other non-current liabilities	5,154	6,160
Total liabilities	807,261	799,054
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 48,236,616, and 47,723,915 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in-capital	234,567	212,261
Accumulated other comprehensive income (loss)	2,569	(548)
Accumulated deficit	(157,496)	(150,158)
Total RadNet, Inc.'s stockholders' equity	79,645	61,560
Noncontrolling interests	36,722	8,365
Total equity	116,367	69,925
Total liabilities and equity	$923,628	$868,979

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
NET REVENUE
Service fee revenue, net of contractual allowances and discounts		$212,750
Provision for bad debts		(11,646)
Net service fee revenue	$204,168	201,104
Revenue under capitation arrangements	27,224	27,909
Total net revenue	231,392	229,013
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	215,634	205,454
Depreciation and amortization	17,856	16,654
Gain on sale of equipment	(1,936)	(45)
Severance costs	726	203
Total operating expenses	232,280	222,266
(LOSS) INCOME FROM OPERATIONS	(888)	6,747

OTHER INCOME AND EXPENSES
Interest expense	10,039	10,240
Equity in earnings of joint ventures	(2,977)	(1,928)
Other expenses (income)	1	(247)
Total other expenses	7,063	8,065
LOSS BEFORE INCOME TAXES	(7,951)	(1,318)
Benefit from income taxes	2,497	458
NET LOSS	(5,454)	(860)
Net income attributable to noncontrolling interests	1,884	350

NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(7,338)	$(1,210)
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.15)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING Basic and Diluted	47,822,618	46,560,017

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2018	2017
NET LOSS	$(5,454)	$(860)
Foreign currency translation adjustments	22	2
Change in fair value of cash flow hedge, net of taxes	3,095	(778)
COMPREHENSIVE LOSS	(2,337)	(1,636)
Less comprehensive income attributable to noncontrolling interests	1,884	350
COMPREHENSIVE LOSS ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$(4,221)	$(1,986)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2018	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925
Stock-based compensation	–	–	3,643	–	–	3,643	–	3,643
Issuance of restricted stock and other awards	512,701	–	–	–	–	–	–	–
Sale of noncontrolling interests, net of taxes	–	–	18,663	–	–	18,663	27,232	45,895
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(759)	(759)
Change in cumulative foreign currency translation adjustment	–	–	–	22	–	24	–	24
Change in fair value cash flow hedge, net of taxes	–	–	–	3,095	–	3,093	–	3,093
Net (loss) income	–	–	–	–	(7,338)	(7,338)	1,884	(5,454)
BALANCE - MARCH 31, 2018	48,236,616	$5	$234,567	$2,569	$(157,496)	$79,645	$36,722	$116,367

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,454)	$(860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,856	16,654
Provision for bad debts	–	11,646
Equity in earnings of joint ventures	(2,977)	(1,928)
Distributions from joint ventures	2,821	2,323
Amortization of deferred financing costs and loan discount	974	814
Gain on sale of equipment	(1,936)	(45)
Stock-based compensation	3,745	3,276
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(6,132)	(16,974)
Other current assets	1,003	4,043
Other assets	(2,715)	8
Deferred taxes	(2,759)	(1,090)
Deferred rent	1,302	1,976
Deferred revenue	105	58
Accounts payable, accrued expenses and other	18,480	10,995
Net cash provided by operating activities	24,313	30,896
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(5,819)	(3,154)
Investments at cost	(2,200)	(500)
Purchase of property and equipment	(23,946)	(30,371)
Proceeds from sale of equipment	2,116	59
Net cash used in investing activities	(29,849)	(33,966)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(1,736)	(2,158)
Payments on Term Loan Debt/Senior Notes	(8,270)	(6,063)
Deferred financing costs and debt discount	–	(570)
Proceeds on revolving credit facility	–	105,100
Payments on revolving credit facility	–	(105,100)
Dividends paid to noncontrolling interests	(759)	(485)
Net cash used in financing activities	(10,765)	(9,276)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	22	2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,279)	(12,344)
CASH AND CASH EQUIVALENTS, beginning of period	51,322	20,638
CASH AND CASH EQUIVALENTS, end of period	$35,043	$8,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$9,050	$11,035

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We purchased equipment and certain leasehold improvements for approximately $36.1 million and $19.0 million during the three months ended March 31, 2018 and 2017, respectively, which were not paid for as of March 31, 2018 and 2017, respectively. The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable, accrued expenses and other.

During the three months ended March 31, 2018 we added capital lease debt of approximately $4.0 million as part of the formation of Beach Imaging, LLC. See Note 4, Facility Acquisitions and Assets Held for Sale contained herein for further information.

We recorded an investment in joint venture of $3.0 million to ScriptSender, LLC, on January 6, 2017, representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. As of March 31, 2018, the balance remaining to be contributed is approximately $1.6 million. See Note 2, Significant Accounting Policies Investment in Joint Ventures section to the condensed consolidated financial statements contained herein for further information.

The Company received $16.8 million in fixed assets in January 2018 from the Company’s partner in Beach Imaging LLC. See Note 4, Facility Acquisitions and Assets Held for Sale contained herein for further information.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2018, we operated directly or indirectly through joint ventures with hospitals, 300 centers located in California, Delaware, Florida, Maryland, New Jersey and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our imaging services, we have two other subsidiaries, eRAD, Inc and Imaging On Call LLC. eRAD, Inc., develops and sells computerized systems for the imaging industry. Imaging On Call LLC, provides teleradiology services for remote interpretation of images. The capabilities of both eRAD and Imaging On Call are designed to make the RadNet imaging center operations more efficient and cost effective. As such, our operations comprise a single segment for financial reporting purposes.

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

Accounting Standards Codification (“ASC”) 810, Consolidation, stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

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

We contract with six medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York. These contracts are similar to our contract with BRMG. Four of these groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr. Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the six medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through management agreements with us, substantially all cash flows of BRMG and the NY Groups after expenses including professional salaries are transferred to us.

We have determined that BRMG and the NY Groups are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $34.0 million and $35.5 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2018 and 2017, respectively, and $34.0 million and $35.5 million of operating expenses for the three months ended March 31, 2018 and 2017, respectively. RadNet recognized in its condensed consolidated statement of operations $118.6 million and $113.3 million of net revenues for the three months ended March 31, 2018, and 2017 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2018 and December 31, 2017, we have included approximately $107.9 million and $96.3 million, respectively, of accounts receivable and approximately $10.4 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups, respectively.

The creditors of BRMG and the NY Groups do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the NY Groups. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. We will contribute $3.0 million to the partnership for our 49% ownership stake over a three year period representing the maximum contribution required to be made to the venture. ScriptSender LLC is dependent on this contribution to finance its own activities, and as such we determined that it is a VIE, but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2018 and 2017 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2017.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

REVENUES - The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $13.6 million as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three months ended March 31, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2018 and on a prospective basis.

Our revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

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

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

As part of the adoption of ASC 606, the Company elected two of the available practical expedients provided for in the standard. First, the Company did not adjust the transaction price for any financing components as those were deemed to be insignificant. Additionally, the Company expensed all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year.

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

The Company’s total net revenues during the three months ended March 31, 2018 and 2017 have been presented in the table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Commercial insurance	$136,415	$140,995
Medicare	45,609	47,678
Medicaid	6,258	6,733
Workers' compensation/personal injury	8,724	9,057
Other (1)	7,162	8,287
Service fee revenue, net of contractual allowances and discounts	204,168	212,750
Provision for bad debts	–	(11,646)
Net service fee revenue	204,168	201,104
Revenue under capitation arrangements	27,224	27,909
Total net revenue	$231,392	$229,013

_____________________

(1) Other consists of revenue from teleradiology services, consulting fees and software revenue.

The collection of outstanding receivables for Medicare, Medicaid, managed care payers, other third-party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Implicit price concessions relate primarily to amounts due directly from patients. Estimated implicit price concessions are recorded for all uninsured accounts, regardless of the aging of those accounts. Accounts are written off when all reasonable internal and external collection efforts have been performed.

The estimates for implicit price concessions are based upon management’s assessment of historical writeoffs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical writeoffs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly and believe our quarterly updates to the estimated implicit price concession amounts provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our results of operations.

RECLASSIFICATION – We have reclassified certain amounts within other income and expenses for 2017 to conform to our 2018 presentation.

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

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.8 million and $1.9 million, as of March 31, 2018 and December 31, 2017, respectively and related to the Company’s line of credit. See Note 5, Revolving Credit Facility, Notes Payable, and Capital Leases for more information.

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

BUSINESS COMBINATION - In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. The update provides a framework for evaluating whether a transaction should be accounted for as an acquisition and/or disposal of a business versus assets. In order for a purchase to be considered an acquisition of a business, and receive business combination accounting treatment, the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. The adoption of this standard requires future purchases to be evaluated under the new framework. There was no impact on our financial statements as a result of this adoption.

When the qualifications for business combination accounting treatment are met, it requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL- Goodwill at March 31, 2018 totaled $268.6 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We tested both goodwill for impairment on October 1, 2017, noting no impairment, and have not identified any indicators of impairment through March 31, 2018. Activity in goodwill for the three months ended March 31, 2018 is provided below (in thousands):

Balance as of December 31, 2017	$256,776
Goodwill acquired through the acquisition of Imaging Services Company of New York, LLC	2,692
Goodwill acquired through the acquisition of certain assets of MemorialCare Medical Foundation	10,158
Goodwill transferred to assets held for sale	(1,059)
Balance as of March 31, 2018	$268,567

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

We recorded income tax benefit for the three months ended March 31, 2018 or an effective tax rate of 31.4%. The income tax rates for the three months ended March 31, 2018 diverge from the federal statutory rate primarily due to (i) non-controlling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.

On March 31, 2018, the FASB issued ASU No. 2018-05 (“ASU 2018-05”), Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The update addresses the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.

The Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax expense recorded under ASU 2018-05 at December 31, 2017. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

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

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components. Our unrealized gains or losses on foreign currency translation adjustments and our interest rate cap agreement are included in comprehensive income. The components of comprehensive income for the three months in the period ended March 31, 2018 are included in the consolidated statements of comprehensive loss.

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

Below represents as of March 31, 2018 the fair value of our 2016 Caps and gain/loss recognized:

The fair value of derivative instruments as of March 31, 2018 is as follows (amounts in thousands):

For the three months ended March 31, 2018

Derivatives	Balance Sheet Location	Fair Value – Asset Derivatives
Interest rate contracts	Current assets	$3,552

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss is as follows (amounts in thousands):

For the three months ended March 31, 2018

Account	Jan 1 2018 Balance	Amount of gain recognized on derivative	March 31 2018 Balance	Location
Other Comprehensive (Loss) Income	(370)	3,095	2,725	Liabilities & Equity

For the twelve months ended December 31, 2017

Account	Jan 1 2017 Balance	Amount of loss recognized on derivative	Dec 31 2017 Balance	Location
Other Comprehensive Income (Loss)	510	(880)	(370)	Liabilities & Equity

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

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Current and other non-current liabilities
Interest Rate Contracts	$–	$3,552	$–	$3,552

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$–	$(595)	$–	$(595)

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$620,417	$–	$620,417	$612,002

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$628,801	$–	$628,801	$620,272

Our revolving credit facility had no aggregate principal amount outstanding as of March 31, 2018.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2018	2017

Net loss attributable to RadNet, Inc. common stockholders	$(7,338)	$(1,210)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	47,822,618	46,560,017
Basic and diluted net loss per share attributable to RadNet, Inc. common stockholders	$(0.15)	$(0.03)

For the three months ended March 31, 2018 and 2017 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

EQUITY INVESTMENTS AT FAIR VALUE– In January 2016, the FASB issued ASU 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment. We adopted this ASU on January 1, 2018, and there was no cumulative effect of adoption.

As of March 31, 2018, the Company has two equity investments for which a fair value is not readily determinable, and therefore have been recognized at cost.

Medic Vision:

Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans.

On March 24, 2017, we acquired an initial 12.5% equity interest in Medic Vision – Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.5% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $200,000. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%.

In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was noted as of the quarter ended March 31, 2018.

Turner Imaging:

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed.

On February 1, 2018, the Company purchased 2.1 million preferred shares for $2.0 million.

No impairment in our investment was noted for the quarter ended March 31, 2018.

INVESTMENT IN JOINT VENTURES – We have fourteen unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investments in these joint ventures are accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2018.

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the quarter ended March 31, 2018 (in thousands):

Balance as of December 31, 2017	$52,435
Equity in earnings in these joint ventures	2,977
Distribution of earnings	(2,821)
Balance as of March 31, 2018	$52,591

We charged management service fees to the centers underlying these joint ventures of approximately $3.4 million and $3.1 million for the quarters ended March 31, 2018 and 2017, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2018 and December 31, 2017 and income statement data for the three months ended March 2018 and 2017 (in thousands):

Balance Sheet Data:	March 31, 2018	December 31, 2017
Current assets	$45,486	$47,813
Noncurrent assets	107,001	107,481
Current liabilities	(16,162)	(16,655)
Noncurrent liabilities	(39,836)	(42,072)
Total net assets	$96,489	$96,567

Book value of RadNet joint venture interests	$46,091	$45,935
Cost in excess of book value of acquired joint venture interests	6,500	6,500
Total value of Radnet joint venture interests	$52,591	$52,435

Total book value of other joint venture partner interests	$50,398	$50,632

Income statement data for the three months ended March 31,	2018	2017

Net revenue	$44,546	$41,251
Net income	$6,250	$4,130

NOTE 3 – RECENT ACCOUNTING STANDARDS

Accounting standards not yet adopted

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. Because of the number of leases the Company utilizes to support its operations, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated financial statements. Management is currently evaluating the extent of this anticipated impact on the Company’s consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases.

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

NOTE 4 – FACILITY ACQUISITIONS AND ASSETS HELD FOR SALE

Acquisitions

On January 1, 2018 the Company formed Beach Imaging Group, LLC (“Beach Imaging”) and contributed the operations of 24 imaging facilities spread across southern Los Angeles and Orange Counties. On the same day, MemorialCare Medical Foundation contributed $22.3 million in cash and $16.8 million in net assets. As a result of the transaction, the Company will retain a 60% controlling interest in Beach Imaging and MemorialCare Medical Foundation will retain a 40% noncontrolling interest in Beach Imaging.

On February 22, 2018 we completed our acquisition of certain assets of Imaging Services Company of New York, LLC, consisting of a single multi-modality center located in New York, New York, for purchase consideration of $5.8 million. We have made a fair value determination of the acquired assets and approximately $874,000 in fixed assets, $2.1 million in equipment, a $100,000 covenant not to compete, and $2.7 million in goodwill were recorded.

Assets held for sale:

Effective January 1, 2018 the Company agreed to sell certain assets of four women’s imaging centers to MemorialCare Medical Foundation. The sale is anticipated within the next 12 months. The following table summarizes the major categories of assets classified as held for sale in the accompanying condensed consolidated balance sheets at March 31, 2018 (in thousands):

Property and equipment, net	$1,440
Goodwill	1,059
Total assets held for sale	$2,499

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE AND CAPITAL LEASES

Revolving credit facility, notes payable, and capital lease obligations:

At March 31, 2018 and December 31, 2017, our debt obligations consist of the following (in thousands):

	March 31,	December 31,
	2018	2017

First Lien Term Loans	612,001	620,272

Discounts on term loans	(17,630)	(18,470)

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	496	592

Equipment notes payable at interest rates ranging from 3.3% to 5.6%, due through 2020, collateralized by medical equipment	164	195

Obligations under capital leases at interest rates ranging from 4.3% to 11.2%, due through 2022, collateralized by medical and office equipment	8,950	6,538
Total debt obligations	603,981	609,127
Less: current portion	(34,340)	(34,090)
Long term portion debt obligations	$569,641	$575,037

Term Loans, Revolving Credit Facility and Financing Activity Information:

At March 31, 2018, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Revolving Credit Facility”). As of March 31, 2018, we were in compliance with all covenants under our credit facilities.

The balance of our First Lien Term Loans at March 31, 2018, net of unamortized discounts of $17.6 million, was $594.4 million.

We had no balance on our Revolving Credit Facility at March 31, 2018 but had reserved $8.2 million for certain letters of credit. The remaining $109.3 million of our revolving credit facility was available to draw upon as of March 31, 2018.

The following describes our recent financing activities:

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

At March 31, 2018 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.73% and 4.75%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was at 3.50% and 2.50%, respectively.

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

Interest. Prior to the Fourth Amendment and Fifth Amendment, the interest rates payable on the First Lien Term Loans were (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%.

Payments. Prior to the Fourth Amendment and Fifth Amendment, the scheduled quarterly principal payment of the First Lien Term Loans was approximately $6.1 million, with the balance due at maturity.

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

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of March 31, 2018, the interest rate payable on revolving loans was 7.25%, the letters of credit issued under the agreement totaled $8.2 million and the amount available to borrow under the Revolving Credit Facility was $109.3 million.

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

NOTE 6 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we first amended and restated as of April 20, 2015 and again on March 9, 2017 (“the Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the 2017 Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the 2017 Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over three to five years and expire three to ten years from the date of grant.

As of March 31, 2018, we had outstanding options to acquire 553,282 shares of our common stock, of which options to acquire 100,211 shares were exercisable. The following summarizes all of our option transactions for the three months ended March 31, 2018:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance, December 31, 2017	420,149	$6.82
Granted	133,133	10.05
Balance, March 31, 2018	553,282	7.05	7.95	$3,487,601
Exercisable at March 31, 2018	100,211	4.39	4.53	1,003,291

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2018 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2018. No options were exercised during the three months ended March 31, 2018. As of March 31, 2018, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.4 million which is expected to be recognized over a weighted average period of approximately 3.0 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of March 31, 2018, we have issued a total of 5,408,161 RSA’s of which 284,234 were unvested at March 31, 2018. The following summarizes all unvested RSA’s activities during the three months ended March 31, 2018:

		Weighted- Average
		Remaining	Weighted-
		Contractual	Average
	RSA's	Term (Years)	Fair Value
RSA's unvested at December 31, 2017	447,351		$6.17
Changes during the period
Granted	462,701		$10.13
Vested	(625,818)		$6.03
RSA's unvested at March 31, 2018	284,234	1.03	$8.93

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the three months ended March 31, 2018 we issued no shares relating to these awards.

Plan summary

In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2018, we had issued 13,790,993 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 3,140,009 and 59,053 shares, respectively, there remain 3,408,069 shares available under the Restated Plan for future issuance.

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2018 we completed our acquisition of certain assets of Women’s Imaging Specialists in Healthcare, consisting of a three multi-modality centers located in the cites of Fresno and Clovis California, for purchase consideration of $5.1 million.

On April 1, 2018 we completed our acquisition of certain assets of Valley Metabolic Imaging LLC, consisting of a single multi-modality center located in Fresno, California, for purchase consideration of $1.7 million.

On April 1, 2018 we completed our acquisition of certain assets of Sierra Imaging Associates LLC, consisting of a single multi-modality center located in Clovis, California, for purchase consideration of $1.5 million.

On April 2, 2018 we completed our acquisition of certain assets of Family MRI Inc., consisting of a single multi-modality center located in Frederick, Maryland, for purchase consideration of $1.3 million.

On April 12, 2018 we purchased 1.0 million common shares of Nulogix Inc for $2.0 million. The Company and Nulogix will collaborate on projects to improve practices in the imaging industry.

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

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2018, we operated directly or indirectly through joint ventures with hospitals, 300 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Our operations compose a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the three months ended March 31, 2018 and March 31, 2017:

	Three Month Ended March 31,
	2018	2017
Facilities in operation	300	303
Net revenues (millions)	$231.4	$229.0

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

Accounting Standards Codification (“ASC”) 810, Consolidation, stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

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

We contract with six medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York. These contracts are similar to our contract with BRMG. Four of these groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr. Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

RadNet provides non-medical, technical and administrative services to BRMG and the six medical groups mentioned above (“NY Groups”) for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the NY Groups and we determine the annual budget of BRMG and the NY Groups. BRMG and the NY Groups both have insignificant operating assets and liabilities, and de minimis equity. Through management agreements with us, substantially all cash flows of BRMG and the NY Groups after expenses including professional salaries are transferred to us.

We have determined that BRMG and the NY Groups are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $34.0 million and $35.5 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2018 and 2017, respectively, and $34.0 million and $35.5 million of operating expenses for the three months ended March 31, 2018 and 2017, respectively. RadNet recognized in its condensed consolidated statement of operations $118.6 million and $113.3 million of net revenues for the three months ended March 31, 2018, and 2017 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2018 and December 31, 2017, we have included approximately $107.9 million and $96.3 million, respectively, of accounts receivable and approximately $10.4 million and $9.0 million of accounts payable and accrued liabilities related to BRMG and the NY Groups, respectively.

The creditors of BRMG and the NY Groups do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the NY Groups. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. We will contribute $3.0 million to the partnership for our 49% ownership stake over a three year period representing the maximum contribution required to be made to the venture. ScriptSender LLC is dependent on this contribution to finance its own activities, and as such we determined that it is a VIE, but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2017, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

Use of Estimates

The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates. During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Revenues

On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $13.6 million as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three months ended March 31, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2018 and on a prospective basis.

Our revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

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

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

As part of the adoption of ASC 606, the Company elected two of the available practical expedients provided for in the standard. First, the Company did not adjust the transaction price for any financing components as those were deemed to be insignificant. Additionally, the Company expensed all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year.

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

Our net service fee revenue and revenue under capitation arrangements are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Commercial insurance	$136,415	$140,995
Medicare	45,609	47,678
Medicaid	6,258	6,733
Workers' compensation/personal injury	8,724	9,057
Other (1)	7,162	8,287
Service fee revenue, net of contractual allowances and discounts	204,168	212,750
Provision for bad debts	–	(11,646)
Net service fee revenue	204,168	201,104
Revenue under capitation arrangements	27,224	27,909
Total net revenue	$231,392	$229,013

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

Income Taxes

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

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at March 31, 2018 totaled $268.6 million. Indefinite Lived Intangible Assets at March 31, 2018 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2017, noting no impairment, and have not identified any indicators of impairment through March 31, 2018.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2018.

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. Because of the number of leases the Company utilizes to support its operations, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated financial statements. Management is currently evaluating the extent of this anticipated impact on the Company’s consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases.

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

Results of Operations

The following table sets forth, for the three months ended March 31, 2018, the percentage that certain items in the statements of operations bears to total net revenue, and for the three months ended March 31, 2017, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

	Three Months Ended
	March 31,
	2018	2017

NET REVENUE
Service fee revenue, net of contractual allowances and discounts		88.4%
Provision for bad debts		-4.8%
Net service fee revenue	88.2%	83.6%
Revenue under capitation arrangements	11.8%	11.6%
Total net revenue	100.0%	95.2%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	93.2%	85.4%
Depreciation and amortization	7.7%	6.9%
Gain on sale of equipment	-0.8%	0.0%
Severance costs	0.3%	0.1%
Total operating expenses	100.4%	92.4%

(LOSS) INCOME FROM OPERATIONS	-0.4%	2.8%

OTHER INCOME AND EXPENSES
Interest expense	4.4%	4.3%
Equity in earnings of joint ventures	-1.3%	-0.8%
Other expenses (income)	0.0%	-0.1%
Total other expenses	3.1%	3.4%

LOSS BEFORE INCOME TAXES	-3.5%	-0.6%
Benefit from income taxes	1.1%	0.2%
NET LOSS	-2.4%	-0.4%
Net income attributable to noncontrolling interests	0.8%	0.1%

NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-3.2%	-0.5%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net Service Fee Revenue

Total net service fee revenue for the three months ended March 31, 2018 was $204.2 million compared to $201.1 million for the three months ended March 31, 2017, an increase of $3.1 million or 1.5%.

Total net service fee revenue, including only centers which were in operation throughout the first quarters of both 2018 and 2017 remained flat with a .04% increase of $685,000. Our east coast operations sustained an estimated $5.9 million revenue reduction stemming from inclement weather that adversely affected procedural volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2017. For the three months ended March 31, 2018, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $12.2 million. For the three months ended March 31, 2017, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $9.7 million.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended March 31, 2018 was $27.2 million compared to $27.9 million for the three months ended March 31, 2017, a decrease of $685,000 or 2.5%.

Revenue under capitation arrangements, limited to centers which were in operation throughout the first quarters of 2018 and 2017 decreased $743,000 or 2.7%, due to a reduction of member enrollments in existing capitation plans. Overall capitation revenue decrease however was mitigated by the annual rate increases stipulated by the plan contracts. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2017. For the three months ended March 31, 2018, $69,000 of revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2017 was excluded from the above comparison. For the three months ended March 31, 2017, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $11,000.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 increased approximately $10.0 million, or 4.5%, from $222.3 million for the three months ended March 31, 2017 to $232.3 million for the three months ended March 31, 2018. The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017

Salaries and professional reading fees, excluding stock-based compensation	$127,209	$118,213
Stock-based compensation	3,745	3,276
Building and equipment rental	21,153	19,565
Medical supplies	9,471	12,359
Other operating expenses *	54,056	52,041
Cost of operations	215,634	205,454

Depreciation and amortization	17,856	16,654
Gain on sale of equipment	(1,936)	(45)
Severance costs	726	203
Total operating expenses	$232,280	$222,266

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $9.0 million, or 7.6%, to $127.2 million for the three months ended March 31, 2018 compared to $118.2 million for the three months ended March 31, 2017.

Salaries and professional reading fees, limited to only centers in operation throughout the first quarters of both 2018 and 2017, increased $7.0 million or 6.1%. The rise was precipitated by corporate staffing ramp-ups in revenue and recruiting operations along with existing employee wage and benefit increases inclusive of the recently implemented 401K company match. For the three months ended March 31, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $6.7 million. For the three months ended March 31, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was approximately $4.7 million.

Stock-based compensation

Stock-based compensation increased $469,000, or 14.3% to approximately $3.7 million for the three months ended March 31, 2018 compared to $3.3 million for the three months ended March 31, 2017. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2018 as compared to RSA’s awarded and vested in the prior year’s first quarter.

Building and equipment rental

Building and equipment rental expenses increased $1.6 million or 8.1%, to $21.1 million for the three months ended March 31, 2018 compared to $19.6 million for the three months ended March 31, 2017.

Building and equipment rental expenses for same store centers which were in operation throughout the first quarters of 2018 and 2017, increased $915,000 or 4.9%, mainly related to new facility and radiology equipment leases in support of imaging operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the three months ended March 31, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $1.5 million. For the three months ended March 31, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was approximately $812,000.

Medical supplies

Medical supplies expense decreased $2.9 million, or 23.4%, to $9.5 million for the three months ended March 31, 2018 compared to $12.4 million for the three months ended March 31, 2017.

Medical supplies expenses, including only those centers which were in operation throughout the first quarters of both 2018 and 2017, increased $1.3 million or 17.4%. Usage of high-priced contrasting imaging agents employed in advanced modalities rose corresponding to 8.7% and 3.3% increases in PET and CT procedure volumes, respectively, over the same period in 2017. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the three months ended March 31, 2018, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $375,000. For the three months ended March 31, 2017, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $4.6 million.

Other operating expenses

Other operating expenses increased $2.0 million, or 3.9%, to $54.1 million for the three months ended March 31, 2018 compared to $52.0 million for the three months ended March 31, 2017.

Other operating expenses, limited to centers which were in operation throughout the first quarters of both 2018 and 2017, increased $1.8 million, or 3.5%, driven by higher insurance and utility costs as compared to the same period in the prior year. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the three months ended March 31, 2018, other operating expense from centers that were acquired or divested subsequent January 1, 2017 and excluded from the above comparison was $2.0 million. For the three months ended March 31, 2017, other operating expense from centers that were acquired or divested subsequent to January 1, 2017 was $1.8 million.

Depreciation and amortization

Depreciation and amortization increased $1.2 million, or 7.2%, to $17.9 million for the three months ended March 31, 2018 compared to $16.7 million for the three months ended March 31, 2017.

Depreciation and amortization, inclusive of only centers in operation during the first quarters of both 2018 and 2017, increased $640,000 or 3.9%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the three months ended March 31, 2018, depreciation expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $811,000. For the three months ended March 31, 2017, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $249,000.

Gain on sale of equipment

We recorded a gain on sale of equipment of approximately $1.9 million for the three months ended March 31, 2017 and 45,000 for the three months ended March 31, 2017.

Severance costs

We incurred severance expenses of $726,000 for the three months ended March 31, 2018 and $203,000 for the three months ended March 31, 2017.

Interest expense

Interest expense for the three months ended March 31, 2018 decreased approximately $200,000, or 2.0%, to $10.0 million for the three months ended March 31, 2018 compared to $10.2 million for the three months ended March 31, 2017. Interest expense for the three months ended March 31, 2018 and March 31, 2017 included $979,000 and $822,000, respectively, of combined non cash amortization of deferred loan costs, discount on issuance of debt and incidental financing charges. Excluding these amounts for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, interest expense decreased $358,000, or 3.8%. See “Liquidity and Capital Resources” below for more details on our credit facilities.

Equity in earnings from unconsolidated joint ventures

For the period ended March 31, 2018 we recognized equity in earnings from unconsolidated joint ventures in the amount of $3.0 million. For the period ended March 31, 2017 we recognized equity in earnings from unconsolidated joint ventures of $1.9 million.

Benefit from income taxes

We recorded income tax benefit for the three months ended March 31, 2018 and 2017 of $2.5 million, or an effective tax rate of 31.4%, and $458,000, or an effective tax rate of 34.7% respectively. The income tax rates for the three months ended March 31, 2018 diverge from the federal statutory rate primarily due to (i) non-controlling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation. The income tax rates for the three months ended March 31, 2017 was higher than the federal statutory rate of 34% primarily due to state taxes partially offset by year to date shortfalls from restricted stock vesting.

Non-GAAP Financial Measures

We use both GAAP and non-GAAP metrics to measure our financial results. We believe that, in addition to GAAP metrics, non-GAAP metrics such as Adjusted EBITDA assist us in measuring our cash generated from operations and ability to service our debt obligations.

Adjusted EBITDA

Our Adjusted EBITDA metric removes non-cash and non-recurring charges that occur in the affected period and provides a basis for measuring the Company’s core financial performance against other periods.

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude losses or gains on the sale of equipment, other income or loss, loss on debt extinguishments, bargain purchase gains, loss on de-consolidation of joint ventures and non-cash equity compensation.  Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or one-time events that take place during the period.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net loss attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net loss attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017

Net loss attributable to RadNet, Inc. common stockholders	$(7,338)	$(1,210)
Less benefit from income taxes	(2,497)	(458)
Plus other expenses	1	3
Plus interest expense	10,039	10,240
Plus severance costs	726	203
Less gain on sale of equipment	(1,936)	(45)
Plus gain on sale of equipment attributable to noncontrolling interest	440	–
Plus depreciation and amortization	17,856	16,654
Plus non-cash employee stock-based compensation	3,745	3,276
Adjusted EBITDA	$21,036	$28,663

Liquidity and Capital Resources

We had cash and cash equivalents of $35.0 million and accounts receivable of $161.7 million at March 31, 2018, compared to cash and cash equivalents of $51.3 million and accounts receivable of $155.5 million at December 31, 2017. We had a working capital balance of $25.3 million and $43.7 million at March 31, 2018 and December 31, 2017, respectively. We had net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2018 and 2017 of $7.3 million and $1.2 million respectively. We also had stockholders’ equity of $79.6 million and $61.6 million at March 31, 2018 and December 31, 2017, respectively.

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

Sources and Uses of Cash

Cash provided by operating activities was $24.3 million and $30.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Cash used in investing activities was $29.8 million and $34.0 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, we purchased property and equipment for approximately $23.9 million, acquired imaging facilities for $5.8 million and an investment at cost of $2.2 million.

Cash used in financing activities was $10.8 million and $9.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The cash used in financing activities for the three months ended March 31, 2018, was due to principal payments on our $612.0 million face value term loan and pay down on equipment notes and capital leases.

At March 31, 2018, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Revolving Credit Facility”). As of March 31, 2018, we were in compliance with all covenants under our credit facilities.

The balance of our First Lien Term Loans at March 31, 2018, net of unamortized discounts of $17.6 million, was $594.4 million.

We had no balance on our Revolving Credit Facility at March 31, 2018 but had reserved $8.2 million for certain letters of credit. The remaining $109.3 million of our revolving credit facility was available to draw upon as of March 31, 2018.

The following describes our recent financing activities:

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

At March 31, 2018 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.72% and 4.75%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was at 3.50% and 2.50%, respectively.

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

Interest. Prior to the Fourth Amendment and Fifth Amendment, the interest rates payable on the First Lien Term Loans were (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%.

Payments. Prior to the Fourth Amendment and Fifth Amendment, the scheduled quarterly principal payments of the First Lien Term Loans was approximately $6.1 million, with the balance due at maturity.

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

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of March 31, 2018, the interest rate payable on revolving loans was 7.25%, the letters of credit issued under the agreement totaled $8.2 million and the amount available to borrow under the facility was $109.3 million.

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

Subsequent Events

On April 1, 2018 we completed our acquisition of certain assets of Women’s Imaging Specialists in Healthcare, consisting of a three multi-modality centers located in the cites of Fresno and Clovis California, for purchase consideration of $5.1 million.

On April 1, 2018 we completed our acquisition of certain assets of Valley Metabolic Imaging LLC, consisting of a single multi-modality center located in Fresno, California, for purchase consideration of $1.7 million.

On April 1, 2018 we completed our acquisition of certain assets of Sierra Imaging Associates LLC, consisting of a single multi-modality center located in Clovis, California, for purchase consideration of $1.5 million.

On April 2, 2018 we completed our acquisition of certain assets of Family MRI Inc., consisting of a single multi-modality center located in Frederick, Maryland, for purchase consideration of $1.3 million.

On April 12, 2018 we purchased 1.0 million common shares of Nulogix Inc for $2.0 million. The Company and Nulogix will collaborate on projects to improve practices in the imaging industry.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2018, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $36,000 in operating expenses.

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

At March 31, 2018, we had $612.0 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At March 31, 2018, the 3 month LIBOR was 1.72%. The 2016 Caps are designed to provide a hedge against interest rate increases. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps. See Note 2 to the consolidated financial statements contained herein.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement over the rates experienced in 2018 would, after considering the effects of the 2016 Caps, result in an increase of $1.7 million in annual interest expense and a corresponding decrease in income before taxes.  At March 31, 2018, an additional $8.2 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $82,000 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, our management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 because deficiencies in the operating effectiveness of several information technology dependent manual controls related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2018 because of the material weakness described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Our management previously concluded that, as of December 31, 2015 and 2016, certain user access, program change and operations control components of information technology general controls and information technology dependent manual control deficiencies related to the Company’s revenue and accounts receivable process were not designed and operating effectively, which aggregate to a material weakness in the Company’s internal control over financial reporting.

Our management concluded that as of March 31, 2018 the following control deficiency related to the Company’s revenue and accounts receivable process identified in the years ended December 31, 2015 and 2016 had not yet been remediated and therefore a material weakness continues to be present in the Company’s internal control over financial reporting:

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

Remediation Plan for Material Weakness

Management, with oversight of our Audit Committee, has been actively engaged in developing and executing a remediation plan to address the material weakness reported. The remediation efforts, which are ongoing, are to continue to focus on executing certain information technology dependent manual controls which are designed to ensure the completeness of revenue transaction processing, and to ensure a reasonable valuation of the Company’s accounts receivable balance on a timely basis and with an adequate level of precision.

Limitations on Effectiveness of Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, management did not identify any change in internal control over financial reporting occurring during the quarter ended March 31, 2018 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2017. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RADNET, INC.
(Registrant)

Date: May 10, 2018	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*

This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

