Form 10-Q
period 2018-06-30
RadNet, Inc.
filed 2018-08-09
CIK 790526

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock outstanding on August 6, 2018 was 48,284,926 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,252	$51,322
Accounts receivable, net	152,174	155,518
Due from affiliates	516	2,343
Prepaid expenses and other current assets	34,690	26,168
Assets held for sale	2,499	–
Total current assets	206,131	235,351
PROPERTY AND EQUIPMENT, NET	286,484	244,301
OTHER ASSETS
Goodwill	275,272	256,776
Other intangible assets	39,795	40,422
Deferred financing costs	1,624	1,895
Investment in joint ventures	54,077	52,435
Deferred tax assets, net of current portion	30,930	30,852
Deposits and other	18,671	6,947
Total assets	$912,984	$868,979
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$144,467	$135,809
Due to affiliates	10,450	16,387
Deferred revenue	2,759	2,606
Current portion of deferred rent	2,713	2,714
Current portion of notes payable	30,219	30,224
Current portion of obligations under capital leases	3,364	3,866
Total current liabilities	193,972	191,606
LONG-TERM LIABILITIES
Deferred rent, net of current portion	28,040	26,251
Notes payable, net of current portion	557,257	572,365
Obligations under capital lease, net of current portion	4,053	2,672
Other non-current liabilities	4,728	6,160
Total liabilities	788,050	799,054
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 48,284,925, and 47,723,915 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in-capital	235,713	212,261
Accumulated other comprehensive income (loss)	3,677	(548)
Accumulated deficit	(152,090)	(150,158)
Total RadNet, Inc.'s stockholders' equity	87,305	61,560
Noncontrolling interests	37,629	8,365
Total equity	124,934	69,925
Total liabilities and equity	$912,984	$868,979

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET REVENUE
Service fee revenue, net of contractual allowances and discounts		$214,056		$426,806
Provision for bad debts		(11,854)		(23,500)
Net service fee revenue	$219,416	202,202	$423,584	403,306
Revenue under capitation arrangements	24,979	27,812	52,203	55,721
Total net revenue	244,395	230,014	475,787	459,027
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	210,055	198,611	425,689	404,065
Depreciation and amortization	18,086	16,612	35,942	33,266
Loss (gain) on sale and disposal of equipment	105	453	(1,831)	408
Severance costs	279	177	1,005	380
Total operating expenses	228,525	215,853	460,805	438,119
INCOME FROM OPERATIONS	15,870	14,161	14,982	20,908

OTHER INCOME AND EXPENSES
Interest expense	10,641	10,303	20,680	20,543
Equity in earnings of joint ventures	(3,748)	(2,994)	(6,725)	(4,922)
Gain on sale of imaging centers	–	(2,301)	–	(2,301)
Other expenses (income)	5	7	6	(240)
Total other expenses	6,898	5,015	13,961	13,080
INCOME BEFORE INCOME TAXES	8,972	9,146	1,021	7,828
Provision for income taxes	(2,505)	(3,523)	(8)	(3,065)
NET INCOME	6,467	5,623	1,013	4,763
Net income attributable to noncontrolling interests	1,061	313	2,945	663
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,406	$5,310	$(1,932)	$4,100

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.11	$0.11	$(0.04)	$0.09

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.11	$0.11	$(0.04)	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	47,969,003	46,756,276	47,896,216	46,662,420
Diluted	48,526,033	47,195,898	47,896,216	47,068,563

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET INCOME	$6,467	$5,623	$1,013	$4,763
Foreign currency translation adjustments	(91)	20	(69)	22
Change in fair value of cash flow hedge, net of taxes	1,199	(944)	4,294	(1,722)
COMPREHENSIVE INCOME	7,575	4,699	5,238	3,063
Less comprehensive income attributable to noncontrolling interests	1,061	313	2,945	663
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$6,514	$4,386	$2,293	$2,400

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

The following table summarizes changes in the Company’s consolidated stockholder’s equity, including noncontrolling interest, during the six months ended June 30, 2018.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2018	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925
Stock-based compensation	–	–	4,696	–	–	4,696	–	4,696
Issuance of restricted stock and other awards	562,160	–	100	–	–	100	–	100
Forfeiture of restricted stock	(1,150)	–	(7)			(7)	–	(7)
Sale of noncontrolling interests, net of taxes	–	–	18,663	–	–	18,663	27,232	45,895
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(913)	(913)
Change in cumulative foreign currency translation adjustment	–	–	–	(69)	–	(69)	–	(69)
Change in fair value cash flow hedge, net of taxes	–	–	–	4,294	–	4,294	–	4,294
Net (loss) income	–	–	–	–	(1,932)	(1,932)	2,945	1,013
BALANCE - JUNE 30, 2018	48,284,925	$5	$235,713	$3,677	$(152,090)	$87,305	$37,629	$124,934

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,013	$4,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,942	33,266
Provision for bad debts	–	23,500
Equity in earnings of joint ventures	(6,725)	(4,922)
Distributions from joint ventures	7,083	3,993
Amortization deferred financing costs and loan discount	1,949	1,636
(Gain) loss on sale and disposal of equipment	(1,831)	408
Gain on sale of imaging centers	–	(2,301)
Stock-based compensation	4,890	4,314
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(7,113)	(29,445)
Other current assets	(568)	4,553
Other assets	(900)	(835)
Deferred taxes	(78)	1,940
Deferred rent	1,788	1,830
Deferred revenue	153	445
Accounts payable, accrued expenses and other	11,345	7,014
Net cash provided by operating activities	46,948	50,159
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(14,094)	(9,904)
Investment at cost	(2,200)	(500)
Purchase of property and equipment	(45,133)	(42,647)
Proceeds from sale of equipment	2,324	63
Proceeds from sale of imaging facilities	–	5,627
Cash distribution from new JV partner	–	1,473
Equity contributions in existing and purchase of interest in joint ventures	(2,000)	(80)
Net cash used in investing activities	(61,103)	(45,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,393)	(3,769)
Payments on Term Loan Debt	(16,540)	(12,125)
Distributions paid to noncontrolling interests	(913)	(655)
Deferred financing costs and debt discount	–	(570)
Proceeds from sale of noncontrolling interest, net of taxes	–	4,850
Contributions from noncontrolling partners	–	125
Proceeds from revolving credit facility	19,800	139,400
Payments on revolving credit facility	(19,800)	(139,400)
Net cash used in financing activities	(20,846)	(12,144)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(69)	22
NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,070)	(7,931)
CASH AND CASH EQUIVALENTS, beginning of period	51,322	20,638
CASH AND CASH EQUIVALENTS, end of period	$16,252	$12,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$17,509	$19,023

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $13.6 million and $17.5 million during the six months ended June 30, 2018 and 2017, respectively, which were not paid for as of June 30, 2018 and 2017, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.

During the six months ended June 30, 2017 we added capital lease debt of approximately $5.2 million.

We recorded an investment in joint venture of $3.0 million to ScriptSender, LLC, on January 6, 2017, representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. As of June 30, 2018, the balance remaining to be contributed is approximately $1.3 million. See Note 2, Significant Accounting Policies Investment in Joint Ventures section to the condensed consolidated financial statements contained herein for further information.

The Company received $16.8 million in fixed assets and assumed $4.0 million in capital lease debt in January 2018 from the Company’s partner in Beach Imaging LLC. See Note 4, Facility Acquisitions and Assets Held for Sale contained herein for further information.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2018, we operated directly or indirectly through joint ventures with hospitals, 304 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

The consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”). BRMG is a partnership of ProNet Imaging Medical Group, Inc., Beverly Radiology Medical Group, Inc. and Breastlink Medical Group, Inc. (formerly known as Westchester Medical Group Inc.). The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc., Radiologix, Inc., Radnet Managed Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc., all wholly owned subsidiaries of Radnet Management. All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

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

We contract with six medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York (‘the NY Groups’). These contracts are similar to our contract with BRMG. Four of the NY Groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of the NY Groups which provide professional medical services at one of our Manhattan facilities.

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

We have determined that BRMG and the NY Groups are VIEs, that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $33.5 million and $33.5 million of revenue, net of management service fees to RadNet, for the three months ended June 30, 2018 and 2017, respectively, and $33.5 million and $33.5 million of operating expenses for the three months ended June 30, 2018 and 2017, respectively. RadNet recognized in its condensed consolidated statement of operations $133.4 million and $108.2 million of net revenues for the three months ended June 30, 2018, and 2017 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

BRMG and the NY Groups on a combined basis recognized $67.5 million and $69.0 million of revenue, net of management service fees to RadNet, for the six months ended June 30, 2018 and 2017, respectively, and $67.5 million and $69.0 million of operating expenses for the six months ended June 30, 2018 and 2017, respectively. RadNet recognized in its condensed consolidated statement of operations $252.0 million and $221.5 million of net revenues for the six months ended June 30, 2018, and 2017 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at June 30, 2018 and December 31, 2017, we have included approximately $102.0 million and $96.3 million, respectively, of accounts receivable and approximately $12.6 million and $7.4 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

The creditors of BRMG and the NY Groups do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the NY Groups. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender LLC is dependent on the Company to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2018 and 2017 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2017.

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

REVENUES - The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $13.6 million as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three and six months ended June 30, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2018 and on a prospective basis.

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

The Company’s total net revenues during the three and six months ended June 30, 2018 and 2017 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Commercial insurance	$145,538	$142,691	$281,981	$283,683
Medicare	50,302	47,611	95,867	95,291
Medicaid	6,928	6,525	13,179	13,259
Workers' compensation/personal injury	8,660	8,867	17,407	17,925
Other (1)	7,988	8,362	15,150	16,648
Service fee revenue, net of contractual allowances and discounts	219,416	214,056	423,584	426,806
Provision for bad debts	–	(11,854)	–	(23,500)
Net service fee revenue	219,416	202,202	423,584	403,306
Revenue under capitation arrangements	24,979	27,812	52,203	55,721
Total net revenue	$244,395	$230,014	$475,787	$459,027

___________________

(1)	Other consists of revenue from teleradiology services, consulting fees and software revenue.

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

The estimates for implicit price concessions are based upon management’s assessment of historical write offs and expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis quarterly and believe our quarterly updates to the estimated implicit price concession amounts provide reasonable estimates of our revenues and valuations of our accounts receivable. These routine, quarterly changes in estimates have not resulted in material adjustments to the valuations of our accounts receivable or period-to-period comparisons of our results of operations.

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

On June 30, 2018, we entered into a factoring arrangement with a third party and sold certain accounts receivable under a non-recourse agreement. The amount factored under this agreement was $10.5 million and the cost of factoring was approximately $440,000. Proceeds will be received as a combination of cash and payments on a note receivable through August of 2020 bearing an annual rate of 4%, and will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. We do not utilize factoring arrangements as an integral part of our financing for working capital.

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.6 million and $1.9 million, as of June 30, 2018 and December 31, 2017, respectively and related to the Company’s line of credit. See Note 5, Revolving Credit Facility, Notes Payable, and Capital Leases for more information.

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

BUSINESS COMBINATION - In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. The update provides a framework for evaluating whether a transaction should be accounted for as an acquisition and/or disposal of a business versus assets. In order for a purchase to be considered an acquisition of a business, and receive business combination accounting treatment, the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. The adoption of this standard requires future purchases to be evaluated under the new framework. The impact on our financial statements as a result of this adoption was immaterial.

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

GOODWILL- Goodwill at June 30, 2018 totaled $275.3 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We tested goodwill for impairment on October 1, 2017, noting no impairment, and have not identified any indicators of impairment through June 30, 2018. Activity in goodwill for the six months ended June 30, 2018 is provided below (in thousands):

Balance as of December 31, 2017	$256,776
Goodwill acquired through the acquisition of Imaging Services Company of New York, LLC	2,692
Goodwill acquired through the acquisition of certain assets of MemorialCare Medical Foundation	10,158
Goodwill transferred to assets held for sale	(1,059)
Goodwill acquired through the acquisition of Women's Imaging Specialists in Healthcare	4,089
Goodwill acquired through the acquisition of Valley Metabolic Imaging	1,469
Goodwill acquired through the acquisition of Sierra Imaging Associates	1,147
Balance as of June 30, 2018	$275,272

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

The Company recorded an income tax expense of $2.5 million, or an effective tax rate of 27.9%, for the three months ended June 30, 2018 compared to income tax expense for the three months ended June 30, 2017 of $3.5 million, or an effective tax rate of 38.5%. The Company recorded an income tax expense of $8,000, or an effective tax rate of 0.8% for the six months ended June 30, 2018 compared to income tax expense for the six months ended June 30, 2017 of $3.1 million, or an effective tax rate of 39.2%. The income tax rates for the three and six months ended June 30, 2018 diverge from the federal statutory rate primarily due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustments associated with uncertain tax positions.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, the Company recorded provisional amounts due to the revaluation of deferred tax assets and liabilities and the transition tax on deemed repatriation of accumulated foreign income during the year ended December 31, 2017. Both of these tax charges represent provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts will be included as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

The Company is not under examination in any jurisdiction and the years ended December 31, 2017, 2016, and 2015 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components. Our unrealized gains or losses on foreign currency translation adjustments and our interest rate cap agreement are included in comprehensive income. The components of comprehensive income for the three and six months in the period ended June 30, 2018 are included in the consolidated statements of comprehensive income.

DERIVATIVE INSTRUMENTS - In the fourth quarter of 2016, we entered into two forward interest rate cap agreements ("2016 Caps"). The 2016 Caps will mature in September and October 2020. The 2016 Caps had notional amounts of $150,000,000 and $350,000,000, respectively, which were designated at inception as cash flow hedges of future cash interest payments associated with portions of the our variable rate bank debt. Under these arrangements, the Company purchased a cap on 3 month LIBOR at 2.0%. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the agreements.

At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of accumulated other comprehensive income in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2016 Caps at June 30, 2018.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss is as follows (amounts in thousands):

For the three months ended June 30, 2018

Account	April 1, 2018 Balance	Amount of gain recognized on derivative	June 30, 2018 Balance	Location
Other Comprehensive Income	2,725	1,199	3,924	Current Assets & Equity

For the six months ended June 30, 2018

Account	Jan 1, 2018 Balance	Amount of gain recognized on derivative	June 30, 2018 Balance	Location
Other Comprehensive Income	(370)	4,294	3,924	Current Assets & Equity

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

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Current and other non-current liabilities
Interest Rate Contracts	$–	$5,159	$–	$5,159

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$–	$(595)	$–	$(595)

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$605,240	$–	$605,240	$603,731

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$628,801	$–	$628,801	$620,272

Our revolving credit facility had no aggregate principal amount outstanding as of June 30, 2018.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss) attributable to RadNet, Inc.'s common stockholders	$5,406	$5,310	$(1,932)	$4,100

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	47,969,003	46,756,276	47,896,216	46,662,420
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.11	$0.11	$(0.04)	$0.09

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	47,969,003	46,756,276	47,896,216	46,662,420
Add nonvested restricted stock subject only to service vesting	409,162	250,153	–	198,477
Add additional shares issuable upon exercise of stock options and warrants	147,868	189,469	–	207,666
Weighted average number of common shares used in calculating diluted net income per share	48,526,033	47,195,898	47,896,216	47,068,563
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.11	$0.11	$(0.04)	$0.09

Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	–	165,000	–	325,575

For the six months ended June 30, 2018 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

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

As of June 30, 2018, we have two equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:

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

In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was noted as of the six months ended June 30, 2018.

Turner Imaging:

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed.. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. No impairment in our investment was noted for the six months ended June 30, 2018.

INVESTMENT IN JOINT VENTURES – We have 15 unconsolidated joint ventures with ownership interests ranging from 25% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2018.

Formation of a joint venture:

On April 12, 2018 we acquired a 25% economic interest in Nulogix, Inc. for $2.0 million. The Company and Nulogix will collaborate on projects to improve practices in the imaging industry. As we do not have a controlling economic interest in Nulogix, the investment is accounted for under the equity method.

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the six months ended June 30, 2018 (in thousands):

Balance as of December 31, 2017	$52,435
Equity in earnings in these joint ventures	6,725
Distribution of earnings	(7,083)
Equity contributions in existing and purchase of interest in joint ventures	2,000
Balance as of June 30, 2018	$54,077

We charged management service fees from the centers underlying these joint ventures of approximately $3.3 million and $3.5 million for the quarters ended June 30, 2018 and 2017, respectively and $7.1 million and $6.6 million for the six months ended June 30, 2018 and 2017 respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2018 and December 31, 2017 and income statement data for the six months ended June 2018 and 2017 (in thousands):

Balance Sheet Data:	June 30, 2018	December 31, 2017
Current assets	$42,880	$47,813
Noncurrent assets	106,758	107,481
Current liabilities	(14,324)	(16,655)
Noncurrent liabilities	(37,745)	(42,072)
Total net assets	$97,569	$96,567

Book value of RadNet joint venture interests	$45,964	$45,935
Cost in excess of book value of acquired joint venture interests	8,113	6,500
Total value of Radnet joint venture interests	$54,077	$52,435

Total book value of other joint venture partner interests	$51,605	$50,632

Income statement data for the six months ended June 30,	2018	2017
Net revenue	$91,559	$86,981
Net income	$14,174	$10,285

NOTE 3 – RECENT ACCOUNTING STANDARDS

Accounting standards not yet adopted

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018. Early adoption of the amendments is permitted for all entities. Because of the number of leases we use to support our operations, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated financial statements. Management is currently evaluating the extent of this anticipated impact on our consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases.

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

NOTE 4 – FACILITY ACQUISITIONS AND ASSETS HELD FOR SALE

Acquisitions

On January 1, 2018 we formed Beach Imaging Group, LLC (“Beach Imaging”) and contributed the operations of 24 imaging facilities spread across southern Los Angeles and Orange Counties. On the same day, MemorialCare Medical Foundation contributed $22.3 million in cash and $16.8 million in net assets. As a result of the transaction, the Company will retain a 60% controlling interest in Beach Imaging and MemorialCare Medical Foundation will retain a 40% noncontrolling interest in Beach Imaging.

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

On April 1, 2018 we completed our acquisition of certain assets of Women’s Imaging Specialists in Healthcare, consisting of a single multi-modality center located in the city of Fresno California, for purchase consideration of $5.1 million in cash. We have made a preliminary fair value determination of the acquired assets and approximately $628,000 of fixed assets and equipment, $383,000 in intangible covenants not to compete, and $4.1 million in goodwill were recorded.

On April 1, 2018 we completed our acquisition of certain assets of Valley Metabolic Imaging LLC, consisting of a single multi-modality center located in Fresno, California, for purchase consideration of $1.7 million in cash. We have made a preliminary fair value determination of the acquired assets and approximately $22,000 of fixed assets and equipment, $183,000 in intangible covenants not to compete, and $1.5 million in goodwill were recorded.

On April 1, 2018 we completed our acquisition of certain assets of Sierra Imaging Associates LLC, consisting of a single multi-modality center located in Clovis, California, for purchase consideration of $1.5 million in cash. We have made a preliminary fair value determination of the acquired assets and approximately $270,000 of fixed assets and equipment, $83,000 in intangible covenants not to compete, and $1.1 million in goodwill were recorded.

Assets held for sale:

Effective January 1, 2018 we agreed to sell certain assets of four women’s imaging centers to MemorialCare Medical Foundation. The sale is anticipated within the next 12 months. The following table summarizes the major categories of assets which remain classified as held for sale in the accompanying condensed consolidated balance sheets at June 30, 2018 (in thousands):

Property and equipment, net	$1,440
Goodwill	1,059
Total assets held for sale	$2,499

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE AND CAPITAL LEASES

Revolving credit facility, notes payable, and capital lease obligations:

As of the six months ended June 30, 2018 our debt obligations consist of the following (in thousands):

	June 30,	December 31,
	2018	2017

First Lien Term Loans	603,731	620,272

Discounts on first lien term loans	(16,791)	(18,470)

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	396	592

Equipment notes payable at interest rates ranging from 4.3% to 5.6%, due through 2020, collateralized by medical equipment	140	195

Obligations under capital leases at interest rates ranging from 3.7% to 11.2%, due through 2022, collateralized by medical and office equipment	7,417	6,538
Total debt obligations	594,893	609,127
Less: current portion	(33,583)	(34,090)
Long term portion debt obligations	$561,310	$575,037

Term Loans, Revolving Credit Facility and Financing Activity Information:

At June 30, 2018, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Revolving Credit Facility”). As of June 30, 2018, we were in compliance with all covenants under our credit facilities.

The balance of our First Lien Term Loans at June 30, 2018, net of unamortized discounts of $16.8 million, was $586.9 million.

Deferred financing costs at June 30, 2018, net of accumulated amortization, was $1.6 million and is specifically related to the Company’s line of credit.

We had no balance on our Revolving Credit Facility at June 30, 2018 but had reserved $8.2 million for certain letters of credit. The remaining $109.3 million of our revolving credit facility was available to draw upon as of June 30, 2018.

The following describes our recent financing activities:

Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement

On August 22, 2017, we entered into Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Fifth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fifth Amendment, we issued $170.0 million in incremental First Lien Term Loans, the proceeds of which were used to repay in full all outstanding Second Lien Term Loans and all other obligations under the Second Lien Credit Agreement (as defined below).

Pursuant to the Fifth Amendment, we also changed the interest rate margin applicable to borrowings under the First Lien Credit Agreement. While borrowings under the First Lien Credit Agreement continue to bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement) or a combination of both, at the election of the Company, plus an applicable margin. The applicable margin for Adjusted Eurodollar Rate borrowings and Base Rate borrowings was changed from 3.25% and 2.25%, respectively, to 3.75% and 2.75%, respectively, through an initial period which ends when financial reporting was delivered for the period ended September 30, 2017. Thereafter, the rates of the applicable margin for borrowing under the First Lien Credit Agreement adjust depending on our leverage ratio, according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At June 30, 2018 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.35% and 5.0%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was at 3.75% and 2.75%, respectively.

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

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of June 30, 2018, the interest rate payable on revolving loans was 7.75%. The letters of credit issued under the agreement totaled $8.2 million and the amount available to borrow under the Revolving Credit Facility was $109.3 million.

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

Options

Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over three to five years and expire five to ten years from the date of grant.

As of June 30, 2018, we had outstanding options to acquire 553,282 shares of our common stock, of which options to acquire 100,211 shares were exercisable. The following summarizes all of our option transactions for the six months ended June 30, 2018:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance, December 31, 2017	420,149	$6.82
Granted	133,133	10.05
Balance, June 30, 2018	553,282	7.05	7.71	$4,398,199
Exercisable at June 30, 2018	100,211	4.39	4.28	$1,063,418

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2018 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2018. No options were exercised during the six months ended June 30, 2018. As of June 30, 2018, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.3 million which is expected to be recognized over a weighted average period of approximately 2.7 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of June 30, 2018, we have issued a total of 5,457,620 RSA’s of which 289,254 were unvested at June 30, 2018. The following summarizes all unvested RSA’s activities during the six months ended June 30, 2018:

		Weighted-Average
		Remaining
		Contractual	Weighted-Average
	RSA's	Term (Years)	Fair Value
RSA's unvested at December 31, 2017	447,351		$6.17
Changes during the period
Granted	512,160		$10.30
Vested	(669,107)		$7.93
Forfeited or Cancelled	(1,150)		$6.00
RSA's unvested at June 30, 2018	289,254	0.89	$9.67

We determine the fair value of all RSA’s based on the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the six months ended June 30, 2018 no such awards were granted.

Plan summary

In sum, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2018, we had issued 13,840,452 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 3,140,009 and 60,203 shares, respectively, there remain 3,359,760 shares available under the Restated Plan for future issuance.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Statements in this quarterly report concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our future cost saving efforts, our ability to increase business from new equipment or operations and our ability to finance our operations and repay our outstanding indebtedness, including our increased amortization payments, are forward-looking statements.

Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2017 or supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.

These forward-looking statements speak only as of the date when they are made. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2018, we operated directly or indirectly through joint ventures with hospitals, 304 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients

Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Our operations compose a single segment for financial reporting purposes.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Facilities in operation	304	295
Net revenues (millions)	$475.8	$459.0

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. The Company’s total net revenues during the three and six months ended June 30, 2018 and 2017 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Commercial insurance	$145,538	$142,691	$281,981	$283,683
Medicare	50,302	47,611	95,867	95,291
Medicaid	6,928	6,525	13,179	13,259
Workers' compensation/personal injury	8,660	8,867	17,407	17,925
Other (1)	7,988	8,362	15,150	16,648
Service fee revenue, net of contractual allowances and discounts	219,416	214,056	423,584	426,806
Provision for bad debts	–	(11,854)	–	(23,500)
Net service fee revenue	219,416	202,202	423,584	403,306
Revenue under capitation arrangements	24,979	27,812	52,203	55,721
Total net revenue	$244,395	$230,014	$475,787	$459,027

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

During the first quarter of 2018, unusually severe winter weather conditions in our northeastern and mid-Atlantic operations, which represent slightly over 50% of our total revenue, impacted significantly our operating results, and consequently our results for the six months ended June 30, 2018. Based on our experience we do not believe that lost imaging slots in one quarter are made up later in the quarter or in subsequent quarters.

Investment, Acquisition, and Joint Venture Activity

We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2017.

Equity Investments:

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

Turner Imaging:

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million.

Facility acquisitions

On February 22, 2018 we completed our acquisition of certain assets of Imaging Services Company of New York, LLC, consisting of a single multi-modality center located in New York, New York, for purchase consideration of $5.8 million in cash.

On April 1, 2018 we completed our acquisition of certain assets of Women’s Imaging Specialists in Healthcare, consisting of a single multi-modality center located in the city of Fresno, California, for purchase consideration of $5.1 million in cash.

On April 1, 2018 we completed our acquisition of certain assets of Valley Metabolic Imaging LLC, consisting of a single multi-modality center located in Fresno, California, for purchase consideration of $1.7 million in cash.

On April 1, 2018 we completed our acquisition of certain assets of Sierra Imaging Associates LLC, consisting of a single multi-modality center located in Clovis, California, for purchase consideration of $1.5 million in cash.

Formation of Joint Ventures

On January 1, 2018 we formed Beach Imaging Group, LLC (“Beach Imaging”) and contributed the operations of 24 imaging facilities spread across southern Los Angeles and Orange Counties. On the same day, MemorialCare Medical Foundation contributed $22.3 million in cash and $16.8 million in net assets, including 10 imaging facilities. As a result of the transaction, the Company will retain a 60% controlling interest in Beach Imaging and MemorialCare Medical Foundation will retain a 40% noncontrolling interest in Beach Imaging.

On April 12, 2018 we acquired a 25% economic interest in Nulogix, Inc. for $2.0 million. The Company and Nulogix will collaborate on projects to improve practices in the imaging industry.

The following table is a summary of our investment in joint ventures during the quarter ended June 30, 2018 (in thousands):

Balance as of December 31, 2017	$52,435
Equity in earnings in these joint ventures	6,725
Distribution of earnings	(7,083)
Equity contributions in existing and purchase of interest in joint ventures	2,000
Balance as of June 30, 2018	$54,077

We charged management service fees from the centers underlying these joint ventures of approximately $3.3 million and $3.5 million for the quarters ended June 30, 2018 and 2017, respectively and $7.1 million and $6.6 million for the six months ended June 30, 2018 and 2017 respectively.

The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2018 and December 31, 2017 and income statement data for the six months ended June 2018 and 2017 (in thousands):

Balance Sheet Data:	June 30, 2018	December 31, 2017
Current assets	$42,880	$47,813
Noncurrent assets	106,758	107,481
Current liabilities	(14,324)	(16,655)
Noncurrent liabilities	(37,745)	(42,072)
Total net assets	$97,569	$96,567

Book value of RadNet joint venture interests	$45,964	$45,935
Cost in excess of book value of acquired joint venture interests	8,113	6,500
Total value of Radnet joint venture interests	$54,077	$52,435

Total book value of other joint venture partner interests	$51,605	$50,632

Income statement data for the six months ended June 30,	2018	2017
Net revenue	$91,559	$86,981
Net income	$14,174	$10,285

Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2017, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

Use of Estimates

The financial statements included in this quarterly report were prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates. During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $13.6 million as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three and six months ended June 30, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2018 and on a prospective basis.

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

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at June 30, 2018 totaled $275.3 million. Indefinite Lived Intangible Assets at June 30, 2018 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2017, noting no impairment, and have not identified any indicators of impairment through June 30, 2018.

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

Recent Accounting Standards

See Note 3 to our consolidated financial statements in this quarterly report.

Results of Operations

The following table sets forth, for the three and six months ended June 30, 2018, the percentage that certain items in the statements of operations bears to total net revenue, and for the three and six months ended June 30, 2017, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET REVENUE
Service fee revenue, net of contractual allowances and discounts		88.5%		88.5%
Provision for bad debts		-4.9%		-4.9%
Net service fee revenue		83.6%		83.6%
Revenue under capitation arrangements		11.5%		11.5%
Total net revenue	94.4%	95.1%	94.4%	95.1%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	81.1%	82.0%	84.5%	83.7%
Depreciation and amortization	7.0%	6.9%	7.1%	6.9%
Loss on sale and disposal of equipment	0.0%	0.2%	-0.4%	0.1%
Severance costs	0.1%	0.1%	0.2%	0.1%
Total operating expenses	88.2%	89.2%	91.4%	90.8%

INCOME FROM OPERATIONS	6.2%	5.9%	3.0%	4.3%

OTHER INCOME AND EXPENSES
Interest expense	4.1%	4.2%	4.1%	4.3%
Equity in earnings of joint ventures	-1.4%	-1.2%	-1.3%	-1.0%
Gain on sale of imaging centers	0.0%	-1.0%	0.0%	-0.5%
Other expenses	0.0%	0.0%	0.0%	-0.1%
Total other expenses	2.7%	2.1%	2.8%	2.7%

INCOME BEFORE INCOME TAXES	3.5%	3.8%	0.2%	1.6%
Provision for income taxes	-1.0%	-1.5%	0.0%	-0.7%
NET INCOME	2.5%	2.3%	0.2%	0.9%
Net (loss) income attributable to noncontrolling interests	0.4%	0.1%	0.6%	0.1%

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	2.1%	2.2%	-0.4%	0.8%

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Total Net Revenue

Total net revenue for the three months ended June 30, 2018 was $244.4 million compared to $230.0 million for the three months ended June 30, 2017, an increase of $14.4 million or 6.3%.

Total net revenue, limited to centers which were in operation throughout the first quarters of 2018 and 2017, increased $9.2 million or 4.2%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2017. For the three months ended June 30, 2018, total net revenue from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $16.4 million. For the three months ended June 30, 2017, revenue under capitation arrangements from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $11.2 million.

Operating Expenses

Cost of operations for the three months ended June 30, 2018 increased approximately $11.4 million, or 5.8%, from $198.6 million for the three months ended June 30, 2017 to $210.1 million for the three months ended June 30, 2018. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017

Salaries and professional reading fees, excluding stock-based compensation	$134,247	$119,503
Stock-based compensation	1,146	1,038
Building and equipment rental	22,047	19,244
Medical supplies	8,249	12,930
Other operating expenses *	44,366	45,896
Cost of operations	210,055	198,611

Depreciation and amortization	18,086	16,612
Loss on sale and disposal of equipment	105	453
Severance costs	279	177
Total operating expenses	$228,525	$215,853

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $14.7 million, or 12.3%, to $134.2 million for the three months ended June 30, 2018 compared to $119.5 million for the three months ended June 30, 2017.

Salaries and professional reading fees, limited to only those centers which were in operation throughout the second quarters of both 2018 and 2017, increased $12.8 million, or 11.3%. 2% of the total increase related to physician staffing while the remaining 9.3% was attributable to a non-physician staffing ramp up in our reimbursement and self -pay operations to improve collection rates, which happened over the second through fourth quarters of 2017. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2017. For the three months ended June 30, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $8.0 million. For the three months ended June 30, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $6.1 million.

Stock-based compensation

Stock-based compensation increased $108,000, or 10.4% to $1.1 million for the three months ended June 30, 2018 compared to $1.0 million for the three months ended June 30, 2017. This increase was driven by the higher fair value of RSA’s awarded and vested in the three months ended June 30, 2018 as compared to RSA’s awarded and vested in the same period in 2017.

Building and equipment rental

Building and equipment rental expenses increased $2.8 million or 14.6%, to $22.0 million for the three months ended June 30, 2018 compared to $19.2 million for the three months ended June 30, 2017.

Building and equipment rental expenses increased $1.2 million or 6.7% for only centers which were in operation throughout the second quarters of both 2018 and 2017 and was related to new facility and radiology equipment leases in support of imaging operations. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2017. For the three months ended June 30, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $2.3 million. For the three months ended June 30, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $729,000.

Medical supplies

Medical supplies expense decreased $4.7 million, or 36.2%, to $8.2 million for the three months ended June 30, 2018 compared to $12.9 million for the three months ended June 30, 2017.

Medical supplies expenses, including only those centers which were in operation throughout the second quarters of both 2018 and 2017, decreased $1.5 million or 16.8%. Vendor volume rebates based off usage were responsible for the decline in expense. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2017. For the three months ended June 30, 2018, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $797,000. For the three months ended June 30, 2017, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $4.0 million.

Other operating expenses

Other operating expenses decreased $1.5 million, or 3.3%, to $44.4 million for the three months ended June 30, 2018 compared to $45.9 million for the three months ended June 30, 2017.

Other operating expenses dropped $3.1 million or 7.0% for only centers which were in operation throughout the second quarters of both 2018 and 2017. Lower utility costs stemming from mild spring weather on the eastern seaboard and consulting fees reduction owing to successfully completed projects were the main drivers of the decrease. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2017. For the three months ended June 30, 2018, other operating expense from centers that were acquired or divested subsequent April 1, 2017 and excluded from the above comparison was approximately $3.6 million. For the three months ended June 30, 2017, other operating expenses from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $2.0 million.

Depreciation and amortization

Depreciation and amortization increased $1.5 million, or 8.9%, to $18.1 million for the three months ended June 30, 2018 compared to $16.6 million for the three months ended June 30, 2017.

Depreciation and amortization, limited to centers which were in operation throughout the second quarters of both 2018 and 2017, increased $126,000, or 0.8%. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2017. For the three months ended June 30, 2018, depreciation expense from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $1.6 million. For the three months ended June 30, 2017, depreciation expense from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $246,000.

Loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $105,000 for the three months ended June 30, 2018 and approximately $453,000 for the three months ended June 30, 2017.

Interest expense

Interest expense increased approximately $338,000, or 3.3%, to $10.6 million for the three months ended June 30, 2018 compared to $10.3 million for the three months ended June 30, 2017. Interest expense included $976,000 and $829,000 of non-cash amortization for the three months ended June 30, 2018 and June 30, 2017, respectively. Excluding these non-cash amounts for each period, interest expense increased approximately $191,000 or 2.0% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily due to the current economic environment of rising interest rates. To mitigate our interest expense exposure the Company has entered into two forward interest rate cap agreements. See Derivative Instruments section of Note 2 to the consolidated condensed financial statements contained herein and ITEM 3. Quantitative and Qualitative Disclosure About Market Risk below for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2018, we recognized equity in earnings from unconsolidated joint ventures of $3.7 million against $3.0 million earned over the same period ended June 30, 2017.

Gain on sale of imaging centers

We recognized a gain on the sale of five wholly owned imaging centers to the Rhode Island Medical Imaging, Inc. of approximately $1.9 million and a gain of $361,000 on the sale of two oncology practices to Cedars Sinai Medical Center for the three months ended June 30, 2017.

Provision for income taxes

We had an income tax expense for the three months ended June 30, 2018 of $2.5 million or 27.9% of income before income taxes, compared to the three months ended June 30, 2017 of an income tax expense of $3.5 million or 38.5% of the income before income taxes. The effective tax rate decreased by 10.6% over the periods reported because the federal tax rate was significantly impacted by the recent changes in federal tax law. The Tax Cuts and Jobs Act or Tax Act was enacted on December 22, 2017 and reduced the US federal corporate tax rate to 21% from 34%.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Total Net Revenue

Total net revenue for the six months ended June 30, 2018 was $475.8 million compared to $459.0 million for the six months ended June 30, 2017, an increase of $16.8 million or 3.7%.

Total net revenue, limited to centers which were in operation throughout the first two quarters of 2018 and 2017, increased $12.4 million or 2.8%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2017. For the six months ended June 30, 2018, total net revenue from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $28.1 million. For the six months ended June 30, 2017, revenue under capitation arrangements from centers that were acquired or divested subsequent to April 1, 2017 and excluded from the above comparison was $23.7 million.

Operating Expenses

Cost of operations for the six months ended June 30, 2018 increased approximately $21.6 million, or 5.4%, from $404.1 million for the six months ended June 30, 2017 to $425.7 million for the six months ended June 30, 2018. The following table sets forth our cost of operations and total operating expenses for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017

Salaries and professional reading fees, excluding stock-based compensation	$268,163	$243,323
Stock-based compensation	4,890	4,314
Building and equipment rental	43,231	38,810
Medical supplies	17,783	26,168
Other operating expenses *	91,623	91,450
Cost of operations	425,690	404,065

Depreciation and amortization	35,942	33,266
Loss on sale and disposal of equipment	(1,831)	408
Severance costs	1,005	380
Total operating expenses	$460,806	$438,119

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $24.8 million, or 10.2%, to $268.2 million for the six months ended June 30, 2018 compared to $243.3 million for the six months ended June 30, 2017.

Salaries and professional reading fees, limited to only centers which were in operation throughout the first two quarters of 2018 and 2017, increased $22.2 million or 9.6%. 2% of the total increase related to physician staffing while the remaining 7.6% was attributable to a non-physician staffing ramp up in our reimbursement and self -pay operations to improve collection rates, which happened over the second through fourth quarters of 2017. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the six months ended June 30, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $14.8 million. For the six months ended June 30, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was approximately $12.2 million.

Stock-based compensation

Stock-based compensation increased $576,000, or 13.4%, to approximately $4.9 million for the six months ended June 30, 2018 compared to $4.3 million for the six months ended June 30, 2017. This increase was driven by the higher fair value of RSA’s awarded and vested in the first six months of 2018 as compared to RSA’s awarded and vested in the same period in 2017.

Building and equipment rental

Building and equipment rental expenses increased $4.4 million, or 11.4%, to $43.2 million for the six months ended June 30, 2018 compared to $38.8 million for the six months ended June 30, 2017.

Building and equipment rental expenses, for only those centers which were in operation throughout the first and second quarters of 2018 and 2017, increased $2.2 million or 5.9% as a result of the addition of new imaging facilities and related added radiology equipment. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the six months ended June 30, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $3.9 million. For the six months ended June 30, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was approximately $1.7 million.

Medical supplies

Medical supplies expense decreased $8.4 million, or 32.0%, to $17.8 million for the six months ended June 30, 2018 compared to $26.2 million for the six months ended June 30, 2017.

Medical supplies expenses, including only those centers which were in operation throughout the first and second quarters of both 2018 and 2017, decreased $986,000, or 5.6%, due to reductions in purchases of pharmaceutical supplies. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the six months ended June 30, 2018, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $1.2 million. For the six months ended June 30, 2017, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $8.6 million.

Other operating expenses

Other operating expenses increased $173,000 or 0.2%, to $91.6 million for the six months ended June 30, 2018 compared to $91.5 million for the six months ended June 30, 2017.

Other operating expenses, limited to centers which were in operation throughout the first and second quarters of both 2018 and 2017, decreased $1.9 million, or 2.2%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the six months ended June 30, 2018, other operating expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $6.2 million. For the six months ended June 30, 2017, other operating expense from centers that were acquired or divested subsequent to January 1, 2017 was $4.1 million.

Depreciation and amortization

Depreciation and amortization increased $2.7 million, or 8.0%, to $35.9 million for the six months ended June 30, 2018 compared to $33.3 million for the six months ended June 30, 2017.

Depreciation and amortization, including only those centers which were in operation throughout the first and second quarters of both 2018 and 2017, increased $791,000, or 2.4%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the six months ended June 30, 2018, depreciation expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $2.5 million. For the six months ended June 30, 2017, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $633,000.

Gain and loss on sale and disposal of equipment

We recorded a gain on sale of equipment of approximately $1.8 million for the six months ended June 30, 2018 and a loss on the sale of equipment of approximately $408,000 for the six months ended June 30, 2017.

Interest expense

Interest expense increased approximately $137,000, or 0.7%, to $20.7 million for the six months ended June 30, 2018 compared to $20.5 million for the six months ended June 30, 2017. Interest expense included $2.0 million and $1.7 million of non-cash amortization for the six months ended June 30, 2018 and June 30, 2017, respectively. Excluding these non-cash amounts for each period, interest expense decreased approximately $167,000 or 0.9% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. To mitigate our future interest expense exposure the Company has entered into two forward interest rate cap agreements. See Derivative Instruments section of Note 2 to the consolidated condensed financial statements contained herein and ITEM 3. Quantitative and Qualitative Disclosure About Market Risk below for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2018 we recognized equity in earnings from unconsolidated joint ventures of $6.7 million versus $4.9 million for the six months ended June 30, 2017, an increase of $1.8 million or 36.6%.

Gain on sale of imaging centers

During the six months ended June 30, 2017, we recognized a gain on the sale of five wholly owned imaging centers to the Rhode Island Medical Imaging, Inc. of approximately $1.9 million and a gain of $361,000 on the sale of two oncology practices to Cedars Sinai Medical Center.

Provision for income taxes

We had a tax provision for the six months ended June 30, 2018 of $8,000 or 0.8% of income before income taxes, compared to a tax provision for the six months ended June 30, 2017 of $3.1 million or 39.2% of income before income taxes. The effective tax rate was lower in the six months ended June 30, 2018 due to the effect of a windfall from restricted stock release. In addition, the federal tax rate was significantly impacted by the recent changes in federal tax law. The Tax Cuts and Jobs Act or Tax Act was enacted on December 22, 2017 and reduced the US federal corporate tax rate to 21% from 34%.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishments, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss) attributable to RadNet, Inc. common stockholders	$5,406	$5,310	$(1,932)	$4,100
Plus provision for income taxes	2,505	3,523	8	3,065
Plus other expenses	5	7	6	10
Less gain on sale of imaging centers	–	(2,301)	–	(2,301)
Plus expenses of divested/closed operations	–	1,200	–	1,200
Plus interest expense	10,641	10,303	20,680	20,543
Plus severance costs	279	177	1,005	380
Plus loss/less (gain) on sale and disposal of equipment	105	453	(1,831)	408
Plus reimbursable legal expenses	–	723	–	723
Plus depreciation and amortization	18,086	16,612	35,942	33,266
Plus gain on sale of equipment attributable to noncontrolling interest	–	–	440	–
Plus non-cash employee stock-based compensation	1,146	1,038	4,890	4,314
Adjusted EBITDA	$38,173	$37,045	$59,208	$65,708

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of June 30, 2018 and December 31, 2017 and income statement data for the six months ended June 2018 and 2017 (in thousands):

Balance Sheet Data:	June 30, 2018	December 31, 2017
Cash and cash equivalents	$16,252	$51,322
Accounts receivable	152,174	155,518
Working capital	12,159	43,745
Stockholders' equity	87,305	61,560

Income statement data for the three months ended June 30,	2018	2017
Total net revenue	$244,395	$230,014
Net income attributable to RadNet common stockholders	5,406	5,310

Income statement data for the six months ended June 30,
Total net revenue	$475,787	$459,027
Net (loss) income attributable to RadNet common stockholders	(1,932)	4,100

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

Sources and Uses of Cash

Cash provided by operating activities was $46.9 million and $50.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Cash used in investing activities was $61.1 million and $46.0 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, we purchased property and equipment for approximately $45.1 million, acquired imaging facilities for $14.1 million, made investments at cost of $2.2 million and an equity investment at $2.0 million. In addition, we received proceeds from the sale of equipment of $2.3 million.

Cash used in financing activities was $20.8 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively. The cash used in financing activities for the six months ended June 30, 2018, mainly was due to principal payments on our $603.7 million face value term loans and pay down of $4.3 million on equipment notes and capital leases.

On June 30, 2018, we entered into a factoring arrangement with a third party and sold certain accounts receivable under a non-recourse agreement. The amount factored under this agreement was $10.5 million and the cost of factoring was approximately $440,000. Proceeds will be received as a combination of cash and payments on a note receivable through August of 2020 bearing an annual rate of 4%.

Senior Secured Credit Facilities

At June 30, 2018, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Revolving Credit Facility”). As of June 30, 2018, we were in compliance with all covenants under our credit facilities.

The balance of our First Lien Term Loans at June 30, 2018, net of unamortized discounts of $16.8 million, was $586.9 million.

Deferred financing costs at June 30, 2018, net of accumulated amortization, was $1.6 million and is specifically related to the Company’s line of credit.

We had no balance on our Revolving Credit Facility at June 30, 2018 but had reserved $8.2 million for certain letters of credit. The remaining $109.3 million of our revolving credit facility was available to draw upon as of June 30, 2018.

The following describes our recent financing activities:

Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement

On August 22, 2017, we entered into Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Fifth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fifth Amendment, we issued $170.0 million in incremental First Lien Term Loans, the proceeds of which were used to repay in full all outstanding Second Lien Term Loans and all other obligations under the Second Lien Credit Agreement (as defined below).

Pursuant to the Fifth Amendment, we also changed the interest rate margin applicable to borrowings under the First Lien Credit Agreement. While borrowings under the First Lien Credit Agreement continue to bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement) or a combination of both, at the election of the Company, plus an applicable margin. The applicable margin for Adjusted Eurodollar Rate borrowings and Base Rate borrowings was changed from 3.25% and 2.25%, respectively, to 3.75% and 2.75%, respectively, through an initial period which ended when financial reporting was delivered for the period ending September 30, 2017. Thereafter, the rates of the applicable margin for borrowing under the First Lien Credit Agreement adjust depending on our leverage ratio, according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At June 30, 2018 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.35% and 5.0%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was at 3.75% and 2.75%, respectively.

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

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of June 30, 2018, the interest rate payable on revolving loans was 7.75%. The letters of credit issued under the agreement totaled $8.2 million and the amount available to borrow under the Revolving Credit Facility was $109.3 million.

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

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2018, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $36,000 in operating expenses.

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

At June 30, 2018, we had $603.7 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At June 30, 2018, the company elected 3 month LIBOR rate was 2.35%. The 2016 Caps are designed to provide a hedge against interest rate increases. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps. See Note 2 to the consolidated financial statements contained herein.

At June 30, 2018, $603.7 million of First Lien Term Loans are subject to LIBOR rate sensitivity. A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Term Loan Agreement and Second Lien Term Loan Agreement over the rates experienced in 2018 would, after considering the effects of the 2016 Caps, result in an increase of $1.1 million in annual interest expense and a corresponding decrease in income before taxes.  At June 30, 2018, an additional $8.2 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $82,000 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, our management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not  effective as of June 30, 2018 because deficiencies in the operating effectiveness of several information technology dependent manual controls related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of June 30, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2018 because of the material weakness described below.

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

Management concluded that our internal controls over financial reporting were not effective as of June 30, 2018 because the following control deficiency related to the Company’s revenue and accounts receivable process identified in the years ended December 31, 2015 and 2016 has not been remediated and therefore a material weakness continues to be present in the Company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, management did not identify any change in internal control over financial reporting occurring during the quarter ended June 30, 2018 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RADNET, INC.
(Registrant)

Date: August 9, 2018	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*

This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

