Form 10-Q
period 2018-09-30
RadNet, Inc.
filed 2018-11-09
CIK 790526

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the registrant’s common stock outstanding on November 5, 2018 was 48,866,485 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,227	$51,322
Accounts receivable, net	156,401	155,518
Due from affiliates	754	2,343
Prepaid expenses and other current assets	40,135	26,168
Assets held for sale	2,499	–
Total current assets	227,016	235,351
PROPERTY AND EQUIPMENT, NET	285,787	244,301
OTHER ASSETS
Goodwill	274,361	256,776
Other intangible assets	39,010	40,422
Deferred financing costs	1,489	1,895
Investment in joint ventures	42,199	52,435
Deferred tax assets, net of current portion	23,040	30,852
Deposits and other	17,740	6,947
Total assets	$910,642	$868,979
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$150,146	$135,809
Due to affiliates	14,192	16,387
Deferred revenue	2,959	2,606
Current portion of deferred rent	2,720	2,714
Current portion of notes payable	30,118	30,224
Current portion of obligations under capital leases	3,258	3,866
Total current liabilities	203,393	191,606
LONG-TERM LIABILITIES
Deferred rent, net of current portion	28,642	26,251
Notes payable, net of current portion	549,802	572,365
Obligations under capital lease, net of current portion	3,162	2,672
Other non-current liabilities	4,356	6,160
Total liabilities	789,355	799,054
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 48,334,925, and 47,723,915 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in-capital	237,072	212,261
Accumulated other comprehensive income (loss)	4,276	(548)
Accumulated deficit	(147,051)	(150,158)
Total RadNet, Inc.'s stockholders' equity	94,302	61,560
Noncontrolling interests	26,985	8,365
Total equity	121,287	69,925
Total liabilities and equity	$910,642	$868,979

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET REVENUE
Service fee revenue, net of contractual allowances and discounts		$211,313		$638,119
Provision for bad debts		(11,687)		(35,187)
Net service fee revenue	$217,552	199,626	$641,136	602,932
Revenue under capitation arrangements	24,596	27,981	76,799	83,702
Total net revenue	242,148	227,607	717,935	686,634
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	208,511	198,109	634,200	602,174
Depreciation and amortization	17,480	17,053	53,422	50,319
(Gain) loss on sale and disposal of equipment	(373)	420	(2,204)	828
Severance costs	82	1,186	1,087	1,566
Total operating expenses	225,700	216,768	686,505	654,887
INCOME FROM OPERATIONS	16,448	10,839	31,430	31,747

OTHER INCOME AND EXPENSES
Interest expense	10,663	10,169	31,343	30,712
Equity in earnings of joint ventures	(2,822)	(3,450)	(9,547)	(8,372)
Gain on sale of imaging centers	–	(845)	–	(3,146)
Other expenses (income)	7	4	13	(236)
Total other expenses	7,848	5,878	21,809	18,958
INCOME BEFORE INCOME TAXES	8,600	4,961	9,621	12,789
Provision for income taxes	(2,827)	(1,112)	(2,835)	(4,177)
NET INCOME	5,773	3,849	6,786	8,612
Net income attributable to noncontrolling interests	734	623	3,679	1,286
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,039	$3,226	$3,107	$7,326

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.10	$0.07	$0.06	$0.16
DILUTED NET INCOME PER SHARE
ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.10	$0.07	$0.06	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	48,010,726	46,953,705	47,937,215	46,760,583
Diluted	48,615,392	47,577,750	48,481,305	47,239,360

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

NET INCOME	$5,773	$3,849	$6,786	$8,612
Foreign currency translation adjustments	(91)	16	(65)	38
Change in fair value of cash flow hedge, net of taxes	595	2	4,889	(1,720)
COMPREHENSIVE INCOME	6,277	3,867	11,610	6,930
Less comprehensive income attributable to noncontrolling interests	734	623	3,679	1,286
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$5,543	$3,244	$7,931	$5,644

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

The following table summarizes changes in the Company’s consolidated stockholder’s equity, including noncontrolling interest, during the nine months ended September 30, 2018.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2018	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925

Issuance of common stock upon exercise of options	5,000	–	10	–	–	10	–	10
Stock-based compensation	–	–	6,264	–	–	6,264	–	6,264
Issuance of restricted stock and other awards	607,160	–	100	–	–	100	–	100
Forfeiture of restricted stock	(1,150)	–	(7)	–	–	(7)	–	(7)
Sale of noncontrolling interests, net of taxes	–	–	15,593	–	–	15,593	25,186	40,779
Special distribution from noncontrolling interest	–	–	2,894	–	–	2,894	(9,175)	(6,281)
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(913)	(913)
Purchase of noncontrolling interests	–	–	(43)	–	–	(43)	(157)	(200)
Change in cumulative foreign currency translation adjustment	–	–	–	(65)	–	(65)	–	(65)
Change in fair value cash flow hedge, net of taxes	–	–	–	4,889	–	4,889	–	4,889
Net income	–	–	–	–	3,107	3,107	3,679	6,786
BALANCE - SEPTEMBER 30, 2018	48,334,925	$5	$237,072	$4,276	$(147,051)	$94,302	$26,985	$121,287

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$6,786	$8,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,422	50,319
Provision for bad debts	–	35,187
Equity in earnings of joint ventures	(9,547)	(8,372)
Distributions from joint ventures	21,783	6,785
Amortization deferred financing costs and loan discount	2,924	2,509
(Gain) loss on sale and disposal of equipment	(2,204)	828
Gain on sale of imaging centers	–	(3,146)
Stock-based compensation	6,557	5,842
Non cash severance	–	1,047
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(9,641)	(38,770)
Other current assets	(5,680)	2,981
Other assets	(1,209)	309
Deferred taxes	1,531	2,031
Deferred rent	2,397	2,137
Deferred revenue	353	428
Accounts payable, accrued expenses and other	20,386	6,857
Net cash provided by operating activities	87,858	75,584
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(17,393)	(22,904)
Equity investments at fair value	(2,200)	(500)
Purchase of property and equipment	(62,595)	(52,807)
Proceeds from sale of equipment	2,587	571
Proceeds from sale of imaging and medical practice assets	–	8,429
Cash distribution from new JV partner	–	1,473
Equity contributions in existing and purchase of interest in joint ventures	(2,000)	(80)
Net cash used in investing activities	(81,601)	(65,818)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(4,374)	(5,297)
Proceeds from borrowings	–	170,000
Payments on Term Loan Debt	(24,810)	(188,396)
Distributions paid to noncontrolling interests	(913)	(1,065)
Deferred financing costs and debt discount	–	(5,067)
Proceeds from sale of noncontrolling interest, net of taxes	–	7,726
Contributions from noncontrolling partners	–	125
Purchase of non-controlling interests	(200)	–
Proceeds from revolving credit facility	44,000	139,400
Payments on revolving credit facility	(44,000)	(139,400)
Proceeds from issuance of common stock upon exercise of options	10	–
Net cash used in financing activities	(30,287)	(21,974)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(65)	38
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,095)	(12,170)
CASH AND CASH EQUIVALENTS, beginning of period	51,322	20,638
CASH AND CASH EQUIVALENTS, end of period	$27,227	$8,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$27,136	$29,134

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $14.2 million and $14.4 million during the nine months ended September 30, 2018 and 2017, respectively, which were not paid for as of September 30, 2018 and 2017, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.

During the nine months ended September 30, 2017 we executed, exclusive of commitments assumed through acquisitions, capital lease debt of approximately $5.4 million. No such action was taken for the nine months ended September 30, 2018.

We recorded an investment in joint venture of $3.0 million to ScriptSender, LLC, on January 6, 2017, representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. As of September 30, 2018, the balance remaining to be contributed is approximately $750,000. See Note 2, Significant Accounting Policies Investment in Joint Ventures section to the condensed consolidated financial statements contained herein for further information.

The Company received $15.0 million in fixed assets and assumed $4.0 million in capital lease debt in January 2018 from the Company’s partner in Beach Imaging LLC. See Note 4, Facility Acquisitions and Assets Held for Sale contained herein for further information.

The Company received a one-time special distribution from a controlled subsidiary which resulted in a $9.2 million adjustment to noncontrolling interest and $2.9 million, net of taxes, to the Company’s additional paid in capital account.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2018, we operated directly or indirectly through joint ventures with hospitals, 305 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We contract with six medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York (“the NY Groups”). These contracts are similar to our contract with BRMG. Four of the NY Groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of the NY Groups which provide professional medical services at one of our Manhattan facilities.

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

We have determined that BRMG and the NY Groups are VIEs, that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $33.2 million and $32.4 million of revenue, net of management service fees to RadNet, for the three months ended September 30, 2018 and 2017, respectively, and $33.2 million and $32.4 million of operating expenses for the three months ended September 30, 2018 and 2017, respectively. RadNet recognized in its condensed consolidated statement of operations $126.8 million and $107.1 million of net revenues for the three months ended September 30, 2018, and 2017 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

BRMG and the NY Groups on a combined basis recognized $100.7 million and $101.4 million of revenue, net of management service fees to RadNet, for the nine months ended September 30, 2018 and 2017, respectively, and $100.7 million and $101.4 million of operating expenses for the nine months ended September 30, 2018 and 2017, respectively. RadNet recognized in its condensed consolidated statement of operations $378.7 million and $328.6 million of net revenues for the nine months ended September 30, 2018, and 2017 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at September 30, 2018 and December 31, 2017, we have included approximately $100.6 million and $96.3 million, respectively, of accounts receivable and approximately $14.8 million and $7.4 million of accounts payable and accrued liabilities related to BRMG and the NY Groups.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2018 and 2017 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2017.

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

REVENUES - The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $13.6 million as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three and nine months ended September 30, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2018 and on a prospective basis.

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

The Company’s total net revenues during the three and nine months ended September 30, 2018 and 2017 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Commercial insurance	$144,731	$140,956	$426,710	$424,639
Medicare	49,292	47,941	145,158	143,234
Medicaid	6,461	6,233	19,645	19,491
Workers' compensation/personal injury	9,002	8,626	26,407	26,550
Other (1)	8,066	7,557	23,216	24,205
Service fee revenue, net of contractual allowances and discounts	217,552	211,313	641,136	638,119
Provision for bad debts	–	(11,687)	–	(35,187)
Net service fee revenue	217,552	199,626	641,136	602,932
Revenue under capitation arrangements	24,596	27,981	76,799	83,702
Total net revenue	$242,148	$227,607	$717,935	$686,634

 ___________________

(1)	Other consists of revenue from teleradiology services, consulting fees and software revenue.

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

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.5 million and $1.9 million, as of September 30, 2018 and December 31, 2017, respectively and related to the Company’s line of credit. See Note 5, Revolving Credit Facility, Notes Payable, and Capital Leases for more information.

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

GOODWILL- Goodwill at September 30, 2018 totaled $274.4 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We tested goodwill for impairment on October 1, 2017, noting no impairment, and have not identified any indicators of impairment through September 30, 2018. Activity in goodwill for the nine months ended September 30, 2018 is provided below (in thousands):

Balance as of December 31, 2017	$256,776
Goodwill acquired through the acquisition of Imaging Services Company of New York, LLC	2,692
Goodwill acquired through the acquisition of certain assets of MemorialCare Medical Foundation	10,158
Goodwill transferred to assets held for sale	(1,059)
Goodwill acquired through the acquisition of Women's Imaging Specialists in Healthcare	4,089
Goodwill acquired through the acquisition of Valley Metabolic Imaging	1,469
Goodwill acquired through the acquisition of Sierra Imaging Associates	1,147
Adjustment to our preliminary allocation of the purchase price of Women's Imaging Specilists in Healthcare	179
Adjustment to our preliminary allocation of purchase price of MemorialCare Medical Foundation	(3,313)
Goodwill disposed through the sale of plastic surgery unit	(80)
Goodwill acquired through the acquisition of Washington Heights Medical Management	2,303
Balance as of September 30, 2018	$274,361

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

The Company recorded an income tax expense of $2.8 million, or an effective tax rate of 32.9%, for the three months ended September 30, 2018 compared to income tax expense for the three months ended September 30, 2017 of $1.1 million, or an effective tax rate of 22.4%. The Company recorded an income tax expense of $2.8 million, or an effective tax rate of 29.5% for the nine months ended September 30, 2018 compared to income tax expense for the nine months ended September 30, 2017 of $4.2 million, or an effective tax rate of 32.7%. The income tax rates for the three and nine months ended September 30, 2018 diverge from the federal statutory rate primarily due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustments associated with uncertain tax positions.

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

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components. Our unrealized gains or losses on foreign currency translation adjustments and our interest rate cap agreement are included in comprehensive income. The components of comprehensive income for the three and nine months in the period ended September 30, 2018 are included in the consolidated statements of comprehensive income.

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

At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of accumulated other comprehensive income in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2016 Caps at September 30, 2018.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss is as follows (amounts in thousands):

For the three months ended September 30, 2018

Account	July 1, 2018 Balance	Amount of gain recognized on derivative	September 30, 2018 Balance	Location
Other Comprehensive Income	3,924	595	4,519	Current Assets & Equity

For the nine months ended September 30, 2018

Account	Jan 1, 2018 Balance	Amount of gain recognized on derivative	September 30, 2018 Balance	Location
Other Comprehensive Income	(370)	4,889	4,519	Current Assets & Equity

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

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$–	$5,954	$–	$5,954

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$–	$(595)	$–	$(595)

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans	$–	$599,927	$–	$599,927	$595,461

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$–	$628,801	$–	$628,801	$620,272

As of December 31, 2017 and September 30, 2018, our revolving credit facility had no aggregate principal amount outstanding.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss) attributable to RadNet, Inc.'s common stockholders	$5,039	$3,226	$3,107	$7,326

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	48,010,726	46,953,705	47,937,215	46,760,583
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.10	$0.07	$0.06	$0.16

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	48,010,726	46,953,705	47,937,215	46,760,583
Add nonvested restricted stock subject only to service vesting	424,397	315,830	372,462	237,595
Add additional shares issuable upon exercise of stock options and warrants	180,269	308,216	171,627	241,183
Weighted average number of common shares used in calculating diluted net income per share	48,615,392	47,577,750	48,481,305	47,239,360
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.10	$0.07	$0.06	$0.16

Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	–	–	8,333	225,050

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

As of September 30, 2018, we have two equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:

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

In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was noted as of the nine months ended September 30, 2018.

Turner Imaging:

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. No impairment in our investment was noted for the nine months ended September 30, 2018.

INVESTMENT IN JOINT VENTURES – We have 15 unconsolidated joint ventures with ownership interests ranging from 25% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of September 30, 2018.

Formation of a joint venture:

On April 12, 2018 we acquired a 25% economic interest in Nulogix, Inc. for $2.0 million. The Company and Nulogix will collaborate on projects to improve practices in the imaging industry. As we do not have a controlling economic interest in Nulogix, the investment is accounted for under the equity method.

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2018 (in thousands):

Balance as of December 31, 2017	$52,435
Equity in earnings in these joint ventures	9,547
Distribution of earnings	(21,783)
Equity contributions in existing and purchase of interest in joint ventures	2,000
Balance as of September 30, 2018	$42,199

We charged management service fees from the centers underlying these joint ventures of approximately $3.5 million and $3.3 million for the quarters ended September 30, 2018 and 2017, respectively and $10.6 million and $9.9 million for the nine months ended September 30, 2018 and 2017 respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2018 and December 31, 2017 and income statement data for the nine months ended September 2018 and 2017 (in thousands):

Balance Sheet Data:	September 30, 2018	December 31, 2017
Current assets	$45,345	$47,813
Noncurrent assets	107,228	107,481
Current liabilities	(13,220)	(16,655)
Noncurrent liabilities	(65,686)	(42,072)
Total net assets	$73,667	$96,567

Book value of RadNet joint venture interests	$34,210	$45,935
Cost in excess of book value of acquired joint venture interests	7,989	6,500
Total value of Radnet joint venture interests	$42,199	$52,435

Total book value of other joint venture partner interests	$39,457	$50,632

Income statement data for the nine months ended September 30,	2018	2017
Net revenue	$136,413	$133,108
Net income	$20,271	$16,034

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS

Accounting standards not yet adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), Leases, (Topic 842): Amendments to the FASB Accounting Standards Codification. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Subsequently, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvement, to clarify and amend the guidance in ASU No. 2016-02. The amendments in this update are effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018, with early adoption permitted for all entities. We will adopt the ASU on January 1, 2019. Because of the number of leases we use to support our operations, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated financial statements. Management is currently evaluating the extent of this anticipated impact on our consolidated financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases.

In October 2018, the FASB issued ASU No. 2018-16 (“ASU 2018-16”), Derivatives and Hedging. ASU 2018-16 expands the permissible benchmark interest rates to include the Secured Overnight Financing Rate (SOFR) to be eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815, Derivatives and Hedging. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted if an entity already has adopted Update 2017-12. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationship entered into on or after the date of adoption. As we have previously adopted the amendments in Update 2017-12, and as the benchmark rate on our term loan debt does not utilize the SOFR, the immediate adoption of this amendment will have no effect on the Company’s results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective in the first quarter of 2020 with early adoption permitted and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the impact of the adoption of this ASU on the Company’s results of operations, financial position and cash flows.

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). Subsequently, in March 2018, the FASB issued ASU No. 2018-05, Income Taxes, to clarify and amend guidance in ASU 2018-02. ASU 2018-02 and ASU 2018-05 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. We are evaluating the effect of this guidance.

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

Other reporting disclosure topics

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the SEC Release, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. However, as provided for by the SEC in Q&A 105.09, the Company will defer presenting its analysis of stockholders’ equity in its quarterly report in Form 10-Q until its quarter ended March 31, 2019.

NOTE 4 – FACILITY ACQUISITIONS AND ASSETS HELD FOR SALE

Acquisitions

On January 1, 2018 we formed Beach Imaging Group, LLC (“Beach Imaging”) and contributed the operations of 24 imaging facilities spread across southern Los Angeles and Orange Counties. On the same day, MemorialCare Medical Foundation contributed $22.3 million in cash, $7.6 million in fixed assets, $7.4 million in equipment, and $6.8 million in goodwill. As a result of the transaction, the Company will retain a 60% controlling interest in Beach Imaging and MemorialCare Medical Foundation will retain a 40% noncontrolling interest in Beach Imaging.

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

On April 1, 2018 we completed our acquisition of certain assets of Women’s Imaging Specialists in Healthcare, consisting of a single multi-modality center located in the city of Fresno California, for purchase consideration of $5.1 million in cash. We have made a fair value determination of the acquired assets and approximately $635,800 of fixed assets and equipment, $143,000 in intangible covenants not to compete, $53,000 in intangible trade name, and $4.3 million in goodwill were recorded.

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

On September 1, 2018 we completed our acquisition of certain assets of Washington Heights Medical Management, LLC, consisting of a multi-modality imaging center located in New York, New York, for $3.3 million in cash. We have made an initial fair value determination of the acquired assets and approximately $43,000 security deposits, $650,000 of leasehold improvements, $254,000 of equipment, $50,000 in a covenant not to compete, and $2.3 million of goodwill were recorded.

Assets held for sale:

Effective January 1, 2018 we agreed to sell certain assets of four women’s imaging centers to MemorialCare Medical Foundation. The sale is anticipated within the next 12 months. The following table summarizes the major categories of assets which remain classified as held for sale in the accompanying condensed consolidated balance sheets at September 30, 2018 (in thousands):

Property and equipment, net	$1,440
Goodwill	1,059
Total assets held for sale	$2,499

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE AND CAPITAL LEASES

Revolving credit facility, notes payable, and capital lease obligations:

As of the nine months ended September 30, 2018 our debt obligations consist of the following (in thousands):

Notes payable, long-term debt, line of credit and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2018	2017

First Lien Term Loans	595,461	620,272

Discounts on first lien term loans	(15,951)	(18,470)

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	298	592

Equipment notes payable at interest rates ranging from 5.2% to 5.6%, due through 2020, collateralized by medical equipment	112	195

Obligations under capital leases at interest rates ranging from 3.7% to 9.3%, due through 2022, collateralized by medical and office equipment	6,420	6,538
Total debt obligations	586,340	609,127
Less: current portion	(33,376)	(34,090)
Long term portion debt obligations	$552,964	$575,037

Term Loans, Revolving Credit Facility and Financing Activity Information:

At September 30, 2018, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”). As of September 30, 2018, we were in compliance with all covenants under our credit facilities.

The balance of our First Lien Term Loans at September 30, 2018, net of unamortized discounts of $15.9 million, was $579.5 million.

Deferred financing costs at September 30, 2018, net of accumulated amortization, was $1.5 million and is specifically related to our Revolving Credit Facility.

We had no balance on our Revolving Credit Facility at September 30, 2018 but had reserved $6.3 million for certain letters of credit. The remaining $111.2 million of our revolving credit facility was available to draw upon as of September 30, 2018.

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

Pursuant to the Fifth Amendment, we also changed the interest rate margin applicable to borrowings under the First Lien Credit Agreement. While borrowings under the First Lien Credit Agreement continue to bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement) or a combination of both, at the election of the Company, plus an applicable margin. The applicable margin for Adjusted Eurodollar Rate borrowings and Base Rate borrowings was changed from 3.25% and 2.25%, respectively, to 3.75% and 2.75%, respectively, through an initial period which ended when financial reporting was delivered for the period ended September 30, 2017. Thereafter, the rates of the applicable margin for borrowing under the First Lien Credit Agreement adjust depending on our leverage ratio, according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At September 30, 2018 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.35% and 5.0%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.75% and 2.75%, respectively.

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

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of September 30, 2018, the interest rate payable on revolving loans was 7.75%. The letters of credit issued under the agreement totaled $6.3 million and the amount available to borrow under the Revolving Credit Facility was $111.2 million.

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

As of September 30, 2018, we had outstanding options to acquire 548,282 shares of our common stock, of which options to acquire 95,211 shares were exercisable. The following summarizes all of our option transactions for the nine months ended September 30, 2018:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2017	420,149	$6.82
Granted	133,133	10.05
Exercised	(5,000)	2.04
Balance, September 30, 2018	548,282	7.10	7.52	$4,360,813
Exercisable at September 30, 2018	95,211	4.51	4.24	1,003,378

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2018 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on September 30, 2018. Options exercised amounted to 5,000 shares during the nine months ended September 30, 2018. As of September 30, 2018, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.1 million which is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of September 30, 2018, we have issued a total of 5,457,620 RSA’s of which 286,754 were unvested at September 30, 2018. The following summarizes all unvested RSA’s activities during the nine months ended September 30, 2018:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2017	447,351		$6.17
Changes during the period
Granted	512,160		$10.30
Vested	(671,607)		$7.92
Forfeited or Cancelled	(1,150)		$6.00
RSA's unvested at September 30, 2018	286,754	0.64	$9.81

We determine the fair value of all RSA’s based on the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the nine months ended September 30, 2018 awards totaling 45,000 shares were granted.

Plan summary

In sum, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2018, we had issued 13,885,452 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 3,140,009 and 60,203 shares, respectively, there remain 3,314,760 shares available under the Restated Plan for future issuance.

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2018 we completed our acquisition of certain assets of Medical Arts Radiological Group, P.C. consisting of 10 multi-modality imaging centers located on Long Island, New York for purchase consideration of $61.6 million.

On November 1, 2018, we completed our acquisition of certain assets of Southern California Diagnostic Imaging, Inc., consisting of single multi-modality imaging center located in Santa Anna, CA for purchase consideration of $1.4 million.

On November 5, 2018, we completed our acquisition of certain assets of Arcadia Radiology Imaging Services, LLC consisting of 2 multi-modality imaging centers located in Arcadia, CA for purchase consideration of $3.8 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC) on March 19, 2018.

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

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2018, we operated directly or indirectly through joint ventures with hospitals, 305 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Facilities in operation	305	298
Net revenues (millions)	$717.9	$686.6

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. The Company’s total net revenues during the three and nine months ended September 30, 2018 and 2017 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Commercial insurance	$144,731	$140,956	$426,710	$424,639
Medicare	49,292	47,941	145,158	143,234
Medicaid	6,461	6,233	19,645	19,491
Workers' compensation/personal injury	9,002	8,626	26,407	26,550
Other (1)	8,066	7,557	23,216	24,205
Service fee revenue, net of contractual allowances and discounts	217,552	211,313	641,136	638,119
Provision for bad debts	–	(11,687)	–	(35,187)
Net service fee revenue	217,552	199,626	641,136	602,932
Revenue under capitation arrangements	24,596	27,981	76,799	83,702
Total net revenue	$242,148	$227,607	$717,935	$686,634

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

During the first quarter of 2018, unusually severe winter weather conditions in our northeastern and mid-Atlantic operations, which represent slightly over 50% of our total revenue, impacted significantly our operating results, and consequently our results for the nine months ended September 30, 2018. Based on our experience we do not believe that lost imaging slots in one quarter are made up later in the quarter or in subsequent quarters.

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

Facility acquisitions

On January 1, 2018 we formed Beach Imaging Group, LLC (“Beach Imaging”) and contributed the operations of 24 imaging facilities spread across southern Los Angeles and Orange Counties. On the same day, MemorialCare Medical Foundation contributed $22.3 million in cash and $15.0 million in assets, inclusive of 10 imaging facilities. As a result of the transaction, the Company will retain a 60% controlling interest in Beach Imaging and MemorialCare Medical Foundation will retain a 40% noncontrolling interest in Beach Imaging.

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

On September 1, 2018 we completed our acquisition of certain assets of Washington Heights Medical Management, LLC, consisting of a multi-modality imaging center located in New York, New York, for purchase consideration of $3.3 million in cash.

Formation of Joint Ventures

On April 12, 2018 we acquired a 25% economic interest in Nulogix, Inc. for $2.0 million. The Company and Nulogix will collaborate on projects to improve practices in the imaging industry.

The following table is a summary of our investment in joint ventures during the quarter ended September 30, 2018 (in thousands):

Balance as of December 31, 2017	$52,435
Equity in earnings in these joint ventures	9,547
Distribution of earnings	(21,783)
Equity contributions in existing and purchase of interest in joint ventures	2,000
Balance as of September 30, 2018	$42,199

We charged management service fees from the centers underlying these joint ventures of approximately $3.5 million and $3.3 million for the quarters ended September 30, 2018 and 2017, respectively and $10.6 million and $9.9 million for the nine months ended September 30, 2018 and 2017 respectively.

The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2018 and December 31, 2017 and income statement data for the nine months ended September 2018 and 2017 (in thousands):

Balance Sheet Data:	September 30, 2018	December 31, 2017
Current assets	$45,345	$47,813
Noncurrent assets	107,228	107,481
Current liabilities	(13,220)	(16,655)
Noncurrent liabilities	(65,686)	(42,072)
Total net assets	$73,667	$96,567

Book value of RadNet joint venture interests	$34,210	$45,935
Cost in excess of book value of acquired joint venture interests	7,989	6,500
Total value of Radnet joint venture interests	$42,199	$52,435

Total book value of other joint venture partner interests	$39,457	$50,632

Income statement data for the nine months ended September 30,	2018	2017
Net revenue	$136,413	$133,108
Net income	$20,271	$16,034

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

Revenues

On January 1, 2018, we adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

We applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, we will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $13.6 million as of January 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three and nine months ended September 30, 2018, and we do not expect it to have a material impact on its consolidated results of operations for the remainder of 2018 and on a prospective basis.

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

As part of the adoption of ASC 606, we elected two of the available practical expedients provided for in the standard. First, we did not adjust the transaction price for any financing components as those were deemed to be insignificant. Additionally, we expensed all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year.

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

Depreciation and Amortization of Long-Lived Assets

We depreciate our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets useful lives or the lease term of the facility for which these assets are associated. We estimate the economic useful lives of assets, other than leasehold improvements, to be between 3 and 15 years depending on the type of asset.

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

Valuation of Goodwill and Indefinite Lived Intangibles

Goodwill at September 30, 2018 totaled $274.4 million. Indefinite Lived Intangible Assets at September 30, 2018 totaled $8.0 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill and trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Management estimates the fair value of a reporting unit using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiary’s trade name carrying amount to its respective fair value. We tested both goodwill and trade name intangibles for impairment on October 1, 2017, noting no impairment, and have not identified any indicators of impairment through September 30, 2018.

Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. To evaluate the long-lived assets our management estimates the undiscounted future cash flows expected to be derived from the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2018.

Recent Accounting Standards

See Note 3 to our consolidated financial statements in this quarterly report.

Results of Operations

The following table sets forth, for the three and nine months ended September 30, 2018, the percentage that certain items in the statements of operations bears to total net revenue, and for the three and nine months ended September 30, 2017, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET REVENUE
Service fee revenue, net of contractual allowances and discounts		88.3%		88.4%
Provision for bad debts		-4.9%		-4.9%
Net service fee revenue		83.4%		83.5%
Revenue under capitation arrangements		11.7%		11.6%
Total net revenue	94.4%	95.1%	94.4%	95.1%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	81.3%	82.7%	83.4%	83.4%
Depreciation and amortization	6.8%	7.1%	7.0%	7.0%
Loss on sale and disposal of equipment	-0.1%	0.2%	-0.3%	0.1%
Severance costs	0.0%	0.5%	0.1%	0.2%
Total operating expenses	88.0%	90.6%	90.3%	90.7%

INCOME FROM OPERATIONS	6.4%	4.5%	4.1%	4.4%

OTHER INCOME AND EXPENSES
Interest expense	4.2%	4.2%	4.1%	4.2%
Meaningful use incentive	0.0%	0.0%	0.0%	0.0%
Equity in earnings of joint ventures	-1.1%	-1.4%	-1.3%	-1.2%
Gain on sale of imaging centers	0.0%	-0.4%	0.0%	-0.4%
Other expenses	0.0%	0.0%	0.0%	0.0%
Total other expenses	3.1%	2.4%	2.9%	2.6%

INCOME BEFORE INCOME TAXES	3.3%	2.1%	1.2%	1.8%
Provision for income taxes	-1.1%	-0.5%	-0.4%	-0.6%
NET INCOME	2.2%	1.6%	0.9%	1.2%
Net income attributable to noncontrolling interests	0.3%	0.3%	0.5%	0.2%

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	2.0%	1.3%	0.4%	1.0%

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Total Net Revenue

Total net revenue for the three months ended September 30, 2018 was $242.1 million compared to $227.6 million for the three months ended September 30, 2017, an increase of $14.5 million or 6.4%.

Total net revenue, limited to centers which were in operation throughout the third quarters of 2018 and 2017, increased $5.6 million, or 2.5%.This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2017. For the three months ended September 30, 2018, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was $16.6 million. For the three months ended September 30, 2017, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was $7.7 million.

Operating Expenses

Cost of operations for the three months ended September 30, 2018 increased approximately $10.4 million, or 5.3%, from $198.1 million for the three months ended September 30, 2017 to $208.5 million for the three months ended September 30, 2018. The following table sets forth our cost of operations and total operating expenses for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017

Salaries and professional reading fees, excluding stock-based compensation	$132,272	$121,785
Stock-based compensation	1,667	1,528
Building and equipment rental	22,162	20,249
Medical supplies	11,410	11,627
Other operating expenses *	41,000	42,920
Cost of operations	208,511	198,109

Depreciation and amortization	17,480	17,053
Loss on sale and disposal of equipment	(373)	420
Severance costs	82	1,186
Total operating expenses	$225,700	$216,768

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $10.5 million, or 8.6%, to $132.3 million for the three months ended September 30, 2018 compared to $121.8 million for the three months ended September 30, 2017.

Salaries and professional reading fees, when involving only those centers which were in operation throughout the third quarters of both 2018 and 2017, increased $7.2 million, or 6.1%. 1.2% of the total increase related to physician staffing while the remaining 4.9% was attributable to a non-physician staffing ramp up in our operations which happened over the second through fourth quarters of 2017. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2017. For the three months ended September 30, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was $7.4 million. For the three months ended September 30, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was $4.1 million.

Stock-based compensation

Stock-based compensation increased $139,000, or 9.1%, to approximately $1.7 million for the three months ended September 30, 2018 compared to $1.5 million for the three months ended September 30, 2017. This increase was driven by the higher fair value of RSA’s awarded and vested in the three month period ending September 30, 2017 as compared to RSA’s awarded and vested in the same period in 2017. See Note 6 to the condensed consolidated financial statements contained herein.

Building and equipment rental

Building and equipment rental expenses increased $1.9 million or 9.5%, to $22.2 million for the three months ended September 30, 2018 compared to $20.2 million for the three months ended September 30, 2017.

Building and equipment rental expenses, limited to only those centers which were in operation throughout the third quarters of both 2018 and 2017, increased $183,000, or 0.9%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2018. For the three months ended September 30, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was approximately $2.3 million. For the three months ended September 30, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was approximately $574,000.

Medical supplies

Medical supplies expense decreased $217,000, or 1.9%, to $11.4 million for the three months ended September 30, 2018 compared to $11.6 million for the three months ended September 30, 2017.

Medical supplies expenses, including only those centers which were in operation throughout the third quarters of both 2018 and 2017, increased $1.0 million, or 10.9%. The 10.9% increase was precipitated by a rise in volumes in advanced modality procedures experienced in the second quarter of 2018 that extended medical supply purchases into the third quarter; however vendor volume rebates, which resulted in reduced medical supply expenses in the second quarter of 2018, were not received in the third quarter of 2018. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2017. For the three months ended September 30, 2018, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was $1.0 million. For the three months ended September 30, 2017, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was $2.2 million.

Other operating expenses

Other operating expenses decreased $1.9 million, or 4.5%, to $41.0 million for the three months ended September 30, 2018 compared to $42.9 million for the three months ended September 30, 2017.

Other operating expenses, limited to only those centers which were in operation throughout the third quarters of both 2018 and 2017, decreased $2.2 million, or 5.3%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2017. For the three months ended September 30, 2018, other operating expense from centers that were acquired or divested subsequent July 1, 2017 and excluded from the above comparison was $1.7 million. For the three months ended September 30, 2017, other operating expenses from centers that were acquired or divested subsequent to July 1, 2017 and exclude

Depreciation and amortization

Depreciation and amortization increased $427,000, or 2.5%, to $17.4 million for the three months ended September 30, 2018 compared to $17.1 million for the three months ended September 30, 2017.

Depreciation and amortization, limited to only those centers which were in operation throughout the third quarters of both 2017 and 2017, decreased $737,000, or 4.4%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2017. For the three months ended September 30, 2018, depreciation expense from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was $1.5 million. For the three months ended September 30, 2017, depreciation expense from centers that were acquired or divested subsequent to July 1, 2017 and excluded from the above comparison was $409,000.

Gain on sale and disposal of equipment

We recorded a gain on sale of equipment of approximately $373,000 for the three months ended September 30, 2018 and a loss on disposal of equipment of approximately $420,000 for the three months ended September 30, 2017.

Severance Costs

We incurred severance expenses of $82,000 for the three months ended September 30, 2018 and severance expenses of $1.2 million for the three months ended September 30, 2017 related to disposition activities within the third quarter of 2017.

Interest expense

Interest expense for the three months ended September 30, 2018 increased approximately $494,000, or 4.9%, to $10.7 million for the three months ended September 30, 2018 compared to $10.2 million for the three months ended September 30, 2017. Interest expense for the three months ended September 30, 2018 included $977,000 of combined non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash items. Interest expense for the three months ended September 30, 2017 included $877,000 of combined non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash items. Excluding these non-cash amounts for each period, interest expense increased approximately $395,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Substantially all of this increase was due to a rise in interest rates on our senior credit facilities seen in the third quarter of 2018 over the same period in 2017. See “Liquidity and Capital Resources” below for more details on our credit facilities.

Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2018, we recognized equity in earnings from unconsolidated joint ventures of $2.8 million against $3.5 million earned over the same period ended September 30, 2017, a decrease of $628,000 or 18.2%, which stemmed from our investments in non imaging businesses.

Gain on sale of imaging centers and medical practice

We recorded a gain on sale of a breast oncology practice of $845,000 for the three months ended September 30, 2017.

Provision for income taxes

We had an income tax expense for the three months ended September 30, 2018 of $2.8 million or 32.9% of income before income taxes, compared to the three months ended September 30, 2017 with an income tax expense of $1.1 million or 22.4% of the income before income taxes. The income tax rates for the three months ended September 30, 2018 diverge from the federal statutory rate primarily due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustments associated with uncertain tax positions.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Total Net Revenue

Total net revenue for the nine months ended September 30, 2018 was $717.9 million compared to $686.6 million for the nine months ended September 30, 2017, an increase of $31.3 million or 4.6%.

Total net revenue, limited to centers which were in operation throughout the first three quarters of 2018 and 2017, increased $15.2 million, or 2.3%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2017. For the nine months ended September 30, 2018, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $50.4 million. For the nine months ended September 30, 2017, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $34.3 million.

Operating Expenses

Cost of operations for the nine months ended September 30, 2018 increased approximately $32.0 million, or 5.3%, from $602.2 million for the nine months ended September 30, 2017 to $634.2 million for the nine months ended September 30, 2018. The following table sets forth our cost of operations and total operating expenses for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017

Salaries and professional reading fees, excluding stock-based compensation	$400,435	$365,108
Stock-based compensation	6,557	5,842
Building and equipment rental	65,393	59,059
Medical supplies	29,193	37,796
Other operating expenses *	132,622	134,369
Cost of operations	634,200	602,174

Depreciation and amortization	53,422	50,319
Loss on sale and disposal of equipment	(2,204)	828
Severance costs	1,087	1,566
Total operating expenses	$686,505	$654,887

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $35.3 million, or 9.7%, to $400.4 million for the nine months ended September 30, 2018 compared to $365.1 million for the nine months ended September 30, 2017.

Salaries and professional reading fees, limited to those centers which were in operation throughout the first three quarters of both 2018 and 2017, increased $28.7 million or 8.3%. 1.1% of the total increase related to physician staffing while the remaining 7.2% was attributable to a non-physician staffing ramp up in operations which happened over the second through fourth quarters of 2017. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the nine months ended September 30, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $24.8 million. For the nine months ended September 30, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was approximately $18.2 million.

Stock-based compensation

Stock-based compensation increased $715,000, or 12.2%, to approximately $6.6 million for the nine months ended September 30, 2018 compared to $5.8 million for the nine months ended September 30, 2017. This increase was driven by the higher fair value of RSA’s awarded and vested in the first nine months of 2018 as compared to RSA’s awarded and vested in the same period in 2017.

Building and equipment rental

Building and equipment rental expenses increased $6.3 million or 10.7%, to $65.4 million for the nine months ended September 30, 2018 compared to $59.1 million for the nine months ended September 30, 2017.

Building and equipment rental expenses, including only those centers which were in operation throughout the first three quarters of both 2018 and 2017, increased $1.9 million, or 3.4%, mainly related to additional leases for supplemental radiology and computer equipment in support of imaging center operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the nine months ended September 30, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $6.9 million. For the nine months ended September 30, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was also $2.5 million.

Medical supplies

Medical supplies expense decreased $8.6 million, or 22.8%, to $29.2 million for the nine months ended September 30, 2018 compared to $37.8 million for the nine months ended September 30, 2017.

Medical supplies expenses, including only those centers which were in operation throughout the first three quarters of both 2018 and 2017, decreased $84,000, or 0.3%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the nine months ended September 30, 2018, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $2.5 million. For the nine months ended September 30, 2017, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $11.0 million.

Other operating expenses

Other operating expenses decreased $1.7 million, or 1.3%, to $132.6 million for the nine months ended September 30, 2018 compared to $134.4 million for the nine months ended September 30, 2017.

Other operating expenses, limited to centers which were in operation throughout the first three quarters of both 2018 and 2017, decreased $4.3 million, or 3.4%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the nine months ended September 30, 2018, other operating expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $8.6 million. For the nine months ended September 30, 2017, other operating expense from centers that were acquired or divested subsequent to January 1, 2017 was $6.0 million.

Depreciation and amortization

Depreciation and amortization increased $3.1 million, or 6.2%, to $53.4 million for the nine months ended September 30, 2018 compared to $50.3 million for the nine months ended September 30, 2017.

Depreciation and amortization, including only those centers which were in operation throughout the first three quarters of both 2018 and 2017, decreased $134,000, or 0.3%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the nine months ended September 30, 2018, depreciation expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $4.4 million. For the nine months ended September 30, 2017, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $1.1 million.

Gain on sale and disposal of equipment

We recorded a gain on sale of equipment of approximately $2.2 million for the nine months ended September 30, 2017 and a loss on disposal of equipment of approximately $828,000 for the nine months ended September 30, 2017.

Severance Costs

We incurred severance expenses of $1.1 million for the nine months ended September 30, 2018 and $1.6 million for the nine months ended September 30, 2017 mostly related to disposition activities within the third quarter of 2017.

Interest expense

Interest expense for the nine months ended September 30, 2018 increased approximately $631,000, or 2.1%, to $31.3 million for the nine months ended September 30, 2018 compared to $30.7 million for the nine months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018 included $2.9 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash interest. Interest expense for the nine months ended September 30, 2017 included $2.5 million of combined non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash interest. Excluding these non-cash amounts for each period, interest expense increased approximately $228,000, or 0.8% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. See “Liquidity and Capital Resources” below for more details on our credit facilities.

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2018 we recognized equity in earnings from unconsolidated joint ventures of $9.5 million versus $8.4 million for the nine months ended September 30, 2017, an increase of $1.2 million or 14.0%.

Gain on sale of imaging centers and medical practice

We recognized a gain on the sale of 5 wholly owned imaging centers in Rhode Island and 3 oncology practices in the amount of $3.1 million for the nine months ended September 30, 2017.

Provision for income taxes

We had a tax provision for the nine months ended September 30, 2018 of $2.8 million or 29.5% of income before income taxes, compared to a tax provision for the nine months ended September 30, 2017 of $4.2 million or 32.7% of income before income taxes. The income tax rates for the nine months ended September 30, 2018 diverge from the federal statutory rate primarily due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustments associated with uncertain tax positions.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and excluding losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishments, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income attributable to RadNet, Inc. common stockholders	$5,039	$3,226	$3,107	$7,326
Plus provision for income taxes	2,827	1,112	2,835	4,177
Plus other expenses	7	4	13	14
Less gain on sale of imaging centers	–	(845)	–	(3,146)
Plus expenses of divested/closed operations	–	1,986	–	3,186
Plus Transaction costs - EmblemHealth/ACP	681	–	681	–
Plus interest expense	10,663	10,169	31,343	30,712
Plus severance costs	82	1,186	1,087	1,566
Less (gain)/plus loss on sale and disposal of equipment	(373)	420	(2,204)	828
Plus depreciation and amortization	17,480	17,053	53,422	50,319
Plus refinancing fees	–	235	–	235
Plus reimbursable legal expenses	–	–	–	723
Plus gain on sale of equipment attributable to noncontrolling interest	–	–	440	–
Plus non-cash employee stock-based compensation	1,667	1,528	6,557	5,842
Adjusted EBITDA	$38,073	$36,074	$97,281	$101,782

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of September 30, 2018 and December 31, 2017 and income statement data for the nine months ended September 2018 and 2017 (in thousands):

Balance Sheet Data:	September 30, 2018	December 31, 2017
Cash and cash equivalents	$27,227	$51,322
Accounts receivable	156,401	155,518
Working capital	23,623	43,745
Stockholders' equity	94,302	61,560

Income statement data for the three months ended September 30,	2018	2017
Total net revenue	$242,148	$227,607
Net income attributable to RadNet common stockholders	5,039	3,226

Income statement data for the nine months ended September 30,
Total net revenue	$717,935	$686,634
Net income attributable to RadNet common stockholders	3,107	7,326

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

Sources and Uses of Cash

Cash provided by operating activities was $87.9 million and $75.6 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Cash used in investing activities was $81.6 million and $65.8 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, we purchased property and equipment for approximately $62.6 million, acquired imaging facilities for $17.4 million, made equity investments at fair value of $2.2 million and an equity contribution to a new joint venture of $2.0 million. In addition, we received proceeds from the sale of equipment of $2.6 million.

Cash used in financing activities was $30.3 million and $22.0 million for the nine months ended September 30, 2018 and 2017, respectively. The cash used in financing activities for the nine months ended September 30, 2018, mainly was due to principal payments on our $603.7 million face value term loans and pay down of $4.4 million on equipment notes and capital leases.

On June 30, 2018, we entered into a factoring arrangement with a third party and sold certain accounts receivable under a non-recourse agreement. The amount factored under this agreement was $10.5 million and the cost of factoring was approximately $440,000. Proceeds will be received as a combination of cash and payments on a note receivable through August of 2020 bearing an annual rate of 4%. We have received approximately $1.3 million in principal proceeds under this arrangement as of September 30, 2018.

Senior Secured Credit Facilities

At September 30, 2018, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Revolving Credit Facility”). As of September 30, 2018, we were in compliance with all covenants under our credit facilities.

The balance of our First Lien Term Loans at September 30, 2018, net of unamortized discounts of $15.9 million, was $579.5 million.

Deferred financing costs at September 30, 2018, net of accumulated amortization, was $1.5 million and is specifically related to the Company’s line of credit.

We had no balance on our Revolving Credit Facility at September 30, 2018 but had reserved $6.3 million for certain letters of credit. The remaining $111.2 million of our revolving credit facility was available to draw upon as of September 30, 2018.

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

At September 30, 2018 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.35% and 5.0%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was at 3.75% and 2.75%, respectively.

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

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of September 30, 2018, the interest rate payable on revolving loans was 7.75%. The letters of credit issued under the agreement totaled $6.3 million and the amount available to borrow under the Revolving Credit Facility was $111.2 million.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk: We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2018, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $35,000 in operating expenses.

Interest Rate Sensitivity: We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. Accordingly, our interest expense and consequently, our earnings, are affected by changes in short term interest rates. However due to our purchase of caps, described below, the effects of interest rate changes are limited.

At September 30, 2018, we had $595.5 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At September 30, 2018, the company elected 3 month LIBOR rate was 2.35%. The 2016 Caps are designed to provide a hedge against interest rate increases. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps. See Note 2 to the consolidated financial statements contained herein.

At September 30, 2018, $595.5 million of First Lien Term Loans are subject to LIBOR rate sensitivity. A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the rates experienced in 2018 would, after considering the effects of the 2016 Caps, result in an increase of $955,000 in annual interest expense and a corresponding decrease in income before taxes.  At September 30, 2018, an additional $8.2 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $82,000 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, our management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 because deficiencies in the operating effectiveness of several information technology dependent manual controls related to the revenue and accounts receivable process caused a material weakness in our internal control over financial reporting as described in more detail below.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of September 30, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2018 because of the material weakness described below.

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

Management concluded that our internal controls over financial reporting were not effective as of September 30, 2018 because the following control deficiency related to the Company’s revenue and accounts receivable process identified in the years ended December 31, 2015 and 2016 has not been remediated and therefore a material weakness continues to be present in the Company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, management did not identify any change in internal control over financial reporting occurring during the quarter ended September 30, 2018 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RADNET, INC.
(Registrant)

Date: November 9, 2018	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

