Form 10-K
period 2018-12-31
RadNet, Inc.
filed 2019-03-18
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $664,338,846 on June 30, 2018 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2018.
The number of shares of the registrant’s common stock outstanding on March 12, 2019, was 50,071,479.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

1

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

Business Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2018, we operated directly or indirectly through joint ventures with hospitals, 344 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop leading positions in regional markets in order to leverage operational efficiencies. Our scale and density within selected geographies provide close, long-term relationships with key payors, radiology groups and referring physicians. Each of our center-level and regional operations teams is responsible for managing relationships with local physicians and payors, meeting our standards of patient service and maintaining profitability. We provide training programs, standardized policies and procedures and sharing of best practices among the physicians in our regional networks. Since December 2015 we have been engaged in a multi-year strategic relationship with Imaging Advantage LLC (“IA”) through which we collaborate in developing business models for radiology services. As part of our arrangement, we contract with IA for 103 radiologist physicians to provide services at our facilities.

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

We have also assembled an industry leading team of software developers, based out of Prince Edward Island, Canada, to create a workflow solution known as Radiology Information Systems (“RIS”) which RadNet employs as our front desk patient tracking system. All 25 members of this Canadian based team have significant software development expertise in radiology, and together with eRAD and its PACS technology, are creating fully integrated solutions to manage all aspects of RadNet’s internal information needs.

Through our joint commission accredited teleradiology business, Imaging On Call, LLC, located in Fishkill, New York, we provide interpretation services to approximately 36 hospitals and hospital-based radiology groups with a staff of 32 radiologists.

References to “RadNet,” “we,” “us,” “our” or the “Company” in this report refer to RadNet, Inc., its subsidiaries and affiliated entities. See “Management’s Discussion and Analysis and Results of Operations—Overview.”

Available Information

All reports we file with the Securities and Exchange Commission are available free of charge via EDGAR through the SEC website at www.sec.gov. We also maintain a website at www.radnet.com where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after the material is electronically filed with the Securities and Exchange Commission. References to our website in this report are provided as a convenience and the information contained on, or otherwise accessible through, the website is not incorporated by reference into, nor does it form a part of this annual report on Form 10-K or any other document that we file with the Securities and Exchange Commission.

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

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord, abdomen, heart and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. A typical MRI examination takes from 20 to 45 minutes. MRI systems are designed as either open or closed and have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2018, we had 273 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. As of December 31, 2018, we had 162 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2018, we had 59 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2018, we had 53 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2018, we had 308 X-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2018, we had 632 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2018, we had 289 mammography systems in operation.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2018, we had 117 fluoroscopy systems in operation.

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

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2018, we operated 344 centers in California, Delaware, Florida, Maryland, New Jersey, and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. In 2018, we received approximately 56% of our net service revenue from commercial insurance payors, 11% from managed care capitated payors, 20% from Medicare and 3% from Medicaid. No single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2018.

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

As of December 31, 2018, BRMG and the NY Groups (defined below) employed or contracted for 130 full-time and 25 part-time radiologists. In addition to our BRMG staff, we contract 103 full-time physicians through our strategic relationship with Imaging Advantage LLC. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2018, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•
The agreement expires on January 1, 2024. The agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2018, he owned indirectly 99% of the equity interests of BRMG.

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

We contract with six medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York (the "NY Groups"). These contracts are similar to our contract with BRMG. Four of these groups are owned by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr. Berger owns a controlling interest in two of these medical groups which provide professional medical services at one of our Manhattan facilities.

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

Payors
The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Service Fee Revenue
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Commercial Insurance (1)	56%	62%	61%
Managed Care Capitated Payors	11%	12%	12%
Medicare& Medicaid	22%	24%	24%

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

Facilities

We operate fixed-site, freestanding outpatient diagnostic imaging facilities comprising 146 in California, 12 in Delaware, 3 in Florida, 58 in Maryland, 20 in New Jersey, and 105 in New York. We lease the premises at which these facilities are located.

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

The following table sets forth the number of our facilities operated directly or through joint ventures for each year during the five-year period ended December 31, 2018:

	Years Ended December 31,
	2014	2015	2016	2017	2018
Total facilities owned or managed (at beginning of the year)	250	259	300	305	297
Facilities added by:
Acquisition	22	43	10	8	31
Internal development	—	1	8	4	29
Facilities closed or sold	(13)	(3)	(13)	(20)	(13)
Total facilities owned (at year end)	259	300	305	297	344

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2018, the quantity of principal diagnostic equipment available at our facilities operated directly or through joint ventures, by state:

Equipment Count
	CT	Mammo	MRI	Open/MRI	NucMed	PET/CT	Fluoroscopy	Ultrasound	XRAY	Total
California	62	110	88	23	22	26	56	257	120	764
Delaware	7	7	8	—	2	—	2	17	9	52
Flordia	2	3	2	—	2	1	1	5	2	18
Maryland	37	61	57	6	14	13	20	130	66	404
New Jersey	14	18	17	5	2	3	6	29	18	112
New York	40	90	60	7	11	16	32	194	93	543
Total	162	289	232	41	53	59	117	632	308	1,893

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

We have developed our own Radiology Information System (RIS) through our team of software development engineers, which is used as our front desk patient tracing system, and began running this internally developed system in the first quarter of 2015.

Personnel

At December 31, 2018, we had a total of 5,706 full-time, 636 part-time and 1,527 per diem employees, including those employed by BRMG and NY Groups. These numbers include 130 full-time and 25 part-time physicians and 1,886 full-time, 424 part-time and 1,035 per-diem technologists. In addition to our company personnel, we contract 103 full-time physicians through our strategic relationship with Imaging Advantage LLC.

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

Sales and Marketing

At December 31, 2018, our California sales and marketing team consisted of three directors of marketing and 43 customer service representatives, while our eastern marketing team consisted of sixteen directors of marketing and 112 customer service representatives. Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs, each of which are described below:

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

Sports Marketing Program

RadNet Inc. has a sports marketing division. Via our west coast operations, we provide diagnostic digital X-ray services for the Los Angeles Lakers, Clippers, Kings and Sparks at the Staples Center. X-ray is performed at the Coliseum for the University of Southern California Trojans and the Los Angeles Rams football teams. In exchange for these services, each team provides RadNet with season tickets, parking and advertising space in the program book. The contract lengths vary from yearly for the Los Angeles Lakers, Clippers and Sparks to three for the Los Angeles Rams and five for the Los Angeles Kings and University of Southern California Trojans. RadNet also provides radiology services at many of our imaging centers for the Los Angeles Angels, Anaheim Ducks, and the Oakland Athletics organizations.

Through our east coast operations, we have entered into sponsorship agreements with the Baltimore Ravens of the National Football League and the Baltimore Orioles of Major League Baseball which permits us to state we are the imaging partner to each organization. The sponsorship agreement with the Ravens lasts through 2019 and the Orioles through 2020.

Suppliers

Historically, we have acquired our diagnostic imaging equipment from large suppliers such as GE Medical Systems, Inc., Hologic, Hitachi, Phillips, Siemens and others, and we purchase medical supplies from various national vendors. We believe that we have excellent working relationships with all of our major vendors. There are several comparable vendors for our supplies that would be available to us if one of our current vendors becomes unavailable.

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2018, capital lease minimum payment obligations, excluding interest, totaled approximately $12.1 million through 2022, including current payment installments totaling approximately $5.6 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2018, approximately 20% of our net service revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

On November 8, 2016, Donald Trump was elected President of the United States. President Trump has repeatedly signaled his intent to repeal and replace the PPACA and members of the Republican Party in Congress have also advocated the repeal or modification of the PPACA. On January 20, 2017, President Trump signed an “Executive Order Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” (the “PPACA Executive Order”). Under the PPACA Executive Order it is the policy of the Trump Administration to seek prompt repeal of the PPACA.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”)). Among numerous changes to the tax code, the TCJA repealed the individual mandate tax penalty (the “Individual Mandate”), a PPACA provision that required individuals to pay additional taxes if he or she was uninsured during the year.

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

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 141 of our 146 California facilities. Professional medical services are provided at our other facilities through management contracts with IA, the NY Groups, and other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2024, with automatic renewals for 10-year periods, and our management agreements with other groups are also for multiple years, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

For the year ended December 31, 2018, we derived approximately 10.9% of our total net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

Changes in the method or rates of third-party reimbursement could have a negative impact on our results

From time to time, changes designed to contain healthcare costs have been implemented, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business.

On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act (H.R. 2), which provides for sweeping changes to how Medicare pays physicians. H.R. 2, among other things, repealed the Sustainable Growth Rate (SGR) formula. The SGR formula was enacted in 1997 and was linked to the growth in the U.S. gross domestic product, which led Congress to repeatedly intervene to mitigate the negative reimbursement impact associated with it. H.R. 2 provides that for services paid under the physician fee schedule and furnished during calendar years 2016 through 2019, Medicare’s payment rates will increase by 0.5% per year over calendar year 2015. Fees will remain at the 2019 level through 2025, but providers have the ability to participate in the Quality Payment Program (“QPP”) and have the opportunity for additional payments. Under one track, incentive payments will be based upon participating in an innovative payment model (e.g., participating in the Medicare Shared Savings Program), and under the other track, incentive payments will be based upon quality, resource use, clinical practice improvement activities and meaningful use of electronic health record technology. Given that the QPP remains under CMS’ continued development, we cannot determine the impact of such payments models on our business at this time. However, in general, shifting to value-based care may decrease our revenue and require us to invest heavily in new IT infrastructure and analytic tools.

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

We had income before taxes of $38.5 million, $26.4 million, and $12.4 million for the years ended December 31, 2018, 2017, and 2016 respectively. As of December 31, 2018, our equity was $200.3 million. As a whole, results have shown improvement over the past three years. However, if we cannot continue to generate income in sufficient amounts, we will not be able to pay our obligations as they become due, which could adversely impact our business, financial condition and results of operations.

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

We may be required to recognize an impairment of our goodwill or other indefinite-lived intangible assets, which could have an adverse effect on our financial position and results of operations.

We recognized an impairments of goodwill and trade name in our Imaging On Call reporting unit in the amount of $3.9 million for the year ended December 31, 2018. We are required to perform impairment tests for goodwill and other indefinite-lived intangible assets annually and whenever events or circumstances indicate that it is more likely than not that impairment exists or that the carrying amounts of the assets may not be recoverable. A decline in the Company's operating results, future forecasted cash flows and other assumptions could impact our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived assets, which could adversely affect our financial position and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2018, our total combined indebtedness of term loans, capital leases and notes payable, excluding discount on term loan debt, was $687.4 million. Term loan indebtedness, excluding related discount, was $646.4 million of which $587.2 million constituted Barclays first lien term loans and the SunTrust term loan of $59.3 million. Our substantial indebtedness could also:

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2018, approximately 20% and 3% of our net service fee revenue came from Medicare and various state Medicaid programs, respectively. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. Credentialing of physicians is required by our payors prior to commencing payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

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

146 of our 344 facilities are located in California and for the year ended December 31, 2018, one to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medical program out of the 3% of total revenues derived from state Medicare programs. California has historically experienced delays in the adoption of its state budget which has resulted in delayed payments to vendors. To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 146 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Several of our facilities are located in areas of Florida and the east coast that have suffered from hurricanes and other harsh weather, including winter snow storms that have in the past caused us to close our facilities. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2017 through December 31, 2018, the trading price of our common stock fluctuated from a high of $16.54 per share to a low of $5.25 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

We operate 146 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 12 in Delaware, 3 in Florida, 58 in Maryland, 20 in New Jersey, and 105 in New York.

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, and approximately 21,500 square feet is occupied under these leases, which including options, expire June 30, 2037. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2028. In addition, we lease approximately 52,000 square feet of warehouse space under leases nationwide, which expire at various dates, including options, through December 2038. As of December 31, 2018, total square footage under lease, including medical office, administrative and storage locations was approximately 2.4 million square feet.

We lease the premises at which these facilities are located and do not have options to purchase the facilities we rent. Our most common initial term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 35 years at the facilities we lease. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Rental increases can range from 1% to 7% on an annual basis, depending on the location and market conditions where we do business.

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

Holders

As of March 12, 2019, the number of holders of record of our common stock was 1,083. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that the number of beneficial owners of our common stock is approximately 5,000.

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

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2019 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2013 to 2018 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2013 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2018. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/31/14	12/31/15	12/30/16	12/29/17	12/31/18
RadNet, Inc.	411.38	-27.63	4.37	56.59	0.69
S&P 500 Index	13.69	1.38	11.96	21.83	-4.38
S&P Health Care Sector	25.34	6.89	-2.69	22.08	6.47

	Base	INDEXED RETURNS Years Ending
	Period
Company / Index	12/31/13	12/31/14	12/31/15	12/30/16	12/29/17	12/31/18
RadNet, Inc.	100	511.38	370.06	386.23	604.79	608.98
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
S&P Health Care Sector	100	125.34	133.97	130.37	159.15	169.44

Recent Sales of Unregistered Securities

On October 1, 2018, we issued 531,000 shares of our common stock to the sellers of Medical Arts Radiology as part of the purchase price for the acquisition of 10 multi–modality imaging centers. The aggregate purchase price was $62.3 million; the shares were ascribed a value of $8.0 million. The shares were issued pursuant to the private placement exemption contained in Section 4(a)(2) of the Securities Act.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data set forth below as of December 31, 2016, 2015 and 2014, are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$975,146	$922,186	$884,535	$809,628	$717,569
Operating expenses:
Cost of operations, excluding depreciation and amortization	867,547	802,377	775,801	708,289	602,652
Depreciation and amortization	72,899	66,796	66,610	60,611	59,258
(Gain) loss on sale and disposal of equipment, net	(2,054)	1,142	767	866	1,113
Gain on sale of imaging center and medical practice	—	(3,146)	0	(5,434)	—
Gain on re-measurement of pre-existing interest	(39,539)	—	—	—	—
Gain on return of common stock	—	—	(5,032)	—	—
Meaningful use incentive	—	(250)	(2,808)	(3,270)	(2,034)
Loss on extinguishment of debt	—	—	—	—	15,927
Loss on impairment	3,937	—	—	—	—
Net income attributable to RadNet common stockholders	32,243	53	7,230	7,709	1,376

Basic income per share attributable to RadNet common stockholders	0.67	—	0.16	0.18	0.03

Diluted income per share attributable to RadNet common stockholders	0.66	—	0.15	0.17	0.03

Balance Sheet Data:

Cash and cash equivalents	$10,389	$51,322	$20,638	$446	$307
Total assets	1,109,330	868,979	849,476	836,427	740,680
Total long-term liabilities	669,560	607,448	642,082	643,007	599,708
Total liabilities	909,077	799,054	797,423	799,966	732,982
Working capital	(30,827)	43,745	62,573	72,410	58,746
Equity	200,253	69,925	52,053	36,461	7,698

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2018, we operated directly or indirectly through joint ventures, 344 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients.

Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The following table shows the number of systems that we had in operation as of the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
MRI	273	257	257
CT	162	152	157
PET/CT	59	49	47
Mammography	289	261	279
Ultrasound	632	614	551
X-ray	308	285	272
Nuclear Medicine	53	52	48
Fluoroscopy	117	102	104
Total equipment	1,893	1,772	1,715

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation at year end and revenues for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Facilities in operation	344	297	305
Net revenues (millions)	$975.1	$922.2	$884.5

During 2018 we deepened our influence in established territories through targeted expansions in California and New York. In Central California, we augmented our presence in the San Joaquin valley with acquisitions in the cities of Fresno and Clovis and are now a leading imaging operator in the greater Fresno, California area. In Southern California we formed the regions largest imaging network, a 34 outpatient imaging center venture with MemorialCare, spanning across Orange County, Long Beach, the South Bay and other cities in Southern Los Angeles County.  In New York, we entered into a capitation arrangement with EmblemHealth to provide diagnostic imaging services and assumed responsibility for imaging operations in 26 locations. To expand and upgrade these services, we entered into the Long Island, New York market and acquired 10 additional centers.

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

	Years Ended December 31,
	2018	2017	2016
Commercial insurance	$542,011	$534,224	$515,150
Medicare	192,881	179,678	173,262
Medicaid	25,615	24,133	23,272
Workers' compensation/personal injury	34,193	32,969	31,791
Other patient revenue	25,117	29,882	28,815
Management fee revenue	13,882	13,127	11,868
Imaging on call and software	16,261	18,116	19,462
Other	18,781	25,049	17,967
Service fee revenue, net of contractual allowances and discounts	868,741	857,178	821,587
Provision for bad debts		(46,555)	(45,387)
Net service fee revenue	868,741	810,623	776,200
Revenue under capitation arrangements	106,405	111,563	108,335
Total net revenue	$975,146	$922,186	$884,535

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

Facility Acquisitions, and Formation of Joint Ventures

Facility acquisitions

On December 3, 2018 we completed our acquisition of certain assets of Orange County Diagnostics Imaging Center consisting of five multi-modality imaging centers located in Orange County, California for purchase consideration of $6.6 million. We have made a preliminary fair valuation determination of the acquired assets and approximately $23,000 of current assets, $69,000 of other assets, $2.8 million of leaseholds and equipment, a $50,000 of covenant not to compete, and $3.6 million of goodwill were recorded.

On November 5, 2018 we completed our acquisition of certain assets of Arcadia Radiology Imaging consisting of one multi-modality imaging center and one women’s center located in Arcadia, California for purchase consideration of $3.8 million. We have made a fair value determination of the acquired assets and approximately $20,000 of other assets, $819,000 of leaseholds, $80,000 equipment, $300,000 in covenants not to compete, and $2.6 million of goodwill were recorded.

On November 1, 2018 we completed our acquisition of certain assets of Southern California Diagnostic Imaging consisting of a multi-modality imaging center located in Santa Ana, California for purchase consideration of $1.4 million. We have made a fair value determination of the acquired assets and approximately $18,000 of other assets, $1.2 million of leasehold improvements, $110,000 of equipment, $50,000 of covenants not to compete, and $41,000 of goodwill were recorded.

On October 1, 2018 we completed an step-up acquisition of New Jersey Imaging Network, formerly a joint venture, consisting of eighteen multi-modality imaging centers located throughout the state of New Jersey for no consideration. The change in control was effective upon the execution of an Irrevocable Proxy Agreement with the joint venture partner and third amendment of the operating agreement, which provided RadNet with the ability to make unanimous operating decisions. We have made a fair value determination of the acquired net assets and approximately $11.6 million of net working capital, 235,000 of other assets, $34.4 million of property and equipment, $582,000 of trade name, $106.1 million of goodwill, $1.0 million in net unfavorable lease contracts, $5.2 million of assumed equipment debt, and $60.0 million of assumed bank debt were recorded. We also made a fair value determination of our 49% interest in the business of approximately $42.5 million. The step-up in valuation from an existing investment in joint venture caused the Company to recognize a gain of $39.5 million which is included in Other Income within the Consolidated Statements of Operations.

On October 1, 2018 we acquired certain assets of Medical Arts Radiology consisting of a 10 multi-modality imaging centers located in Long Island, New York for total purchase consideration of cash in the amount of $50.9 million, assumption of $2.7 million in equipment debt, and issuance of 531,560 RadNet common shares valued at $8.0 million on the acquisition date. The transaction provides the sellers contingent consideration valued at $739,000 to guarantee the share value issued for a period of twelve months post acquisition date. We have made a preliminary fair value determination of the acquired assets and approximately $3.4 million of net working capital, $200,000 of other assets,$15.9 million of property and equipment, $24,000 in a covenant not to compete, $1.4 million for its trade name, unfavorable lease contracts of $130,000 and $41.5 million of goodwill were recorded.

On September 1, 2018 we completed our acquisition of certain assets of Washington Heights Medical Management, LLC, consisting of a multi-modality imaging center located in New York, New York, for $3.3 million in cash. We have made an initial fair value determination of the acquired assets and approximately $43,000 other assets, $904,000 of leaseholds and equipment, $50,000 in a covenant not to compete, and $2.3 million of goodwill were recorded.

On April 1, 2018 we completed our acquisition of certain assets of Women’s Imaging Specialists in Healthcare, consisting of a single multi-modality center located in the city of Fresno California, for purchase consideration of $5.1 million in cash. We have made a fair value determination of the acquired assets and approximately $636,000 of fixed assets and equipment, $143,000 in intangible covenants not to compete, $53,000 in intangible trade name, and $4.3 million in goodwill were recorded.

On April 1, 2018 we completed our acquisition of certain assets of Valley Metabolic Imaging LLC, consisting of a single multi-modality center located in Fresno, California, for purchase consideration of $1.7 million in cash. We have made a fair value determination of the acquired assets and approximately $22,000 of fixed assets and equipment, $183,000 in intangible covenants not to compete, and $1.5 million in goodwill were recorded.

On April 1, 2018 we completed our acquisition of certain assets of Sierra Imaging Associates LLC, consisting of a single multi-modality center located in Clovis, California, for purchase consideration of $1.5 million in cash. We have made a fair value determination of the acquired assets and approximately $270,000 of fixed assets and equipment, $83,000 in intangible covenants not to compete, and $1.1 million in goodwill were recorded.

On February 22, 2018 we completed our acquisition of certain assets of Imaging Services Company of New York, LLC, consisting of a single multi-modality center located in New York, New York, for purchase consideration of $5.8 million. We have made a fair value determination of the acquired assets and approximately $3.0 million in fixed asset and equipment, a $100,000 covenant not to compete, and $2.7 million in goodwill were recorded.

On January 1, 2018 we formed Beach Imaging Group, LLC (“Beach Imaging”) and contributed the operations of 24 imaging facilities spread across southern Los Angeles and Orange Counties. On the same day, MemorialCare Medical Foundation contributed $22.3 million in cash, $7.6 million in fixed assets, $7.4 million in equipment, and $545,000 in goodwill. As a result of the transaction, the Company will retain a 60% controlling interest in Beach Imaging and MemorialCare Medical Foundation will retain a 40% noncontrolling interest in Beach Imaging.

Formation of new joint ventures

On April 12, 2018 we acquired a 25% economic interest in Nulogix, Inc. for $2.0 million. The Company and Nulogix will collaborate on projects to improve practices in the imaging industry. As we do not have a controlling economic interest in Nulogix, the investment is accounted for under the equity method.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue for the year 2018 and net revenue before provision for bad debts for the years 2017 and 2016, respectively.

	Years Ended December 31,
	2018	2017	2016
NET REVENUE
Service fee revenue, net of contractual allowances and discounts		88.5%	88.4%
Provision for bad debts		(4.8)%	(4.9)%
Net service fee revenue	89.1%	83.7%	83.5%
Revenue under capitation arrangements	10.9%	11.5%	11.6%
Total net revenue	100.0%	95.2%	95.1%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	89.0%	82.8%	83.4%
Depreciation and amortization	7.5%	6.9%	7.2%
(Gain) loss on sale and disposal of equipment	(0.2)%	0.1%	0.1%
Loss on impairment	0.4%	—%	—%
Severance costs	0.2%	0.2%	0.3%
Total operating expenses	96.8%	90.0%	91.0%
INCOME FROM OPERATIONS	3.2%	5.2%	4.1%

OTHER INCOME AND EXPENSES
Interest expense	4.5%	4.2%	4.7%
Meaningful use incentive	—%	—%	(0.3)%
Equity in earnings of joint ventures	(1.2)%	(1.4)%	(1.1)%
Gain on re-measurement of pre-existing interest	(4.1)%	—%	—%
Gain on sale of imaging centers and medical practice	—%	(0.3)%	—%
Gain on return of common stock	—%	—%	(0.5)%
Other expenses	—%	—%	—%
Total other expenses	(0.8)%	2.4%	2.8%
INCOME BEFORE INCOME TAXES	4.0%	2.7%	1.3%
Provision for income taxes	—%	(2.5)%	(0.5)%
NET INCOME	3.9%	0.2%	0.9%
Net income attributable to noncontrolling interests	0.6%	0.2%	0.1%
NET INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	3.3%	—%	0.8%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Total Net Revenue

Total net revenue for the twelve months ended December 31, 2018 was $975.1 million compared to $922.2 million for the twelve months ended December 31, 2017, an increase of $53.0 million or 5.7%.

Total net revenue, limited to centers which were in operation throughout the full fiscal years of 2018 and 2017, increased $16.2 million, or 1.8%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2017. For the twelve months ended December 31, 2018, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $79.0 million. For the twelve months ended December 31, 2017, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $42.2 million.

Operating Expenses

Cost of operations for the twelve months ended December 31, 2018 increased approximately $65.2 million, or 8.1%, from $802.4 million for the twelve months ended December 31, 2017 to $867.5 million for the twelve months ended December 31, 2018. The following table sets forth our cost of operations and total operating expenses for the twelve months ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017

Salaries and professional reading fees, excluding stock-based compensation	$545,466	$491,978
Stock-based compensation	7,662	6,786
Building and equipment rental	89,851	78,627
Medical supplies	38,775	46,531
Other operating expenses *	185,793	178,455
Cost of operations	867,547	802,377

Depreciation and amortization	72,899	66,796
(Gain) loss on sale and disposal of equipment	(2,054)	1,142
Loss on impairment	3,937	—
Severance costs	1,931	1,821
Total operating expenses	$944,260	$872,136

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.

•Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $53.5 million, or 10.9%, to $545.5 million for the twelve months ended December 31, 2018 compared to $492.0 million for the twelve months ended December 31, 2017.

Salaries and professional reading fees, limited to those centers which were in operation throughout the full fiscal years of both 2018 and 2017, increased $25.7 million or 5.5% broken down as follows: 1.0% of the total increase related to physician staffing while the remaining 4.5% was attributable to a non-physician staffing ramp up in operations which happened over the second through fourth quarters of 2017. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the twelve months ended December 31, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $50.8 million. For the twelve months ended December 31, 2017, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was approximately $23.0 million.

•Stock-based compensation

Stock-based compensation increased $876,000, or 12.9%, to approximately $7.7 million for the twelve months ended December 31, 2018 compared to $6.8 million for the twelve months ended December 31, 2017. This increase was driven by the higher fair value of RSA’s awarded and vested in the year ended December 31, 2018 as compared to RSA’s awarded and vested in the same period in 2017.

•Building and equipment rental

Building and equipment rental expenses increased $11.2 million or 14.3%, to $89.9 million for the twelve months ended December 31, 2018 compared to $78.6 million for the twelve months ended December 31, 2017.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2018 and 2017, increased $2.3 million, or 3.0%, mainly related to additional leases for supplemental radiology and computer equipment in support of imaging center operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the twelve months ended December 31, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $12.1 million. For the twelve months ended December 31, 2017, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was also $3.2 million.

•Medical supplies

Medical supplies expense decreased $7.8 million, or 16.7%, to $38.8 million for the twelve months ended December 31, 2018 compared to $46.5 million for the twelve months ended December 31, 2017.

Medical supplies expenses, including only those centers which were in operation throughout the full fiscal years of both 2018 and 2017, decreased $1.2 million, or 3.5% due to a combination of reductions in purchases of pharmaceutical supplies and vendor volume rebates. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the twelve months ended December 31, 2018, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $4.6 million. For the twelve months ended December 31, 2017, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $11.2 million.

•Other operating expenses

Other operating expenses increased $7.3 million, or 3.9%, to $185.8 million for the twelve months ended December 31, 2018 compared to $178.5 million for the twelve months ended December 31, 2017.

Other operating expenses, limited to centers which were in operation throughout the full fiscal years of both 2018 and 2017, decreased $5.3million, or 3.1%, mainly due to timing of payment on utilities and favorable re-negotiated contract rates for services.This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the twelve months ended December 31, 2018, other operating expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $20.6 million. For the twelve months ended December 31, 2017, other operating expense from centers that were acquired or divested subsequent to January 1, 2017 was $8.0 million.

•Depreciation and amortization

Depreciation and amortization increased $6.1 million, or 9.1%, to $72.9 million for the twelve months ended December 31, 2018 compared to $66.8 million for the twelve months ended December 31, 2017.

Depreciation and amortization, including only those centers which were in operation throughout the full fiscal years of both 2018 and 2017, decreased $757,000, or 1.2%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2017. For the twelve months ended December 31, 2018, depreciation expense from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $8.5 million. For the twelve months ended December 31, 2017, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2017 and excluded from the above comparison was $1.6 million.

•Gain on sale and disposal of equipment

We recorded a gain on sale of equipment of approximately $2.1 million for the twelve months ended December 31, 2018 and a loss on disposal of equipment of approximately $1.1 million for the twelve months ended December 31, 2017.

•Severance Costs

We incurred severance expenses of $1.9 million for the twelve months ended December 31, 2018 and $1.8 million for the twelve months ended December 31, 2017.

Loss on impairment

We recorded impairment charges to our Imaging On Call reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being a write off the Imaging On Call trade name of approximately $100,000.

Interest expense

Interest expense for the twelve months ended December 31, 2018 increased approximately $2.8, or 7.0%, to $43.5 million for the twelve months ended December 31, 2018 compared to $40.6 million for the twelve months ended December 31, 2017. Interest expense included $3.9 million and $3.5 million of non-cash amortization of deferred loan costs, discount on issuance of debt and other non-cash interest for the twelve months ended December 31, 2018 and 2017, respectively. Excluding these non-cash amounts for each period, interest expense increased approximately $2.4 million, or 6.5% for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017. The main drivers behind the increase were the interest payments on assumed debt of the New Jersey Imaging Network and higher loan interest stemming from interest rate hikes during 2018. See “Liquidity and Capital Resources” below for more details on our credit facilities.

Meaningful use incentive

For the year ended December 31, 2017 we recognized other income from meaningful use incentive in the amount of $250,000. This amount was earned under a Medicare program to promote the use of electronic health record technology.

Equity in earnings from unconsolidated joint ventures

For the twelve months ended December 31, 2018 we recognized equity in earnings from unconsolidated joint ventures of $11.4 million versus $13.6 million for the twelve months ended December 31, 2017, a decrease of $2.2 million or 16.1%. The decrease was related to the assumption of operational control of the New Jersey Imaging Network which consolidated it's financial results into the total Company's revenue and expenses.

Gain on re-measurement valuation of pre-existing interest

On October 1, 2018 we completed an step-up acquisition of New Jersey Imaging Network, formerly a joint venture. The change in control was effective upon the execution of an agreement which provided RadNet with the ability to make unanimous operating decisions. Upon a fair value determination of our 49% interest in the business of approximately $42.5 million, the step-up in valuation from an existing investment caused us to recognize a gain of $39.5 million for the year ended December 31, 2018.

Gain on sale of imaging centers and medical practice

We recognized a gain on the sale of 5 wholly owned imaging centers in Rhode Island and 3 oncology practices in the amount of $3.1 million for the twelve months ended December 31, 2017.

Other expenses / income

For the years ended ended December 31, 2018 and December 31, 2017 we recorded approximately $181,000 and $8,000 of other income, respectively.

Provision for income taxes

We had a tax provision for the twelve months ended December 31, 2018 of $394,000 or 1.0% of income before income taxes, compared to a tax provision for the twelve months ended December 31, 2017 of $24.3 million or 92.1% of income before income taxes. The decrease in provision for income tax expense was primarily due to the Tax Cuts and Job Act enacted on December 22, 2017 which reduced the US federal corporate tax rate to 21%. The changes effected by the Act resulted in an increase in tax expense of $13.6 million for December 31, 2017. The income tax rates for the twelve months ended December 31, 2018 diverge from the federal statutory rate primarily due to (i) gain on re-measurement of pre-existing interest; (ii) effects of state income taxes; (iii) noncontrolling interests due to the controlled partnerships; and adjustments associated with uncertain tax positions.

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

•Salaries and professional reading fees, excluding stock-based compensation and severance

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

•Stock-based compensation
Stock-based compensation increased $960,000, or 16.5%, to $6.8 million for the year ended December 31, 2017 compared to $5.8 million for the year ended December 31, 2016. This increase was driven by the higher fair value of stock based compensation awarded and vested in the year 2017 as compared to 2016.

•Building and equipment rental

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

•Medical supplies

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

•Other operating expenses

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

•Depreciation and amortization expense

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

•Loss on sale and disposal of equipment

Loss on sale of equipment was $1.1 million and $767,000 for the years ended December 31, 2017 and 2016, respectively, and primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

•Severance costs

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

Gain on sale of imaging centers and medical practice

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

Provision for income tax expense

We had a tax provision for the year ended December 31, 2017 of $24.3 million or 92.1% of income before income taxes, compared to a tax provision for year ended December 31, 2016 of $4.4 million or 35.6% of income before income taxes. The increase in provision for income tax expense was significantly impacted by the enactment of the TCJA on December 22, 2017 which reduced the US federal corporate tax rate to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign secured earnings. The changes effected by the Tax Act resulted in an increase in tax expense of $13.6 million. Of this provision amount,  $13.5 million is related to the revaluation of certain deferred tax balances and $0.1 million is related to one-time transition tax on deemed repatriation of foreign earnings. See Note 10 to our consolidated financial statement contained herein for more details.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2018, 2017, and 2016, respectively (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income attributable to RadNet, Inc. common stockholders	$32,243	$53	$7,230
Plus provision for income taxes	394	24,310	4,432
Plus interest expense	43,456	40,623	43,455
Plus severance costs	1,931	1,821	2,877
Plus depreciation and amortization	72,899	66,796	66,610
Plus non-cash employee stock-based compensation	7,662	6,787	5,826
Plus loss on sale and disposal of equipment		1,142	767
Plus refinancing fees		235	606
Plus acquisition related working capital adjustment			6,072
Plus other expenses			196
Plus reimbursable legal expenses		723
Plus expenses of divested/closed operations		3,186
Plus gain on sale of equipment attributable to noncontroling interest	440
Plus transaction costs EmblemHealth/ACP	681
Plus one time legal settlement	786
Plus revaluation of stock consideration for Medical Arts acquisition	1,749
Plus changes in the organization of east coast and international operations	19,101
Plus loss on impairment	3,937
Less gain on return of common stock			(5,032)
Less gain on sale of imaging center and medical practice		(3,146)
Less gain on sale and disposal of equipment	(2,054)
Less other income	(181)	(8)
Less gain on re-measurement of pre-existing interest	(39,539)

Adjusted EBITDA	$143,505	$142,522	$133,039

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

The following table provides a reconciliation of free cash flow to “net cash flows from operations” the most directly comparable amounts reported in accordance with GAAP for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Adjusted EBITDA	$143,505	$142,522	$133,039
Less cash paid for interest	(37,016)	(34,197)	(37,487)
Less cash capital purchases	(72,180)	(61,336)	(59,251)
Less new capital lease debt	—	(5,500)	(1,300)
Plus proceeds from sale of equipment	2,575	852	481
Plus proceeds from sale of imaging and medical practice assets	—	8,429	—
Free cash flow	$36,884	$50,770	$35,482
Free cash flow as a percent of
cash flow from operations	31.6%	35.7%	38.7%

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of December 31, 2018 and December 31, 2017 and income statement data for the twelve months ended December 2018, 2017 and 2016 (in thousands):

Balance Sheet Data for the period ended December 31,	2018	2017	2016
Cash and cash equivalents	$10,389	$51,322
Accounts receivable	148,919	155,518
Working capital	(30,827)	43,745
Stockholders' equity	200,253	69,925

Income Statement data for the twelve months ended December 31,
Total net revenue	$975,146	$922,186	$884,535
Net income attributable to RadNet common stockholders	32,243	53	7,230

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

Sources and Uses of Cash

Cash provided by operating activities was $116.8 million and $142.2 million for the twelve months ended December 31, 2018 and December 31, 2017, respectively.

Cash used in investing activities was $146.7 million and $79.3 million for the twelve months ended December 31, 2018 and 2017, respectively. For the twelve months ended December 31, 2018, we purchased property and equipment for approximately $72.2 million, acquired imaging facilities for $73.2 million, made equity investments at fair value of $2.2 million and an equity contribution to a new joint venture of $2.0 million. In addition, we received proceeds from the sale of equipment of $2.6 million.

Cash used in financing activities was $10.9 million and $32.2 million for the twelve months ended December 31, 2018 and 2017, respectively. The cash used in financing activities for the twelve months ended December 31, 2018, mainly was due to principal payments on our $631.3 million face value term loans, pay down of $6.1 million on equipment notes and capital leases and borrowings from our revolving line of credit of which we have a balance due at December 31, 2018 of $28.0 million.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The aggregate gross amount factored under these facilities was $20.5 million for the year ended December 31, 2018 and the cost of factoring such accounts receivable for the year ended December 31, 2018 was $440,000. We do not utilize factoring arrangements as an integral part of our financing for working capital.

Senior Secured Credit Facilities

At December 31, 2018, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Barclays Revolving Credit Facility”).

At December 31, 2018, our SunTrust credit facilities were comprised of one term loan ("Term Loan Agreement") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility")

As of December 31, 2018, we were in compliance with all covenants under our credit facilities.

Deferred financing costs at December 31, 2018, net of accumulated amortization, was $1.4 million and is specifically related to our Barclays Revolving Credit Facility.

Included in our consolidated balance sheets at December 31, 2018 are $631.3 million of senior secured term loan debt (net of unamortized discounts of $15.1 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$587,191	$(15,112)	$572,079
Term Loan Agreement	59,250	—	59,250
Total Term Loans	$646,441	$(15,112)	$631,329

We had a balance of $28.0 million under our $117.5 million Barclays Revolving Credit Facility at December 31, 2018.

We had no balance under our $30.0 million SunTrust Revolving Credit Facility at December 31, 2018.

The following describes our Barclays financing activities:

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

At December 31, 2018 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.44% and 5.50%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings remained at 3.75% and 2.75%, respectively.

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

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of December 31, 2018, the interest rate payable on revolving loans was 8.25% and the amount available to borrow under the Revolving Credit Facility was $83.2 million.

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

The following describes our SunTrust financing activities:

Amended and Restated Revolving Credit and Term Loan Agreement

On August 31, 2018, NJIN completed the Amended and Restated Revolving Credit and Term Loan Agreement (the "Restated Agreement") as borrower with SunTrust Bank, Santander, California Bank and Trust, and Manufacturers and Traders Trust as lenders for an additional aggregate of $48.1 million as categorized below:

Revolving Credit Facility: The Restated Agreement establishes a $30.0 million revolving credit facility available to NJIN for funding requirements with a revolving commitment termination date of September 30, 2023. This represents an increase of $20.0 million over the original loan agreement of $10.0 million. The revolving credit line bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Restated Agreement) plus 2.75% per annum or the Base Rate (as defined in the Restated Agreement) plus 1.75% per annum, (ii) letter of credit and fronting fees at 2.75% per annum, and (iii) commitment fee of 0.45% per annum on the unused revolver balance. NJIN has not borrowed against the revolving credit line.

Term Loan: The Restated Agreement establishes a $60.0 million term loan facility with repayment in scheduled quarterly amounts with a maturity date of September 30, 2023. This increases the existing term loan facility by $28.1 million and extends the term of the loan from September 30, 2020 to September 30, 2023.

Interest: The interest rates currently payable are (a) the Eurodollar Rate (as defined in the Restated Agreement) plus and applicable margin of 2.75% per annum or (b) the Base Rate (as defined in the Restated Agreement) plus an applicable margin of 1.75% per annum. The applicable margin for both the rates is based on a sliding scale of the current leverage ratio, with 2.75% per annum down to 1.50% per annum for Eurodollar loans and 1.75% per annum down to 0.50% per annum for Base Rate loans. The current election is a one month Eurodollar election.

Payments: The scheduled amortization of the term loans under the Restated Agreement begin December 31, 2018 with quarterly payments of $750,000, representing 5% per annum of the total amount owed. At scheduled intervals, the quarterly amortization increases $375,000 over the prior year, with the remaining balance to be paid at maturity.

 Revolving Credit and Term Loan Agreement

On September 30, 2015, the Company completed the Revolving Credit and Term Loan Agreement (the "Agreement") as borrower with SunTrust Bank, California Bank and Trust, and Manufacturers and Traders Trust as lenders for an aggregate of $50.0 million as categorized below:

Revolving Credit Facility: The Agreement establishes a $10.0 million revolving credit facility available to the Company for needed funding requirements with a revolving commitment termination date of September 30, 2020. The revolving credit line bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Agreement) plus 3.00% per annum or the Base Rate (as defined in the Agreement) plus 2.00% per annum, (ii) letter of credit and fronting fees at 3.00% per annum, and (iii) commitment fee of 0.45% per annum on the unused revolver balance.
Term Loan: The agreement establishes a $40.0 million term loan facility with repayment in scheduled quarterly amounts with a maturity date of September 30, 2020.

Interest:The interest rates currently payable are (a) the Eurodollar Rate (as defined in the Agreement) plus and applicable margin of 3% per annum or (b) the Base Rate (as defined in the Agreement) plus an applicable margin of 2% per annum. The applicable margin for both the rates is based on a sliding scale of the current leverage ratio, with 3% per annum down to 1.75% per annum for Eurodollar loans and 2% per annum down to 0.75% per annum for Base Rate loans.

Payments: The scheduled amortization of the term loans under the Agreement begin December 31, 2015 with quarterly payments of $500,000, representing 5% per annum of the initial amount borrowed. Each December 31 for the years following, the scheduled quarterly amortization increases $250,000 over the prior year, with the remaining balance to be paid at maturity.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Notes payable (1)	$78,127	$76,797	$101,345	$70,983	$510,979	$—	$838,231
Capital leases (2)	6,018	3,481	2,614	692	—	—	12,805
Operating leases (3)	90,512	80,501	70,792	58,806	45,895	165,471	511,977
Total	$174,657	$160,779	$174,751	$130,481	$556,874	$165,471	$1,363,013

(1)	Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2018.

(2)	Includes interest component of capital lease obligations.

(3)	Includes all operating leases through the end of their main lease term, excluding options on facility leases.

We have service agreements with various vendors under which they have agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under these agreements, we are committed to minimum payments of approximately $32.9 million in 2019.

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

REVENUES – On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. At December 31, 2017 we had recorded approximately $34.6 million of allowance for doubtful accounts. As part of the adoption of ASC 606 this amount was reclassified to be a component of net patient accounts receivable. Other than these changes in presentation on the consolidated statement of operations and consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the twelve months ended December 31, 2018.

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

The Company’s total net revenues for the years ended December 31, are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage.

	2018	2017	2016
Commercial insurance	$542,011	$534,224	$515,150
Medicare	192,881	179,678	173,262
Medicaid	25,615	24,133	23,272
Workers' compensation/personal injury	34,193	32,969	31,791
Other patient revenue	25,117	29,882	28,815
Management fee revenue	13,882	13,127	11,868
Imaging on call and software	16,261	18,116	19,462
Other	18,781	25,049	17,967
Service fee revenue, net of contractual allowances and discounts	868,741	857,178	821,587
Provision for bad debts		(46,555)	(45,387)
Net service fee revenue	868,741	810,623	776,200
Revenue under capitation arrangements	106,405	111,563	108,335
Total net revenue	$975,146	$922,186	$884,535

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

BUSINESS COMBINATION – In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. The update provides a framework for evaluating whether a transaction should be accounted for as an acquisition and/or disposal of a business versus assets. In order for a purchase to be considered an acquisition of a business, and receive business combination accounting treatment, the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. We first evaluate all purchases under this framework.

Once the purchase has been determined to be the acquisition of a business, we are required to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill at December 31, 2018 totaled $418.1 million and $256.8 million at December 31, 2017. Indefinite lived intangible assets at December 31, 2018 were $9.8 million and at December 31, 2017 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. Our Teleradiology unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to our the reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $100,000. The estimated fair value of IOC reporting unit was determined by use of the adjusted net asset approach, which resembles working capital, and is an appropriate methodology for an Revenue Per User with no future cash flows and a business that is winding down.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Subsequently, in July 2018, the FASB issued ASU
No 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvement, to clarify and amend the guidance in ASU No. 2016-02. The amendments in this update were effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018, with early adoption permitted for all entities Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and potential uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. While we are finalizing our analysis of certain key assumptions that will be utilized at the transition date the effect of the new standard will be to record right-of-use assets and obligations for current operating leases which will have a material impact on the balance sheet and significant incremental disclosures in the financial statement footnotes. We are finalizing the impact of the standard to our internal control over financial reporting and have implemented necessary upgrades to our existing lease system.  The transition adjustment is not expected to have a material impact on the statement of operations or cash flows.

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

Subsequent Events

On February 1, 2019 our majority owned subsidiary, West Valley Imaging Group. LLC, completed its acquisition of certain assets of West Valley Imaging Center, LLC consisting of a multi-modality imaging center located in West Hills, California for purchase consideration of $3.0 million.

On March 1, 2019 we entered into the Ventura County Imaging Group. LLC, a partnership with Dignity Health. The operation will offer multi-modality imaging services out of four locations across Ventura County, California. Total investment in the venture is $15.0 million. RadNet contributed $9.0 million in assets for a 60% economic interest and Dignity Health contributed cash and assets totaling $6.0 million for a 40% economic interest.

Additional Information

Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2018, 2017 and 2016 is included in the consolidated financial statements and notes thereto in this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At December 31, 2018, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $35,000 in operating expenses.

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

Interest Rate Sensitivity Barclays First Lien Term Loans

At December 31, 2018, we had $587.2 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. The 2016 Caps are designed to provide a hedge against interest rate increases. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At December 31, 2018, our effective 3 month LIBOR was 2.44%. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps. See Note 2 to the consolidated financial statements contained herein.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the rates experienced in 2018 would, after considering the effects of the 2016 Caps, result in an increase of $871,900 in annual interest expense and a corresponding decrease in income before taxes.  At December 31, 2018, an additional $36.2 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $362,000 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements.

Interest Rate Sensitivity SunTrust Term Loan

At December 31, 2018, we had $59.2 million outstanding subject to an adjusted Eurodollar election on the Amended and Restated Revolving Credit and Term Loan Agreement (the "Restated Agreement"). We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the Restated Agreement.

At December 31, 2018, our effective 1 month LIBOR was 2.42%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Restated Agreement over the rates experienced in 2018 would result in an increase of approximately $593,000 in annual interest expense and a corresponding decrease in income before taxes. No amounts are tied to the prime rate under the Restated Agreement.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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
Los Angeles, California
March 18, 2019

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,389	$51,322
Accounts receivable	148,919	155,518
Due from affiliates	595	2,343
Prepaid expenses and other current assets	46,288	26,168
Assets held for sale	2,499	—
Total current assets	208,690	235,351
PROPERTY AND EQUIPMENT, NET	345,729	244,301
OTHER ASSETS
Goodwill	418,093	256,776
Other intangible assets	40,593	40,422
Deferred financing costs	1,354	1,895
Investment in joint ventures	37,973	52,435
Deferred tax assets	31,506	30,852
Deposits and other	25,392	6,947
Total assets	$1,109,330	$868,979
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$181,028	$135,809
Due to affiliates	13,089	16,387
Deferred revenue related to software sales	2,398	2,606
Current portion of deferred rent	3,735	2,714
Current portion of notes payable	33,653	30,224
Current portion of obligations under capital leases	5,614	3,866
Total current liabilities	239,517	191,606
LONG-TERM LIABILITIES
Deferred rent, net of current portion	31,542	26,251
Notes payable, net of current portion	626,507	572,365
Obligations under capital lease, net of current portion	6,505	2,672
Other non-current liabilities	5,006	6,160
Total liabilities	909,077	799,054
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 48,977,485 and 47,723,915 shares issued and outstanding at December 31, 2018 and 2017 respectively	5	5
Additional paid-in-capital	242,835	212,261
Accumulated other comprehensive gain (loss)	2,259	(548)
Accumulated deficit	(117,915)	(150,158)
Total RadNet, Inc.'s stockholders' equity	127,184	61,560
Noncontrolling interests	73,069	8,365
Total equity	200,253	69,925
Total liabilities and equity	$1,109,330	$868,979

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2018	2017	2016
NET REVENUE
Service fee revenue, net of contractual allowances and discounts		$857,178	$821,587
Provision for bad debts		(46,555)	(45,387)
Net service fee revenue	$868,741	810,623	776,200
Revenue under capitation arrangements	106,405	111,563	108,335
Total net revenue	975,146	922,186	884,535
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	867,547	802,377	775,801
Depreciation and amortization	72,899	66,796	66,610
(Gain) loss on sale and disposal of equipment	(2,054)	1,142	767
Loss on impairment	3,937	—	—
Severance costs	1,931	1,821	2,877
Total operating expenses	944,260	872,136	846,055
INCOME FROM OPERATIONS	30,886	50,050	38,480

OTHER INCOME AND EXPENSES
Interest expense	43,456	40,623	43,455
Meaningful use incentive	—	(250)	(2,808)
Equity in earnings of joint ventures	(11,377)	(13,554)	(9,767)
Gain on re-measurement of pre-existing interest	(39,539)	—	—
Gain on sale of imaging centers and medical practice	—	(3,146)	—
Gain on return of common stock	—	—	(5,032)
Other (income) expenses	(181)	(8)	196
Total other (income) expenses	(7,641)	23,665	26,044
INCOME BEFORE INCOME TAXES	38,527	26,385	12,436
Provision for income taxes	(394)	(24,310)	(4,432)
NET INCOME	38,133	2,075	8,004
Net income attributable to noncontrolling interests	5,890	2,022	774

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$32,243	$53	$7,230

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.67	$—	$0.16

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.66	$—	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	48,114,275	46,880,775	46,244,188
Diluted	48,678,999	47,401,921	46,655,032

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Years Ended December 31,
	2018	2017	2016
NET INCOME	$38,133	$2,075	$8,004
Foreign currency translation adjustments	(69)	26	(49)
Change in fair value of cash flow hedge, net of taxes	2,876	(880)	508
COMPREHENSIVE INCOME	40,940	1,221	8,463
Less comprehensive income attributable to noncontrolling interests	5,890	2,022	774

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$35,050	$(801)	$7,689

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2016	46,281,189	$4	$197,297	$(153)	$(164,571)	$32,577	$3,884	$36,461
Cumulative effect of accounting change due to adoption of ASU 2016-09	—	—	—	—	7,130	7,130	—	7,130
Issuance of common stock upon exercise of options/warrants	314,448	—	150	—	—	150	—	150
Stock-based compensation	—	—	5,767	—	—	5,767	—	5,767
Issuance of restricted stock and other awards	937,803	—	—	—	—	—	—	—
Return of common stock	(958,536)	—	(5,032)	—	—	(5,032)	—	(5,032)
Purchase of noncontrolling interests	—	—	(495)	—	—	(495)	(599)	(1,094)
Sale to noncontrolling interests, net of taxes	—	—	700	—	—	700	—	700
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(492)	(492)
Change in cumulative foreign currency translation adjustment	—	—	—	(49)	—	(49)	—	(49)
Change in fair value cash flow hedge, net of taxes	—	—	—	508	—	508	—	508
Net income	—	—	—	—	7,230	7,230	774	8,004
BALANCE - DECEMBER 31, 2016	46,574,904	$4	$198,387	$306	$(150,211)	$48,486	$3,567	$52,053
Stock-based compensation	867,248	1	7,833	—	—	7,834	—	7,834
Issuance of stock for acquisitions	281,763	—	2,500	—	—	2,500	—	2,500
Sale to noncontrolling interests, net of taxes	—	—	3,541	—	—	3,541	—	3,541
Contributions from noncontrolling interests	—	—	—	—	—	—	4,304	4,304
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,528)	(1,528)
Change in cumulative foreign currency translation adjustment	—	—	—	26	—	26	—	26
Change in fair value cash flow hedge, net of taxes	—	—	—	(880)	—	(880)	—	(880)
Net income	—	—	—	—	53	53	2,022	2,075
BALANCE - DECEMBER 31, 2017	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925
Issuance of stock upon exercise of options	10,000	—	20	—	—	20	—	20
Stock-based compensation	713,160	—	7,719	—	—	7,719	—	7,719
Forfeiture of restricted stock	(1,150)		(7)			(7)		(7)
Issuance of stock for acquisitions	531,560	—	8,000	—	—	8,000	—	8,000
Sale to noncontrolling interests, net of taxes	—	—	11,991	—	—	11,991	22,666	34,657
Special distribution from noncontrolling interest net of taxes	—	—	2,894	—	—	2,894	(9,175)	(6,281)
Purchase of noncontrolling interest	—	—	(43)	—	—	(43)	(157)	(200)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,640	2,640
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,427)	(1,427)
Re-measurement of noncontrolling interest upon change in control	—	—	—	—	—	—	44,267	44,267
Change in cumulative foreign currency translation adjustment	—	—	—	(69)	—	(69)	—	(69)
Change in fair value cash flow hedge, net of taxes	—	—	—	2,876	—	2,876	—	2,876
Net income	—	—	—	—	32,243	32,243	5,890	38,133
BALANCE - DECEMBER 31, 2018	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,133	$2,075	$8,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,899	66,796	66,610
Provision for bad debts		46,555	45,387
Gain on return from common stock	—	—	(5,032)
Equity in earnings of joint ventures	(11,377)	(13,554)	(9,767)
Distributions from joint ventures	24,846	8,690	2,926
Amortization and write off of deferred financing costs and loan discount	3,898	3,483	5,045
(Gain) loss on sale and disposal of equipment	(2,054)	1,142	767
Gain on sale of imaging centers	—	(3,146)	—
Gain on re-measurement of pre-existing interest	(39,539)	—	—
Loss on impairment	3,937	—	—
Stock-based compensation	7,662	6,787	5,826
Non cash severance	—	1,047	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	2,145	(37,164)	(47,055)
Other current assets	(9,248)	1,461	11,038
Other assets	(1,687)	(801)	1,267
Deferred taxes	(6,935)	19,504	3,446
Deferred rent	6,312	2,135	(1,668)
Deferred revenue	(208)	1,034	(82)
Accounts payable, accrued expenses and other	27,970	36,181	4,929
Net cash provided by operating activities	116,754	142,225	91,641
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(73,192)	(27,612)	(6,641)
Investment at cost	(2,200)	(500)	—
Purchase of property and equipment	(72,180)	(61,336)	(59,251)
Proceeds from sale of equipment	2,575	852	481
Proceeds from sale of imaging and medical practice assets	—	8,429	—
Proceeds from sale of internal use software	248	492	301
Cash contribution from partner in JV formation	—	1,473	994
Equity contributions in existing and purchase of interest in joint ventures	(2,000)	(1,118)	(1,374)
Net cash used in investing activities	(146,749)	(79,320)	(65,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(6,072)	(6,836)	(11,880)
Proceeds from borrowings	—	170,000	476,504
Payments on senior notes	(33,830)	(196,666)	(469,086)
Payments on deferred financing costs and debt discount	—	(5,062)	(945)
Distributions paid to noncontrolling interests	(1,427)	(1,528)	(492)
Proceeds from sale of noncontrolling interest, net of taxes	—	7,720	992
Contributions from noncontrolling partners	2,640	125	—
Proceeds from revolving credit facility	204,300	200,800	435,900
Payments on revolving credit facility	(176,300)	(200,800)	(435,900)
Purchase of noncontrolling interests	(200)	—	(1,153)
Proceeds from issuance of common stock upon exercise of options	20	—	150
Net cash used in financing activities	(10,869)	(32,247)	(5,910)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(69)	26	(49)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,933)	30,684	20,192
CASH AND CASH EQUIVALENTS, beginning of period	51,322	20,638	446
CASH AND CASH EQUIVALENTS, end of period	$10,389	$51,322	$20,638
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$37,016	$34,197	$37,487
Cash paid during the period for income taxes	$4,933	$4,939	$2,798

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $47.8 million, $18.5 million, and $28.8 million during the years ended December 31, 2018, 2017 and 2016, respectively, that we had not paid for as of December 31, 2018, 2017 and 2016, respectively. The offsetting amount due was recorded in our consolidated balance sheets under “accounts payable, accrued expenses and other.”

During the twelve months ended December 31, 2017 and 2016 we executed, exclusive of commitments assumed through acquisitions, capital lease debt of approximately $5.5 and $1.3 million respectively, relating to radiology equipment. million. No such action was taken for the year ended December 31, 2018.

On October 1, 2018, we obtained control over the operations of New Jersey Imaging Network (NJIN) through an agreement with the other equity interest holder for no cash consideration. As such, we consolidated the financial statements of NJIN effective that date and recognized fair value of non controlling interest of $44.3 million on the date of the transaction. We remeasured NJIN's pre-existing 49% equity interest in NJIN upon consolidation and recognized a non cash gain of $39.5 million. We also obtained control of $5.4 million cash in NJIN as a result of such consolidation. The economic interest of each party remained the same after consolidation. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

On October 1, 2018 we acquired Medical Arts Radiology for cash consideration of $50.9 million, the assumption of $2.7 million in equipment debt, and $8.0 million in RadNet common stock. As part of the transaction, we recorded a contingent liability of approximately $700,000 to guarantee the sellers stock price stability for a period of one year from the date of acquisition. For the year ended December 31, 2018 we recorded a $1.7 million charge to record the contingent liability at fair market value. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

The Company received a one-time special distribution from a controlled subsidiary which resulted in a $9.2 million adjustment to noncontrolling interest and $3.0 million, net of taxes, to the Company’s additional paid in capital account.

The Company received $15.0 million in fixed assets and assumed $4.0 million in capital lease debt in January 2018 from the Company’s partner in Beach Imaging LLC. See Note 4, Facility Acquisitions and Assets Held for Sale contained herein for further information.

We recorded an investment in joint venture of $3.0 million to ScriptSender, LLC, on January 6, 2017, representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. As of December 31, 2018, the balance remaining to be contributed is approximately $268,000. See Note 2, Significant Accounting Policies Investment in Joint Ventures section to the consolidated financial statements contained herein for further information.

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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At December 31, 2018, we operated directly or indirectly through joint ventures with hospitals, 344 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our imaging services, we have two other subsidiaries, eRAD, Inc and Imaging On Call LLC. eRAD, Inc., develops and sells computerized systems for the imaging industry. Imaging On Call LLC, provides teleradiology services for remote interpretation of images. The capabilities of both eRAD and Imaging On Call are designed to make the RadNet imaging center operations more efficient and cost effective. As such, our operations comprise a single segment for financial reporting purposes.

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 810-10-15-14, Consolidation, stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs in which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

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

We have determined that BRMG and the NY Groups are variable interest entities, that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $132.9 million, $134.6 million, and $135.7 million of revenue, net of management services fees to RadNet, for the years ended December 31, 2018, 2017, and 2016, respectively and $132.9 million, $134.6 million, and $135.7 million of operating expenses for the years ended December 31, 2018, 2017, and 2016, respectively. RadNet, Inc. recognized $505.2 million, $435.5 million, and $430.4 million of total billed net service fee revenue for the years ended December 31, 2018, 2017, and 2016, respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of billed revenue.

The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2018 and December 31, 2017, we have included approximately $88.9 million and $96.3 million, respectively, of accounts receivable and approximately $5.6 million and $7.4 million of accounts payable and accrued liabilities related to BRMG and the NY Groups, respectively.

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

RECLASSIFICATION – We have reclassified certain amounts within net service fee revenue for 2017 and 2016 to conform to our 2018 presentation.

REVENUES – On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations are now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. At December 31, 2017 we had recorded approximately $34.6 million of allowance for doubtful accounts. As part of the adoption of ASC 606 this amount was reclassified to be a component of net patient accounts receivable. Other than these changes in presentation on the consolidated statement of operations and consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the twelve months ended December 31, 2018.

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

The Company’s total net revenues for the years ended December 31, are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage.

	2018	2017	2016
Commercial insurance	$542,011	$534,224	$515,150
Medicare	192,881	179,678	173,262
Medicaid	25,615	24,133	23,272
Workers' compensation/personal injury	34,193	32,969	31,791
Other patient revenue	25,117	29,882	28,815
Management fee revenue	13,882	13,127	11,868
Imaging on call and software	16,261	18,116	19,462
Other	18,781	25,049	17,967
Service fee revenue, net of contractual allowances and discounts	868,741	857,178	821,587
Provision for bad debts	–	(46,555)	(45,387)
Net service fee revenue	868,741	810,623	776,200
Revenue under capitation arrangements	106,405	111,563	108,335
Total net revenue	$975,146	$922,186	$884,535

ACCOUNTS RECEIVABLE – Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. We continuously monitor collections from our payors and record an estimated price concession based upon specific payor collection issues that we have identified and our historical experience.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The aggregate gross amount factored under these facilities was $20.5 million for the year ended December 31, 2018 and the cost of factoring such accounts receivable for the year ended December 31, 2018 was $440,000. Proceeds will be received as a combination of cash and payments on notes receivable and will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At December 31, 2018 we have $18.6 million remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.

MEANINGFUL USE INCENTIVE – Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada developed a Radiology Information System (RIS) software platform that has been awarded meaningful use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software can be eligible for the available financial incentives. In order to receive such incentive payments, providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. We accounted for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30, and recorded the meaningful use incentive within non-operating income only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. The program ended in 2017 and we recorded approximately $250,000 and $2.8 million during the twelve months ended December 31, 2017 and 2016, respectively, relating to this incentive.

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

SOFTWARE REVENUE RECOGNITION – Our subsidiary, eRAD, Inc., sells Picture Archiving Communications Systems (“PACS”) and related services, primarily in the United States. The PACS systems sold by eRAD are primarily composed of certain elements: hardware, software, installation and training, and support. Sales are made primarily through eRAD’s sales force and generally include hardware, software, installation, training and first-year warranty support. Hardware, which is not unique or special purpose, is purchased from a third-party and resold to eRAD’s customers with a small mark-up.

We have determined that our core software products, such as PACS, are essential to most of our arrangements as hardware, software and related services are sold as an integrated package. These transactions are accounted for under ASC 606, Revenue from contracts with customers. Under this method, revenue is recognized when a performance obligation is satisfied by transferring a promised good or service to a customer.

For the years ended December 31, 2018, 2017 and 2016, we recorded approximately $6.8 million, $6.1 million, and $6.2 million , respectively, in revenue related to our eRAD business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2018 we had a deferred revenue liability of approximately $2.3 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

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

We have entered into multiple agreements to license our RIS system to outside customers. For the twelve months December 31, 2018 and December 31, 2017, we received approximately $248,000 and $492,000 with respect to this licensing agreement, respectively. In accordance with ASC 350-40, we recorded the receipt of these funds against the capitalized software costs explained above.

As a result of the combination of amortization and sales under multiple license agreements, as of December 31, 2018, our Software Development Costs are fully amortized.

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

DEFERRED FINANCING COSTS – Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs are solely related to our Revolving Credit Facilities. In connection with our assumption of operational control of the New Jersey Imaging Networks as of October 1, 2018, the Company currently has two separate revolving lines of credit from different lending institutions, Barlays and SunTrust. However, only the Barclays revolving line of credit has deferred financing costs associated with the lending agreement. Deferred financing costs, net of accumulated amortization, were $1.4 million and $1.9 million for the twelve months ended December 31,2018 and 2017, respectively. In conjunction with our Fourth Amendment and Fifth Amendment to our First Lien Credit Agreement from Barclays, a net addition of approximately $371,000 was added to deferred financing costs for the twelve months ended December 31, 2017.

See Note 8, Revolving Credit Facility, Notes Payable, and Capital Leases for more information on our Revolving Lines of Credit.

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

BUSINESS COMBINATION – In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. The update provides a framework for evaluating whether a transaction should be accounted for as an acquisition and/or disposal of a business versus assets. In order for a purchase to be considered an acquisition of a business, and receive business combination accounting treatment, the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. We first evaluate all purchases under this framework.

Once the purchase has been determined to be the acquisition of a business, we are required to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill at December 31, 2018 totaled $418.1 million and $256.8 million at December 31, 2017. Indefinite lived intangible assets at December 31, 2018 were $9.8 million and at December 31, 2017 totaled $7.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.Our Teleradiology unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a loss of a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to our reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $100,000. The estimated fair value of IOC reporting unit was determined by using the discounted cash flow method.

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

On November 1, 2013 we entered into a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $2.8 million for each of the years ending December 31, 2018 and December 31, 2017, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible for which is $10,000 per incidence for the years ending December 31, 2018 and December 31, 2017, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2018, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2018 and 2017 of $4.8 million and $4.5 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS AND OTHER UNFAVORABLE CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs. If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue. As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements, which ends in 2031. As of December 31, 2018 and 2017, the remaining accrual balance is $4.6 million and $5.0 million, respectively.

In addition and related to acquisition activity, we have certain operating lease commitments for facilities where the fair market rent differs from the lease contract rate. We have recorded an unfavorable contract liability representing the difference between the total value of the fair market rent and the contract rent over the current term of the lease applicable from the date of acquisition. As of December 31, 2018 and 2017, the unfavorable contract liability on these leases is $2.2 million and $1.4 million respectively.

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

COMPREHENSIVE INCOME (LOSS) – ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income (loss) and its components. Our unrealized gains or losses on foreign currency translation adjustments and our interest rate cap agreement are included in comprehensive income (loss). The components of comprehensive income (loss) for the three years in the period ended December 31, 2018 are included in the consolidated statements of comprehensive income (loss).

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

At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of accumulated other comprehensive income in the consolidated statement of equity. See Fair Value Measurements section below for the fair value of the 2016 Caps at December 31, 2018.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive income (loss), net of taxes is as follows (amounts in thousands):

For the twelve months ended December 31, 2018

Effective Interest Rate Cap	Amount of Gain Recognized on Derivative	Location of Gain Recognized in Income on Derivative
Interest rate contracts	$2,876	Other Comprehensive Income

For the twelve months ended December 31, 2017

Effective Interest Rate Cap	Amount of Loss Recognized on Derivative	Location of Loss Recognized in Income on Derivative
Interest rate contracts	(880)	Other Comprehensive Loss

For the twelve months ended December 31, 2016
Effective Interest Rate Cap	Amount of Gain Recognized on Derivative	Location of Gain Recognized in Income on Derivative
Interest rate contracts	$508	Other Comprehensive Income

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

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets in our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$—	$3,316	$—	$3,316

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Current liabilities
Interest Rate Contracts	$—	$(595)	$—	$(595)

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

The table below summarizes the estimated fair value and carrying amount of our SunTrust (Term Loan Agreement) and Barclays (First Lien Term Loans) long-term debt as follows (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Term Loan Agreement and First Lien Term Loans	$—	$633,229	$—	$633,229	$646,441

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans	$—	$628,801	$—	$628,801	$620,272

Our Barclays revolving credit facility had an aggregate principal amount outstanding as of December 31, 2018 of $28.0 million and no principal amount outstanding as of December 31, 2017. Our SunTrust revolving credit facility had no aggregate principal amount outstanding as of December 31, 2018.

The estimated fair values of our long-term debt, which is discussed in Note 8, was determined using Level 2 inputs for the Barclays and SunTrust term loans. Level 2 inputs primarily related to comparable market prices.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2018	2017	2016
Net income attributable to RadNet, Inc. common stockholders	$32,243	$53	$7,230

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	48,114,275	46,880,775	46,244,188
Basic net income per share attributable to RadNet, Inc. common stockholders	$0.67	$—	$0.16
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	48,114,275	46,880,775	46,244,188
Add nonvested restricted stock subject only to service vesting	180,631	274,940	220,416
Add additional shares issuable upon exercise of stock options and warrants	384,093	246,206	190,428
Weighted average number of common shares used in calculating diluted net income per share	48,678,999	47,401,921	46,655,032
Diluted net income per share attributable to RadNet, Inc. common stockholders	$0.66	$—	$0.15

Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	6,250	175,037	245,313

EQUITY INVESTMENTS AT FAIR VALUE- As of December 31, 2018, we have two equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost. In accordance with ASC 325, Investments - Other, if there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment.

Medic Vision:

Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans.

On March 24, 2017, we acquired an initial 12.50% equity interest in Medic Vision - Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.50% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $200,000. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%.

In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was noted as of the year ended December 31, 2018.

Turner Imaging:

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. No impairment in our investment was noted for the year ended December 31, 2018.

INVESTMENT IN JOINT VENTURES – We have fourteen unconsolidated joint ventures with ownership interests ranging from 25% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2018.

Formation of new joint ventures

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

On January 6, 2017, Image Medical Inc. (“Image Medical”), a wholly owned subsidiary of RadNet, acquired a 49% economic interest ScriptSender, LLC, a partnership held by two individuals which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. Image Medical will contribute $3.0 million to the partnership for its 49% ownership stake over a three year period representing the maximum risk in the venture. ScriptSender LLC is dependent on this contribution to finance its own activities, and as such we determined that it is a VIE, but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. As of December 31, 2018, the carrying amount of the investment is $2.5 million.

Change in control of existing joint ventures

On October 1, 2018, we obtained control over the operations of NJIN through an agreement with the other equity interest holder for no cash consideration. As such, we consolidated the financial statements of NJIN effective that date. The economic interest of each party remained the same after consolidation. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2018 and December 31, 2017 (in thousands):

Balance as of December 31, 2016	$43,509
Equity contributions in existing and purchase of interest in joint ventures	4,062
Equity in earnings in these joint ventures	13,554
Distribution of earnings	(8,690)
Balance as of December 31, 2017	$52,435
Equity contributions in existing and purchase of interest in joint ventures	2,000
Equity in earnings in these joint ventures	11,377
Disposition of equity method interest upon acquisition of control in NJIN	(2,993)
Distribution of earnings	(24,846)
Balance as of December 31, 2018	$37,973

We charged management service fees from the centers underlying these joint ventures of approximately $13.8 million, $13.1 million and $11.9 million for the years ended December 31, 2018, 2017 and 2016, respectively . We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key unaudited financial data for these joint ventures as of December 31, 2018 and 2017, respectively, and for the years ended December 31, 2018, 2017 and 2016, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2018	2017
Current assets	$28,317	$47,813
Noncurrent assets	45,912	107,481
Current liabilities	(4,300)	(16,655)
Noncurrent liabilities	(4,898)	(42,072)
Total net assets	$65,031	$96,567
Book value of RadNet joint venture interests	$30,030	$45,935
Cost in excess of book value of acquired joint venture interests accounted for as equity method goodwill	7,943	6,500
Total value of RadNet joint venture interests	$37,973	$52,435
Total book value of other joint venture partner interests	$35,001	$50,632

	2018	2017	2016
Net revenue	$155,820	$188,849	$160,134
Net income	$24,596	$28,644	$21,933

NOTE 3 – RECENT ACCOUNTING STANDARDS

Accounting standards adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other. ASU 2017-04 modifies the concept of impairment from the condition that exists when the carrying value of goodwill exceeds its fair value to the condition that exists when the carrying value of a reporting unit exceeds its fair value. Under the amendment an entity performs its impairment test by comparing a reporting Unit’s fair value to its carrying value. An impairment charge would be recognized when the carrying value of the Revenue Per User exceeds the fair value and that impairment charge should not exceed the total amount of goodwill allocated to that reporting unit. We elected to early adopt the new guidance for the year ended December 31, 2018. Upon adoption using a prospective transition method, we recorded an impairment charge on our Imaging On Call reporting unit of $3,800,000.

Accounting standards not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Subsequently, in July 2018, the FASB issued ASU
No 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvement, to clarify and amend the guidance in ASU No. 2016-02. The amendments in this update were effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018, with early adoption permitted for all entities Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and potential uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. While we are finalizing our analysis of certain key assumptions that will be utilized at the transition date the effect of the new standard will be to record right-of-use assets and obligations for current operating leases which will have a material impact on the balance sheet and significant incremental disclosures in the financial statement footnotes. We are finalizing the impact of the standard to our internal control over financial reporting and have implemented necessary upgrades to our existing lease system.  The transition adjustment is not expected to have a material impact on the statement of operations or cash flows.

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

NOTE 4 – FACILITY ACQUISITIONS, ASSETS HELD FOR SALE AND DISPOSITIONS

Acquisitions

On December 3, 2018 we completed our acquisition of certain assets of Orange County Diagnostics Imaging Center consisting of five multi-modality imaging centers located in Orange County, California for purchase consideration of $6.6 million. We have made a preliminary fair valuation determination of the acquired assets and approximately $23,000 of current assets, $69,000 of other assets, $2.8 million of leaseholds and equipment, a $50,000 of covenant not to compete, and $3.6 million of goodwill were recorded.

On November 5, 2018 we completed our acquisition of certain assets of Arcadia Radiology Imaging consisting of one multi-modality imaging center and one women’s center located in Arcadia, California for purchase consideration of $3.8 million. We have made a fair value determination of the acquired assets and approximately $20,000 of other assets, $819,000 of leaseholds, $80,000 equipment, $300,000 in covenants not to compete, and $2.6 million of goodwill were recorded.

On November 1, 2018 we completed our acquisition of certain assets of Southern California Diagnostic Imaging consisting of a multi-modality imaging center located in Santa Ana, California for purchase consideration of $1.4 million. We have made a fair value determination of the acquired assets and approximately $18,000 of other assets, $1.2 million of leasehold improvements, $110,000 of equipment, $50,000 of covenants not to compete, and $41,000 of goodwill were recorded.

On October 1, 2018 we obtained control over the operations of New Jersey Imaging Network (NJIN), formerly a joint venture, consisting of eighteen multi-modality imaging centers located throughout the state of New Jersey for no consideration through an agreement with the other equity interest holder. The change in control was effective upon the execution of an Irrevocable Proxy Agreement with the joint venture partner and third amendment of the operating agreement, which provided RadNet with the ability to make unilateral operating decisions. We have made a fair value determination of the acquired net assets and approximately $11.6 million of net working capital, $235,000 of other assets, $34.4 million of property and equipment, $582,000 of trade name. $106.1 million of goodwill, $1.0 million in net unfavorable lease contracts, $5.2 million of assumed equipment debt, and $60.0 million of assumed bank debt were recorded. We also made a fair value determination of our 49% pre existing interest in the business of approximately $42.5 million and we recognized fair value of non controlling interest of $44.3 million on the date of the transaction. The re-measurement in valuation from an existing equity investment in joint venture resulted in a gain of $39.5 million which is included in Other Income within the consolidated statements of operations.

On October 1, 2018 we acquired certain assets of Medical Arts Radiology consisting of a 10 multi-modality imaging centers located in Long Island, New York. Total purchase consideration of $59.6 million consisting of cash in the amount of $50.9 million, issuance of 531,560 RadNet common shares valued at $8.0 million on the acquisition date and contingent consideration valued at $739,000 to guarantee the share value issued for a period of twelve months post acquisition date. We also assumed $2.7 million in equipment debt. We have made a preliminary value determination of the acquired assets and approximately $3.4 million of net working capital, $200,000 of other assets,$15.9 million of property and equipment, $24,000 in a covenant not to compete, $1.4 million for its trade name, unfavorable lease contracts of $130,000 and $41.5 million of goodwill were recorded.

On September 1, 2018 we completed our acquisition of certain assets of Washington Heights Medical Management, LLC, consisting of a multi-modality imaging center located in New York, New York, for $3.3 million in cash. We have made an initial fair value determination of the acquired assets and approximately $43,000 other assets, $904,000 of leaseholds and equipment, $50,000 in a covenant not to compete, and $2.3 million of goodwill were recorded.

On April 1, 2018 we completed our acquisition of certain assets of Women’s Imaging Specialists in Healthcare, consisting of a single multi-modality center located in the city of Fresno California, for purchase consideration of $5.1 million in cash. We have made a fair value determination of the acquired assets and approximately $636,000 of fixed assets and equipment, $143,000 in intangible covenants not to compete, $53,000 in intangible trade name, and $4.3 million in goodwill were recorded.

On April 1, 2018 we completed our acquisition of certain assets of Valley Metabolic Imaging LLC, consisting of a single multi-modality center located in Fresno, California, for purchase consideration of $1.7 million in cash. We have made a fair value determination of the acquired assets and approximately $22,000 of fixed assets and equipment, $183,000 in intangible covenants not to compete, and $1.5 million in goodwill were recorded.

On April 1, 2018 we completed our acquisition of certain assets of Sierra Imaging Associates LLC, consisting of a single multi-modality center located in Clovis, California, for purchase consideration of $1.5 million in cash. We have made a fair value determination of the acquired assets and approximately $270,000 of fixed assets and equipment, $83,000 in intangible covenants not to compete, and $1.1 million in goodwill were recorded.

On February 22, 2018 we completed our acquisition of certain assets of Imaging Services Company of New York, LLC, consisting of a single multi-modality center located in New York, New York, for purchase consideration of $5.8 million. We have made a fair value determination of the acquired assets and approximately $3.0 million in fixed asset and equipment, a $100,000 covenant not to compete, and $2.7 million in goodwill were recorded.

On January 1, 2018 we formed Beach Imaging Group, LLC (“Beach Imaging”) and contributed the operations of 24 imaging facilities spread across southern Los Angeles and Orange Counties. On the same day, MemorialCare Medical Foundation contributed $22.3 million in cash, $7.6 million in fixed assets, $7.4 million in equipment, and $545,000 in goodwill. As part of the formation, the Beach Imaging assumed $4.0 million in capital lease debt. As a result of the transaction, the Company will retain a 60% controlling interest in Beach Imaging and MemorialCare Medical Foundation will retain a 40% noncontrolling interest in Beach Imaging.

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

Assets held for sale

Effective January 1, 2018 we agreed to sell certain assets of four women’s imaging centers to MemorialCare Medical Foundation. The sale is anticipated within the next 12 months. The following table summarizes the major categories of assets which remain classified as held for sale in the accompanying consolidated balance sheets at December 31, 2018 (in thousands):

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. Activity in goodwill for the years ended December 31, 2017 and 2018 is provided below (in thousands):

Balance as of December 31, 2016	$239,553
Goodwill acquired through the acquisition of Resolution Imaging Medical Corp	1,901
Goodwill acquired through the acquisition of MRI Centers Inc.	401
Goodwill disposed through the transfer to Santa Monica Imaging Group JV	(1,901)
Goodwill acquired through the acquisition of D&D Diagnostics, Inc.	1,519
Goodwill acquired through the acquisition of Stockton MRI, Inc.	3,101
Goodwill disposed through the sale of Hematology Oncology	(110)
Goodwill acquired through the acquisition of DIA, Inc.	9,185
Goodwill disposed through the sale of Breastlink Medical Group, Inc.	(509)
Goodwill acquired through the acquisition of RDI, Inc.	1,202
Adjustments to our preliminary allocation of the purchase price of DIA, Inc.	1,058
Goodwill acquired through the acquisition of RadSite, LLC	1,665
Goodwill transferred to other assets	(289)
Balance as of December 31, 2017	256,776
Goodwill acquired through the acquisition of Imaging Services Company of New York, LLC	2,692
Goodwill acquired through the acquisition of certain assets of MemorialCare Medical Foundation	545
Goodwill transferred to assets held for sale	(1,059)
Goodwill acquired through the acquisition of Women's Imaging Specialists in Healthcare	4,268
Goodwill acquired through the acquisition of Valley Metabolic Imaging	1,469
Goodwill acquired through the acquisition of Sierra Imaging Associates	1,147
Goodwill disposed through the sale of plastic surgery unit	(80)
Goodwill acquired through the acquisition of Washington Heights Medical Management	2,303
Goodwill acquired through the acquisition of Medical Arts Radiological Group, P.C.	41,469
Goodwill acquired through the acquisition of Arcadia Radiology Imaging Services, LLC	2,582
Goodwill acquired through the acquisition of Southern California Diagnostic Imaging, Inc.	41
Goodwill acquired through the acquisition of Orange County Diagnostics Imaging Center, Inc.	3,618
Goodwill acquired through assuming operational control of New Jersey Imaging Network, LLC	106,122
Goodwill impaired in the Imaging On Call reporting unit	(3,800)
Balance as of December 31, 2018	$418,093

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2018 is $160.1 million.

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at a cost of $57.5 million less accumulated amortization of $28.0 million at December 31, 2018. Also included in other intangible assets is the value of covenant not to compete contracts associated with our facility acquisitions totaling $7.7 million less valuation adjustments and accumulated amortization of $6.4 million, as well as the value of trade names associated with acquired imaging facilities totaling $12.1 million less accumulated amortization of $1.5 million and dispositions and impairments totaling $887,000.

Total amortization expense was $2.7 million for the year ended December 31, 2018 and $2.6 million for each of the years ended December 31, 2017 and 2016. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	2,287	2,287	2,287	2,287	2,287	18,108	29,543	12.9
Covenant not to compete contracts	376	301	240	210	98	—	1,225	3.9
Trade Names amortized	11	11	11	11	9	—	53	5.0
Trade Names indefinite life	—	—	—	—	—	9,772	9,772	—
Total Annual Amortization	2,674	2,599	2,538	2,508	2,394	27,880	40,593

* These trade name intangibles have an indefinite life

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2018	2017
Land	$250	$250
Medical equipment	449,776	380,439
Computer and office equipment, furniture and fixtures	102,798	96,382
Software development costs	6,391	6,391
Leasehold improvements	337,878	273,436
Equipment under capital lease	12,119	17,180
Total property and equipment cost	909,212	774,078
Accumulated depreciation	(563,483)	(529,511)
Total net property and equipment	345,729	244,567
Equipment transferred to other assets	—	(266)
Total property and equipment	$345,729	$244,301

Depreciation and amortization expense of property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2018, 2017 and 2016 was $70.2 million, $64.2 million, and $64.0 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2018	2017
Accounts payable	$68,040	$28,538
Accrued expenses	60,958	67,298
Accrued salary and benefits	37,167	30,670
Accrued professional fees	14,863	9,303
Total	$181,028	$135,809

NOTE 8 - NOTES PAYABLE, REVOLVING CREDIT FACILITY AND CAPITAL LEASES

Revolving credit facility, notes payable, and capital lease obligations:

	December 31, 2018	December 31, 2017
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$587,191	$620,272

Discount on First Lien Term Loans	(15,112)	(18,470)

Term Loan Agreement collateralized by NJIN's tangible and intangible assets	59,250	—

Revolving Credit Facility	28,000	—

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	199	592

Equipment notes payable at interest rates ranging from 3.3% to 5.6%, due through 2020, collateralized by medical equipment	632	195

Obligations under capital leases at interest rates ranging from 4.3% to 11.2%, due through 2022, collateralized by medical and office equipment	12,119	6,538
Total debt obligations	672,279	609,127
Less current portion	(39,267)	(34,090)
Long-term portion debt obligations	$633,012	$575,037

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts, capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2019	$37,011
2020	37,857
2021	65,956
2022	39,081
2023	495,366
Total notes payable obligations	$675,271

We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2019	$6,018
2020	3,481
2021	2,614
2022	692
Total minimum payments	12,805
Amount representing interest	(686)
Present value of net minimum lease payments	12,119
Less current portion	(5,614)
Long-term portion lease obligations	$6,505

Term Loans, Revolving Credit Facility and Financing Activity Information:

At December 31, 2018, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Barclays Revolving Credit Facility”).

At December 31, 2018, our SunTrust credit facilities were comprised of one term loan ("Term Loan Agreement") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility")

As of December 31, 2018, we were in compliance with all covenants under our credit facilities.

Deferred financing costs at December 31, 2018, net of accumulated amortization, was $1.4 million and is specifically related to our Barclays Revolving Credit Facility.

Included in our consolidated balance sheets at December 31, 2018 are $631.3 million of senior secured term loan debt (net of unamortized discounts of $15.1 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$587,191	$(15,112)	$572,079
Term Loan Agreement	59,250	—	59,250
Total Term Loans	$646,441	$(15,112)	$631,329

We had a balance of $28.0 million under our $117.5 million Barclays Revolving Credit Facility at December 31, 2018.

We had no balance under our $30.0 million SunTrust Revolving Credit Facility at December 31, 2018.

The following describes our Barclays financing activities:

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

At December 31, 2018 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.44% and 5.50%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings remained at 3.75% and 2.75%, respectively.

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

For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Revolving Credit Facility. As of December 31, 2018, the interest rate payable on revolving loans was 8.25% and the amount available to borrow under the Revolving Credit Facility was $83.2 million.

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

The following describes our SunTrust financing activities:

Amended and Restated Revolving Credit and Term Loan Agreement

On August 31, 2018, NJIN completed the Amended and Restated Revolving Credit and Term Loan Agreement (the "Restated Agreement") as borrower with SunTrust Bank, Santander, California Bank and Trust, and Manufacturers and Traders Trust as lenders for an additional aggregate of $48.1 million as categorized below:

Revolving Credit Facility: The Restated Agreement establishes a $30.0 million revolving credit facility available to NJIN for funding requirements with a revolving commitment termination date of September 30, 2023. This represents an increase of $20.0 million over the original loan agreement of $10.0 million. The revolving credit line bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Restated Agreement) plus 2.75% per annum or the Base Rate (as defined in the Restated Agreement) plus 1.75% per annum, (ii) letter of credit and fronting fees at 2.75% per annum, and (iii) commitment fee of 0.45% per annum on the unused revolver balance. NJIN has not borrowed against the revolving credit line.

Term Loan: The Restated Agreement establishes a $60.0 million term loan facility with repayment in scheduled quarterly amounts with a maturity date of September 30, 2023. This increases the existing term loan facility by $28.1 million and extends the term of the loan from September 30, 2020 to September 30, 2023.

Interest: The interest rates currently payable are (a) the Eurodollar Rate (as defined in the Restated Agreement) plus and applicable margin of 2.75% per annum or (b) the Base Rate (as defined in the Restated Agreement) plus an applicable margin of 1.75% per annum. The applicable margin for both the rates is based on a sliding scale of the current leverage ratio, with 2.75% per annum down to 1.50% per annum for Eurodollar loans and 1.75% per annum down to 0.50% per annum for Base Rate loans. The current election is a one month Eurodollar election.

Payments: The scheduled amortization of the term loans under the Restated Agreement begin December 31, 2018 with quarterly payments of $750,000, representing 5% per annum of the total amount owed. At scheduled intervals, the quarterly amortization increases $375,000 over the prior year, with the remaining balance to be paid at maturity.

 Revolving Credit and Term Loan Agreement

On September 30, 2015, the Company completed the Revolving Credit and Term Loan Agreement (the "Agreement") as borrower with SunTrust Bank, California Bank and Trust, and Manufacturers and Traders Trust as lenders for an aggregate of $50.0 million as categorized below:
Revolving Credit Facility: The Agreement establishes a $10.0 million revolving credit facility available to the Company for needed funding requirements with a revolving commitment termination date of September 30, 2020. The revolving credit line bears interest based on types of borrowings as follows: (i) unpaid principal at the Adjusted Eurodollar Rate (as defined in the Agreement) plus 3.00% per annum or the Base Rate (as defined in the Agreement) plus 2.00% per annum, (ii) letter of credit and fronting fees at 3.00% per annum, and (iii) commitment fee of 0.45% per annum on the unused revolver balance.
Term Loan: The agreement establishes a $40.0 million term loan facility with repayment in scheduled quarterly amounts with a maturity date of September 30, 2020.

Interest:The interest rates currently payable are (a) the Eurodollar Rate (as defined in the Agreement) plus and applicable margin of 3% per annum or (b) the Base Rate (as defined in the Agreement) plus an applicable margin of 2% per annum. The applicable margin for both the rates is based on a sliding scale of the current leverage ratio, with 3% per annum down to 1.75% per annum for Eurodollar loans and 2% per annum down to 0.75% per annum for Base Rate loans.

Payments: The scheduled amortization of the term loans under the Agreement begin December 31, 2015 with quarterly payments of $500,000, representing 5% per annum of the initial amount borrowed. Each December 31 for the years following, the scheduled quarterly amortization increases $250,000 over the prior year, with the remaining balance to be paid at maturity.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases – We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2052. Certain leases contain renewal options from two to ten years and escalation based either on the consumer price index or fixed rent escalators. Leases with fixed rent escalators are recorded on a straight-line basis. We record deferred rent for tenant leasehold improvement allowances received from certain lessors and amortize the deferred rent expense over the term of the lease agreement. Minimum annual payments under operating leases for future years ending December 31 are as follows (in thousands):

	Facilities	Equipment	Total
2019	$75,588	$14,924	$90,512
2020	66,116	14,385	80,501
2021	57,826	12,966	70,792
2022	48,542	10,264	58,806
2023	38,800	7,095	45,895
Thereafter	160,327	5,144	165,471
	$447,199	$64,778	$511,977

Total rent expense, including equipment rentals, for the years ended December 31, 2018, 2017 and 2016 was $83.0 million, $78.6 million and $74.2 million, respectively.

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

NOTE 10 – INCOME TAXES

For the years ended December 31, 2018, 2017 and 2016, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2018	2017	2016
Federal current tax	$(765)	$871	$88
State current tax	7,263	4,906	914
Other current tax	20	23	28
Federal deferred tax	(2,020)	21,389	2,539
State deferred tax	(4,104)	(2,879)	863

Income tax expense (benefit)	$394	$24,310	$4,432

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	Years Ended December 31,
	2018		2017		2016
Federal tax	$8,256	21.00%	$8,971	34.00%	$4,229	34.00%
State franchise tax, net of federal benefit	1,332	3.39%	1,799	6.82%	224	1.80%
Other Non deductible expenses	471	1.20%	91	0.35%	(11)	(0.09)%
Changes in valuation allowance	1,760	4.48%	(1,045)	(3.96)%	585	4.70%
Tax Cuts and Jobs Act	—	—%	13,527	51.27%	—	—%
Gain on change in control	(8,303)	(21.12)%	—	—%	—	—%
Deferred true-ups and other	(4,254)	(10.82)%	(194)	(0.74)%	(3,142)	(25.25)%
Other reconciling items	1,132	2.88%	1,161	4.39%	2,547	20.47%

Income tax expense (benefit)	$394	1.00%	$24,310	92.13%	$4,432	35.64%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2018	2017
Net operating losses	$46,875	$47,212
Accrued expenses	3,421	3,242
Straight-Line rent adjustment	9,811	7,749
Unfavorable contract liability	1,354	1,288
Equity compensation	1,065	871
Allowance for doubtful accounts	14,850	8,720
Other	2,815	2,504
Valuation allowance	(5,810)	(4,049)
Total Deferred Tax Assets	$74,381	$67,537
Deferred tax liabilities:
Property and equipment	(6,194)	(373)
Goodwill	(19,780)	(17,568)
Intangibles	(8,110)	(7,839)
Non accrual experience method reserve	(1,446)	(2,778)
Other	(7,345)	(8,127)
Total Deferred Tax Liabilities	$(42,875)	$(36,685)

Net Deferred Tax Asset	$31,506	$30,852

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $193.7 million, which comprise of definite and indefinite net operating losses. We had federal net operating loss carryforwards of approximately $187.7 million, which expire at various intervals from the years 2022 to 2037, and had carryforwards of $6.0 million of net operating losses generated in 2018, which do not expire. Federal net operating losses generated following December 31, 2017 carryover indefinitely and may generally be used to offset up to 80% of future taxable net income. The Company also had state net operating loss carryforwards of approximately $101.2 million, which expire at various intervals from the years 2019 through 2038. As of December 31, 2018, $23.5 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2018, we have determined that deferred tax assets of $74.4 million are more likely-than-not to be realized. We have also determined that deferred tax liabilities of $19.8 million are related to book basis in goodwill that has an indefinite life.

We file consolidated income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014. We do not anticipate the results of any open examinations would result in a material change to its financial position.

At December 31, 2018, the Company has unrecognized tax benefits of $4.6 million of which $3.7 million will affect the effective tax rate if recognized.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended as follows (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of year	$3,615	$3,861	$94
Increases related to prior year tax positions	896	1	3,861
Increases related to current year tax positions	111	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—	(94)
Increase (decrease) related to change in rate	7	(247)	—
Balance at end of year	$4,629	$3,615	$3,861

We believe it is reasonably possible it will not materially reduce its unrecognized tax benefits within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2018 the Company accrued approximately $280,000 of interest and penalties. As of December 31, 2018, accrued interest and penalties amounted to approximately $300,000.

Pursuant to the federal tax legislation that was enacted on December 22, 2017 ("Tax Act"), the Company re-measured its existing deferred tax assets and liabilities based on 21%, the current rate at which they are expected to reverse in the future. In 2017, the Company recorded provisional amounts for certain enactment-date efforts of the Act by applying the guidance in SAB 118 because it had not yet completed our enactment-date effects of the Act. The Company has completed analysis of Tax Act's income tax effects. In total, the Company recorded a non-cash charge of $13.6 million, which is included as a component of income tax expense from continuing operations in 2017. Upon further analysis of certain aspects of the Tax Act and refinement of the calculations during the 12 months ended December 31, 2018, the Company found an immaterial adjustment was necessary.

NOTE 11 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options

We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we first amended and restated as of April 20, 2015 and again on March 9, 2017 (“the Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the 2017 Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the 2017 Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over three to five years and expire five to 10 years from the date of grant.

As of December 31, 2018, we had outstanding options to acquire 513,282 shares of our common stock, of which options to acquire 60,221 shares were exercisable. The following summarizes all of our option transactions for the twelve months ended December 31, 2018:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life(in years)	Aggregate Intrinsic Value
Balance, December 31, 2017	420,149	$6.10
Granted	133,133	10.05
Exercised	(10,000)	2.04
Canceled, forfeited or expired	(30,000)	2.04
Balance, December 31, 2018	513,282	7.44	7.77	$1,440,147
Exercisable at December 31, 2018	60,221	5.95	6.38	254,199

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2018 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2018. Options in the amount of 10,000 shares were exercised during the twelve months ended December 31, 2018. As of December 31, 2018, total unrecognized stock-based compensation expense related to non-vested employee awards was $1,009,618 which is expected to be recognized over a weighted average period of approximately 2.3 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of December 31, 2018, we have issued a total of 5,457,620 RSA’s of which 277,504 were unvested at December 31, 2018. The following summarizes all unvested RSA’s activities during the twelve months ended December 31, 2018:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2017	447,351		$6.17
Changes during the period
Granted	512,160		$10.30
Vested	(680,857)		$7.94
Forfeited	(1,150)		$6.00
RSA's unvested at December 31, 2018	277,504	0.40	$9.77

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the twelve months ended December 31, 2018 we issued 51,000 shares relating to these awards, amounting to $450,700 of compensation expense.

Plan summary

In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at December 31, 2018, we had issued 13,991,452 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 3,170,009 and 60,203 shares, respectively, there remain 3,238,760 shares available under the Restated Plan for future issuance.

NOTE 12 – EMPLOYEE BENEFIT PLAN

We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. As of January 1, 2017, RadNet provides a matching contribution in the amount to a maximum of 1.0% per 4.0% of employee contribution. RadNet contributed $2.3 million for the year ended December 31, 2017 and is expected to contribute approximately $2.6 million for the year ended December 31, 2018.

NOTE 13 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2018 and 2017. This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except per share data).

	2018 Quarter Ended				2017 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Statement of Operations Data:
Net revenue	$231,392	$244,395	$242,148	$257,211	$229,013	$230,014	$227,607	$235,552

Total operating expenses	232,280	228,525	225,700	257,755	222,266	215,853	216,765	217,252

Total other expenses	10,040	10,646	10,670	(27,620)	9,993	8,009	9,328	9,889

Equity in earnings of joint ventures	(2,977)	(3,748)	(2,822)	(1,830)	(1,928)	(2,994)	(3,450)	(5,182)

Benefit from (provision for) income taxes	2,497	(2,505)	(2,827)	2,441	458	(3,523)	(1,112)	(20,133)

Net (loss) income	(5,454)	6,467	5,773	31,347	(860)	5,623	3,852	(6,540)

Net income (loss) attributable to noncontrolling interests	1,884	1,061	734	2,211	350	313	623	736

Net (loss) income attributable to Radnet, Inc. common stockholders	$(7,338)	$5,406	$5,039	$29,136	$(1,210)	$5,310	$3,229	$(7,276)
Basic net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.15)	$0.11	$0.10	$0.60	$(0.03)	$0.11	$0.07	$(0.15)

Diluted net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.15)	$0.11	$0.10	$0.59	$(0.03)	$0.11	$0.07	$(0.15)

Weighted average shares outstanding
Basic	47,823	47,969	48,011	48,633	46,560	46,756	46,954	47,237
Diluted	47,823	48,526	48,615	49,259	46,560	47,196	47,578	47,886

NOTE 14 – RELATED PARTY TRANSACTIONS

We used World Wide Express, a package delivery company formerly owned by our western operations chief operating officer, to provide delivery services for us. For the year ended December 31, 2016, we paid approximately $670,000 to World Wide Express for those services. World Wide Express is no longer affiliated with the Company as a related party for the years ended December 31, 2018 and 2017.

NOTE 15 – SUBSEQUENT EVENTS

On February 1, 2019 our majority owned subsidiary, West Valley Imaging Group, LLC, completed its acquisition of certain assets of West Valley Imaging Center, LLC consisting of a multi-modality imaging center located in West Hills, California for purchase consideration of $3.0 million.

On March 1, 2019 we entered into the Ventura County Imaging Group, LLC, a partnership with Dignity Health. The operation will offer multi-modality imaging services out of four locations across Ventura County, California. Total investment in the venture is $15.0 million. RadNet contributed $9.0 million in assets for a 60% economic interest and Dignity Health contributed cash and assets totaling $6.0 million for a 40% economic interest.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2018. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report, which is included below in this Annual Report on Form 10-K.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

Changes in Internal Control over Financial Reporting

Management previously identified in the years ended December 31, 2015, 2016 and 2017 a material weakness in our internal control over financial reporting relating to the following:

•
Certain information technology dependent manual controls which are (i) designed to ensure the completeness of revenue transaction processing, and (ii) designed to ensure a reasonable valuation of the Company’s accounts receivable balance were not performed timely, accurately or reviewed with sufficient precision.

Management identified the following changes in internal control over financial reporting, effective in the fourth quarter, that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting:

•
Management enhanced and redesigned controls that focused on executing certain information technology dependent manual controls designed to ensure the reasonable valuation of the Company’s accounts receivable balance on a timely basis.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of RadNet, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RadNet, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 18, 2019

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

10.2
Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit E to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.3
Joinder Agreement, dated as of April 30, 2015, among Barclays Bank Plc, Radnet Management, Inc., a California corporation, Radnet Inc., a Delaware corporation, and certain affiliates and subsidiaries of Radnet Management Inc. (incorporated by reference to exhibit filed with Form 8-K on May 1, 2015).

10.4
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

10.5
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

10.6
Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement, dated as of August 22, 2017 by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to exhibit filed with Form 8-K on August 23, 2017)

10.7	RadNet, Inc. 2006 Equity Incentive Plan (Amended and Restated as of March 9, 2017) (incorporated by reference to exhibit filed with Form 8-K on June 13, 2017).

10.8	Form of Incentive Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.9	Form of Nonstatutory Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.10	Form of Restricted Stock Award for Officers under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.11	Form of Restricted Stock Award for Non-Employee Directors under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.12
Form of Restricted Stock Unit Agreement (deferred settlement) for Officers under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.13
Form of Restricted Stock Unit Agreement (deferred settlement) for Non-Employee Directors under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.14	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.15	Nonqualified Deferred Compensation Plan, effective as of May 5, 2016 (incorporated by reference to exhibit filed with Form 8-K on May 9, 2016).

10.16	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.17	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.18	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.19	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.20	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.21	Second Amendment to Employment Agreement dated November 16, 2015 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.22	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.23	First Amendment to Employment Agreement dated November 16, 2015 with Mark Stolper (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.24	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.25	First Amendment to Retention Agreement dated November 16, 2015 with Stephen Forthuber (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.26	Employment Agreement dated as of January 1, 2009 with Stephen M. Forthuber (incorporated by reference to exhibit filed with Form 10-Q on May 10, 2017).

10.27
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

10.28
Revolving Credit and Term Loan Agreement dated September 30, 2015 among New Jersey Imaging Network, LLC, the various lenders identified therein, and SunTrust Bank as administrative agent, issuing bank and swingline lender.

10.29
Amended and Restated Revolving Credit and Term Loan Agreement dated  August 31, 2018 among New Jersey Imaging Network, LLC, the various lenders identified therein, and SunTrust Bank as administrative agent, issuing bank and swingline lender.

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

Item 16.  10-K Summary

None
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: March 18, 2019	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 18, 2019

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 18, 2019

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 18, 2019

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 18, 2019

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 18, 2019

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 18, 2019

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 18, 2019

By	/s/ MARK D. STOLPER
Mark D. Stolper,Chief Financial Officer (Principal Accounting Officer)

Date: March 18, 2019