Form 10-Q
period 2019-03-31
RadNet, Inc.
filed 2019-05-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Class Title	Trading Symbol	Registered Exchange
Common Stock	RDNT	NASDAQ
The number of shares of the registrant’s common stock outstanding on May 6, 2019 was 50,079,978 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,428	$10,389
Accounts receivable	156,767	148,919
Due from affiliates	619	595
Prepaid expenses and other current assets	46,276	46,288
Assets held for sale	2,041	2,499
Total current assets	216,131	208,690
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	343,964	345,729
Operating lease right-of-use assets	403,066	—
Total property, equipment and right-of-use assets	747,030	345,729
OTHER ASSETS
Goodwill	424,308	418,093
Other intangible assets	40,872	40,593
Deferred financing costs	1,218	1,354
Investment in joint ventures	39,712	37,973
Deferred tax assets, net of current portion	31,952	31,506
Deposits and other	24,845	25,392
Total assets	$1,526,068	$1,109,330
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$177,659	$181,028
Due to affiliates	17,583	13,089
Deferred revenue	1,958	2,398
Current portion of deferred rent	—	3,735
Current finance lease liability	4,936	—
Current operating lease liability	64,538	—
Current portion of notes payable	33,912	33,653
Current portion of obligations under capital leases	—	5,614
Total current liabilities	300,586	239,517
LONG-TERM LIABILITIES
Deferred rent, net of current portion	—	31,542
Long-term finance lease liability	5,663	—
Long-term operating lease liability	375,363	—
Notes payable, net of current portion	630,874	626,507
Obligations under capital lease, net of current portion	—	6,505
Other non-current liabilities	44	5,006
Total liabilities	1,312,530	909,077
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 50,081,478 and 48,977,485 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in-capital	256,488	242,835
Accumulated other comprehensive income	1,055	2,259
Accumulated deficit	(121,648)	(117,915)
Total RadNet, Inc.'s stockholders' equity	135,900	127,184
Noncontrolling interests	77,638	73,069
Total equity	213,538	200,253
Total liabilities and equity	$1,526,068	$1,109,330

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE
Service fee revenue	$242,672	204,168
Revenue under capitation arrangements	28,877	27,224
Total revenue	271,549	231,392
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	243,057	215,634
Depreciation and amortization	19,620	17,856
Loss (gain) on sale and disposal of equipment	971	(1,936)
Severance costs	631	726
Total operating expenses	264,279	232,280
INCOME (LOSS) FROM OPERATIONS	7,270	(888)

OTHER INCOME AND EXPENSES
Interest expense	12,295	10,039
Equity in earnings of joint ventures	(1,873)	(2,977)
Other expenses	—	1
Total other expenses	10,422	7,063
LOSS BEFORE INCOME TAXES	(3,152)	(7,951)
Benefit from income taxes	1,230	2,497
NET LOSS	(1,922)	(5,454)
Net income attributable to noncontrolling interests	1,811	1,884
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(3,733)	$(7,338)

BASIC NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.08)	$(0.15)
DILUTED NET LOSS PER SHARE
ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.08)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	49,553,694	47,822,618
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2019	2018
NET LOSS	$(1,922)	$(5,454)
Foreign currency translation adjustments	(8)	22
Change in fair value of cash flow hedge, net of taxes	(1,196)	3,095
COMPREHENSIVE LOSS	(3,126)	(2,337)
Less comprehensive income attributable to noncontrolling interests	1,811	1,884
COMPREHENSIVE LOSS ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$(4,937)	$(4,221)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholder’s equity, including noncontrolling interest, during the three months ended March 31, 2019 and March 31, 2018.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - JANUARY 1, 2019	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253

Issuance of common stock upon exercise of options	10,000	—	50	—	—	50	—	50
Stock-based compensation	586,000	—	4,514	—	—	4,514	—	4,514
Issuance of restricted stock and other awards	67,786	—	—	—	—	—	—	—
Issuance of common stock for purchase of membership interest in HVRA	440,207	—	6,000	—	—	6,000	—	6,000
Sale of noncontrolling interests, net of taxes	—	—	3,089	—	—	3,089	2,008	5,097
Contribution from noncontrolling partner	—	—	—	—	—	—	750	750
Change in cumulative foreign currency translation adjustment	—	—	—	(8)	—	(8)	—	(8)
Change in fair value cash flow hedge, net of taxes	—	—	—	(1,196)	—	(1,196)	—	(1,196)
Net loss	—	—	—	—	(3,733)	(3,733)	1,811	(1,922)
BALANCE-MARCH 31, 2019	50,081,478	$5	$256,488	$1,055	$(121,648)	$135,900	$77,638	$213,538

BALANCE - JANUARY 1, 2018	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925

Stock-based compensation	—	$—	$3,643	$—	$—	$3,643	$—	$3,643
Issuance of restricted stock and other awards	512,701	$—	$—	$—	$—	$—	$—	$—
Sale of noncontrolling interests, net of taxes	—	$—	$18,663	$—	$—	$18,663	$27,232	$45,895
Distributions paid to noncontrolling interests	—	$—	$—	$—	$—	$—	$(759)	$(759)
Change in cumulative foreign currency translation adjustment	—	$—	$—	$22	$—	$22	$—	$22
Change in fair value cash flow hedge, net of taxes	—	$—	$—	$3,095	$—	$3,095	$—	$3,095
Net loss	—	$—	$—	$—	$(7,338)	$(7,338)	$1,884	$(5,454)
BALANCE - MARCH 31, 2018	48,236,616	$5	$234,567	$2,569	$(157,496)	$79,645	$36,722	$116,367

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,922)	$(5,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,620	17,856
Amortization of operating lease right-of-use assets	16,000	—
Equity in earnings of joint ventures	(1,873)	(2,977)
Distributions from joint ventures	—	2,821
Amortization deferred financing costs and loan discount	975	974
Loss (gain) on sale and disposal of equipment	971	(1,936)
Stock-based compensation	4,538	3,745
Noncash items included in cost of operations	(559)	—
Change in fair value of contingent consideration	(640)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(9,486)	(6,132)
Other current assets	(1,184)	1,003
Other assets	1,254	(2,715)
Deferred taxes	(1,481)	(2,759)
Operating lease liability	(15,863)	—
Deferred rent	—	1,302
Deferred revenue	(440)	105
Accounts payable, accrued expenses and other	16,989	18,480
Net cash provided by operating activities	26,900	24,313
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(3,000)	(5,819)
Equity investments at fair value	(143)	(2,200)
Purchase of property and equipment	(32,940)	(23,946)
Proceeds from sale of equipment	756	2,116
Proceeds from the sale of equity interests in a joint venture	132	—
Net cash used in investing activities	(35,195)	(29,849)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(1,713)	(1,736)
Payments on Term Loan Debt	(9,020)	(8,270)
Distributions paid to noncontrolling interests	—	(759)
Proceeds from sale of noncontrolling interest	5,275	—
Contribution from noncontrolling partner	750	—
Proceeds from revolving credit facility	144,900	—
Payments on revolving credit facility	(131,900)	—
Proceeds from issuance of common stock upon exercise of options	50	—
Net cash provided by (used in) financing activities	8,342	(10,765)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8)	22
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39	(16,279)
CASH AND CASH EQUIVALENTS, beginning of period	10,389	51,322
CASH AND CASH EQUIVALENTS, end of period	$10,428	$35,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$10,296	$9,050
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $32.6 million and $36.1 million during the three months ended March 31, 2019 and 2018, respectively, which were not paid for as of March 31, 2019 and 2018, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
During the three months ended March 31, 2018 we executed, exclusive of commitments assumed through acquisitions, capital lease debt of approximately $4.0 million. No such action was taken for the three months ended March 31, 2019.
We recorded an investment in joint venture of $3.0 million to ScriptSender, LLC, on January 6, 2017, representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. The remaining finance capital contribution due at December 31, 2018 of $268,000 was paid during the quarter ended March 31, 2019.
We transferred approximately $4.3 million in net assets in March 2019 to our new joint venture, Ventura County Imaging Group. LLC. See Note 4, Facility Acquisitions and Dispositions, for further information.
On February 27, 2019, we issued 440,207 shares of our common stock to the sellers of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") which permitted our variable interest entity, Lenox Hill Radiology and Medical Imaging Associates, P.C., to complete its purchase of the membership interest of HVRA. The shares were ascribed a value of $6.0 million.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2019, we operated directly or indirectly through joint ventures with hospitals, 335 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.
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

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 810-10-15-14, Consolidation, stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs in which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.
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
As of February 28, 2019, we contract with seven medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York (“the NY Groups”). These contracts are similar to our contract with BRMG. Five of the NY Groups are owned or controlled by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of the NY Groups which provide professional medical services at one of our Manhattan facilities. On February 28, 2019, one of our NY Group entities, Lenox Hill Radiology and Medical Imaging Associates, P.C. ("LHR"), purchased the membership interest of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") for $6.0 million of RadNet common stock and contingent consideration valued at $680,000 to guarantee the share value issued for a period of six months post acquisition date. LHR has performed a preliminary purchase price allocation and recorded equipment of $10,000, a covenant not to compete of $700,000, trade name of $70,000 and goodwill of $3.1 million from the transaction. In connection with the acquisition, RadNet also settled against the purchase consideration, $2.8 million, net of taxes, of an unfavorable vendor contract with HVRA stemming from the previous acquisition of Radiologix, Inc. in November 2006.

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
We have determined that BRMG and the NY Groups are VIEs, that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $37.4 million and $34.0 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2019 and 2018, respectively, and $37.4 million and $34.0 million of operating expenses for the three months ended March 31, 2019 and 2018, respectively. RadNet recognized in its condensed consolidated statement of operations $142.3 million and $118.6 million of net revenues for the three months ended March 31, 2019, and 2018 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.
The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2019 and December 31, 2018, we have included approximately $98.7 million and $88.9 million, respectively, of accounts receivable and approximately $6.3 million and $5.6 million, respectively, of accounts payable and accrued liabilities related to BRMG and the NY Groups. Also in our consolidated balance sheets at March 31, 2019 we have included $2.7 million in intangible assets related to the purchase of membership interest of a New York Group VIE.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2019 and 2018 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2018.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
During the period covered in this report, we adopted a new significant accounting policy on Leases as described in Note 5 below. Except for the policy on Leases, there have been no material changes to the significant accounting policies we use and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2018. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

REVENUES - Our revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
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
The Company’s total net revenues during the three months ended March 31, 2019 and 2018 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2019	2018
Commercial insurance	$151,678	$126,225
Medicare	54,199	44,076
Medicaid	7,120	6,048
Workers' compensation/personal injury	11,027	8,431
Other patient revenue	5,835	5,606
Management fee revenue	2,117	3,677
Teleradiology and Software revenue	4,386	3,816
Other	6,310	6,289
Service fee revenue	242,672	204,168
Revenue under capitation arrangements	28,877	27,224
Total revenue	$271,549	$231,392
RECLASSIFICATION – We have reclassified certain amounts within our table of income allocation for 2018 to conform to our 2019 presentation.
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

In 2018 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The aggregate gross amount factored under these facilities was $20.5 million for the year ended December 31, 2018 and the cost of factoring such accounts receivable for the year ended December 31, 2018 was $440,000. Proceeds will be received as a combination of cash and payments on notes receivable and will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At March 31, 2019 we have $17.8 million remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.2 million and $1.4 million, as of March 31, 2019 and December 31, 2018, respectively and related to our line of credit. See Note 6, Revolving Credit Facility and Notes Payable, for more information.
INVENTORIES - Inventories, consisting mainly of medical supplies, are stated at the lower of cost or net realizable value with cost determined by the first-in, first-out method.
PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is performed using the straight-line method over the estimated useful lives of the assets acquired, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of lease term or their estimated useful lives, which range from 3 to 15 years. Maintenance and repairs are charged to expense as incurred.
BUSINESS COMBINATION - When the qualifications for business combination accounting treatment are met, it requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
GOODWILL AND INDEFINITE LIVED INTANGIBLES- Goodwill at March 31, 2019 totaled $424.3 million. Indefinite lived intangible assets at March 31, 2019 were $9.9 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2018. During the review we noted our Teleradiology unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to our the reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $100,000. We have not identified any indicators of impairment through March 31, 2019. Activity in goodwill for the three months ended March 31, 2019 is provided below (in thousands):

Balance as of December 31, 2018	$418,093
Adjustments to our preliminary allocation of the purchase price of Medical Arts Radiological Group, P.C.	722
Goodwill acquired through the acquisition of certain assets of Dignity Health	1
Goodwill acquired through the acquisition of certain assets of West Valley Imaging Center, LLC	2,490
Goodwill disposed through sale of assets	(123)
Goodwill acquired by Lenox Hill Radiology through the membership purchase of HVRA	3,125
Balance as of March 31, 2019	$424,308
INCOME TAXES - Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income in determining whether our net deferred tax assets are more likely than not to be realized. We recorded an income tax benefit of $1.2 million, or an effective tax rate of 39.0%, for the three months ended March 31, 2019 compared to income tax benefit for the three months ended March 31, 2018 of $2.5 million, or an effective tax rate of 22.4%. The income tax rates for the three months ended March 31, 2019 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustment associated with uncertain tax positions.
U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, we recorded provisional amounts due to the revaluation of deferred tax assets and liabilities and the transition tax on deemed repatriation of accumulated foreign income during the year ended December 31, 2018. Both of these tax charges represent provisional amounts and our current best estimates. Any adjustments recorded to the provisional amounts will be included as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon our current interpretation of the Tax Reform Act and may change as we receive additional clarification and implementation guidance.
We are not under examination in any jurisdiction and the years ended December 31, 2018, 2017, and 2016 remain subject to examination. We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. See Note 5, Leases, for more information.
EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. See Note 7, Stock-Based Compensation, for more information.
COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income or loss and its components. Our unrealized gains or losses on foreign currency translation adjustments and our interest rate cap agreement are included in comprehensive income. The components of comprehensive loss for the three months ended March 31, 2019 are included in the consolidated statements of comprehensive loss.
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
At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2016 Caps at March 31, 2019.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss is as follows (amounts in thousands):

For the three months ended March 31, 2019
Account	January 1, 2019 Balance	Amount of comprehensive loss recognized on derivative	March 31, 2019 Balance	Location
Accumulated Other Comprehensive Income (Loss)	2,506	(1,196)	1,310	Current Assets & Equity

For the twelve months ended December 31, 2018
Account	January 1, 2018 Balance	Amount of comprehensive gain recognized on derivative	December 31, 2018 Balance	Location
Accumulated Other Comprehensive (Loss) Income	(370)	2,876	2,506	Current Assets & Equity

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
The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$—	$1,690	$—	$1,690

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current assets
Interest Rate Contracts	$—	$3,316	$—	$3,316
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

The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$638,144	$—	$638,144	$637,420

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$633,229	$—	$633,229	$646,441
As of March 31, 2019 and December 31, 2018, our Barclays revolving credit facility had $41.0 million and $28.0 million aggregate principal amount outstanding, respectively. Our SunTrust revolving credit facility had no principal amount outstanding at March 31, 2019.
The estimated fair value of our long-term debt, which is discussed in Note 6, was determined using Level 2 inputs primarily related to comparable market prices.
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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to RadNet, Inc.'s common stockholders	$(3,733)	$(7,338)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	49,553,694	47,822,618
Basic and diluted net loss per share attributable to RadNet, Inc.'s common stockholders	$(0.08)	$(0.15)

For the three months ended March 31, 2019 and 2018 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.
EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment.
As of March 31, 2019, we have two equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
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
In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was identified as of the three months ended March 31, 2019.
Turner Imaging:
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that will convert to additional preferred shares no later than December 21, 2019. No impairment in our investment was identified for the three months ended March 31, 2019.
INVESTMENT IN JOINT VENTURES – We have 14 unconsolidated joint ventures with ownership interests ranging from 25% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2019.
Sale of joint venture interest:

On April 1, 2017, we formed in conjuncture with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA with RadNet holding a 40% economic interest and CSMC holding a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from the company, an additional five percent economic interest in SMIG valued at $134,000. As a result of the transaction, our economic interest in SMIG has been reduced to 35%. We recorded a loss of $2,000 on the transaction.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2019 (in thousands):

Balance as of December 31, 2018	$37,973
Equity in earnings in these joint ventures	1,873
Sale of ownership interest	(134)
Balance as of March 31, 2019	$39,712
We charged management service fees from the centers underlying these joint ventures of approximately $2.1 million and $3.4 million for the quarters ended March 31, 2019 and 2018, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.
The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2019 and December 31, 2018 and income statement data for the three months ended March 31, 2019 and 2018 (in thousands):

Balance Sheet Data:	March 31, 2019	December 31, 2018
Current assets	$33,301	$28,317
Noncurrent assets	59,804	45,912
Current liabilities	(8,244)	(4,300)
Noncurrent liabilities	(15,881)	(4,898)
Total net assets	$68,980	$65,031

Book value of RadNet joint venture interests	$31,738	$30,030
Cost in excess of book value of acquired joint venture interests	7,974	7,943
Total value of Radnet joint venture interests	$39,712	$37,973

Total book value of other joint venture partner interests	$37,242	$35,001

Income statement data for the three months ended March 31,	2019	2018
Net revenue	$27,254	$44,546
Net income	$3,952	$6,250

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS

Accounting standards adopted

In February 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Subsequently, in July 2018, the FASB issued ASU No 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvement, to clarify and amend the guidance in ASU No. 2016-02. The amendments in this update were effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018, with early adoption permitted for all entities. Under the new guidance, a lessee is required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and potential uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. For facility and equipment operating leases, the effect of the adoption amounted to a lease liability of approximately $455.5 million. Operating lease right-of-use assets were recorded in the amount of approximately $419.0 million. Inclusive in the adoption was the transfer of approximately $35.3 million in deferred rent liability and $792,000 in unfavorable rental contract liabilities to operating lease right of use assets. For finance leases, the effect of the adoption amounted to a finance lease liability of approximately $12.1 million, which was transfered from capital lease debt. Equipment leased under the finance arrangements, amounting to $14.1 million, remained in property, plant and equipment. The transition adjustment did not have a material impact on the statement of operations or cash flows. See Note 5, Leases, for more information.

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). Subsequently, in March 2018, the FASB issued ASU No. 2018-05, Income Taxes, to clarify and amend guidance in ASU 2018-02. ASU 2018-02 and ASU 2018-05 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The adoption had no significant impact on the our results of operations, financial position and cash flows.

Accounting standards not yet adopted

In June 2016, the FASB issued ASU No. 2016-13 ("ASU 2016-13), Financial Instruments - Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will be effective for us beginning December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

NOTE 4 – FACILITY ACQUISITIONS AND ASSETS HELD FOR SALE
Acquisitions
On February 1, 2019 our majority owned subsidiary, West Valley Imaging Group, LLC ("WVIG") completed its acquisition of certain assets of West Valley Imaging Center, LLC ("West Valley"), consisting of a single multi-modality imaging center located in West Hills, CA for purchase consideration of $3.0 million all of which was initially funded by the Company. We have made a preliminary fair value determination of the acquired assets and approximately $300,000 in equipment and fixed assets, $7,000 in other assets, $200,000 in intangible assets and $2.5 million in goodwill were recorded. Subsequent to the transaction, our partner in WVIG, Cedars Sinai Medical Center, contributed $750,000 in cash to maintain its 25% economic interest in the venture.

On February 28, 2019, one of our NY Group entities, Lenox Hill Radiology and Medical Imaging Associates, P.C., purchased the membership interest of Hudson Valley Radiology Associates, P.L.L.C. See note 1, Nature of Business, for further information.
Joint venture formations
On February 13, 2019 we formed a wholly owned subsidiary, Ventura County Imaging Group, LLC ("VCIG"). On March 1, 2019, Dignity Health joined as a venture partner. Total agreed contribution of both parties was $10.4 million of cash and assets with RadNet contributing net assets with a book value of $4.3 million for a 60% economic interest and Dignity Health contributing $6.1 million in cash and assets for a 40% economic interest. For its contribution, RadNet transferred net assets of three wholly owned multi-modality imaging centers. Dignity Health contributed approximately $800,000 in assets to acquire 5% economic interest and paid RadNet $5.3 million for an additional 35% economic interest. RadNet maintains controlling economic interest in VCIG and fully consolidates the results into our financial statements.
Assets held for sale:
Effective January 1, 2018 we agreed to sell certain assets of four women’s imaging centers to MemorialCare Medical Foundation. The sale is anticipated within the next 12 months. The following table summarizes the major categories of assets which remain classified as held for sale in the accompanying condensed consolidated balance sheets at March 31, 2019:

Property and equipment, net	$1,049
Goodwill	992
Total assets held for sale	$2,041

NOTE 5 - LEASES

Adoption of Standard

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms in excess of twelve months. Sufficient disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard was effective for us beginning January 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We also elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. In preparation for adoption of the standard, we have implemented internal control procedures and key system functionality to enable the preparation of financial information.

The adoption of the standard had a material impact on our condensed consolidated balance sheets, but did not have material impact on our condensed consolidated income statements or cash flows. Adoption of the standard resulted in the recognition an operating lease liability of $455.5 million. Operating lease ROU assets were recorded in the amount of $419.0 million. Inclusive in the adoption was the transfer of $35.3 million in deferred rent liability and $792,000 in unfavorable rental contract liabilities to operating lease ROU assets. For finance leases, the effect of the adoption amounted to a finance lease liability of $12.1 million, which was transfered from capital lease debt and a finance right of use assets in the amount of $14.1 million which remained in property, plant and equipment.

Lease Liability

We have operating leases for medical facilities, administrative offices, warehouse space and major medical equipment. We lease the premises at which these facilities are located and do not have options to purchase the facilities we rent. Our most common initial term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 35 years at the facilities we lease. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Additionally, we have operating and finance leases for certain medical and office equipment, with lease terms generally lasting from 5 to 8 years. Our Incremental Borrowing Rate ("IBR") used to discount the stream of lease payments is closely related to the interest rates charged on our collateralized debt obligations and our IBR is adjusted when those rates experience a substantial change.

The components of lease expense were as follows:

Three months ended
(In thousands)	March 31, 2019

Operating lease cost	$22,792

Finance lease cost:
Depreciation of leased equipment	$783
Interest on lease liabilities	123
Total finance lease cost	$905

Supplemental cash flow information related to leases was as follows:

Three months ended
(In thousands)	March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,921
Operating cash flows from financing leases	123
Financing cash flows from financing leases	1,522
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases(1)	412,695
Financing leases	14,056

(1) Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2, Significant Accounting Policies for further information.

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)
March 31, 2019

Operating Leases
Operating lease right-of-use assets	$403,066
Current portion of operating lease liability	$64,538
Operating lease liabilities	375,363
Total operating lease liabilities	$439,901

Finance Leases
Property and Equipment, at cost	$14,056
Accumulated depreciation	(783)
Equipment, net	$13,273
Current portion of finance lease	$4,936
Finance lease liabilities	5,663
Total finance lease liabilities	$10,599

Weighted Average Remaining Lease Term
Operating leases - years	8.4
Finance leases - years	2.4

Weighted Average Discount Rate
Operating leases	6.4%
Finance leases	4.4%

Maturities of lease liabilities were as follows:

(In thousands)
	Operating	Financing
Year Ending December 31,	Leases	Leases
2019 (excluding the three months ended March 31, 2019)	$67,927	$4,374
2020	84,334	3,481
2021	77,688	2,614
2022	67,351	692
2023	56,487	—
Thereafter	225,101	—
Total Lease Payments	578,888	11,161
Less imputed interest	(138,987)	(562)
Total	$439,901	$10,599

As of March 31, 2019 , we have additional operating leases for facilities and medical equipment that have not yet commenced of approximately $19.7 million. These operating leases will commence in 2019 with lease terms of 1 to 14 years.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of operating lease liabilities were as follows as of December 31, 2018 (in thousands):

	Facilities	Equipment	Total
2019	$75,588	$14,924	$90,512
2020	66,116	14,385	80,501
2021	57,826	12,966	70,792
2022	48,542	10,264	58,806
2023	38,800	7,095	45,895
Thereafter	160,327	5,144	165,471
	$447,199	$64,778	$511,977

NOTE 6 – CREDIT FACILITY, NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
As of the three months ended March 31, 2019 our debt obligations consist of the following (in thousands):

	March 31, 2019	December 31, 2018
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$578,920	$587,191

Discounts on First Lien Term Loans	(14,272)	(15,112)

Term Loan Agreement collateralized by NJIN's tangible and intangible assets	58,500	59,250

Revolving Credit Facilities	41,000	28,000

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	100	199

Equipment notes payable at interest rates ranging from 3.3% to 5.6%, due through 2020, collateralized by medical equipment	538	632

Obligations under capital leases at interest rates ranging from 4.3% to 11.2%, due through 2022, collateralized by medical and office equipment (1)	—	12,119
Total debt obligations	664,786	672,279
Less: current portion	(33,912)	(39,267)
Long term portion debt obligations	$630,874	$633,012
(1)Obligations under capital leases were transferred to Finance Lease Liability at January 1, 2019 in accordance with the adoption of Accounting Standards Update No 2016-02, Leases (Topic 842). See Footnote 5, Leases, for more information.
Senior Secured Credit Facilities
At March 31, 2019, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At March 31, 2019, our SunTrust credit facilities were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement (as described below).

As of March 31, 2019, we were in compliance with all covenants under our credit facilities. Deferred financing costs at March 31, 2019, net of accumulated amortization, was $1.2 million and is specifically related to our Barclays Revolving Credit Facility.
Included in our condensed consolidated balance sheets at March 31, 2019 are $623.1 million of senior secured term loan debt (net of unamortized discounts of $14.3 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	578,920	(14,272)	564,648
SunTrust Term Loan	58,500	—	58,500
Total Term Loans	637,420	(14,272)	623,148
We had a balance of $41.0 million under our $117.5 million Barclays Revolving Credit Facility at March 31, 2019 and have reserved an additional $6.9 million for certain letters of credit. The remaining $69.6 million of our Barclays Revolving Credit Facility was available to draw upon as of March 31, 2019. We had no balance under our $30.0 million SunTrust Revolving Credit Facility at March 31, 2019.
The following describes our financing activities related to our Barclays credit facilities:
Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement
On August 22, 2017, we entered into Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Fifth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fifth Amendment, we issued $170.0 million in incremental First Lien Term Loans, the proceeds of which were used to repay in full previously outstanding second lien term loans.
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
At March 31, 2019 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.75% and 5.50%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.75% and 2.75%, respectively.
Pursuant to the Fifth Amendment, the First Lien Credit Agreement was amended so that we can elect to request 1) an increase to the existing Barclays Revolving Credit Facility and/or 2) additional First Lien Term Loans, provided that the aggregate amount of such increases and additions does not exceed (a) $100.0 million and (b) as long as the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) would not exceed 4.00:1.00 after giving effect to such incremental facilities, an uncapped amount of incremental facilities, in each case subject to the conditions and limitations set forth in the First Lien Credit Agreement. Each lender approached to provide all or a portion of any incremental facility may elect or decline, in its sole discretion, to provide an incremental commitment or loan.
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
Fourth Amendment to First Lien Credit Agreement
On February 2, 2017, we entered into Amendment No. 4 to Credit and Guaranty Agreement (the “Fourth Amendment”) with respect to our First Lien Credit Agreement. Pursuant to the Fourth Amendment, the interest rate margin per annum on the First Lien Term Loans and the Barclays Revolving Credit Facility was reduced by 50 basis points, from 3.75% to 3.25%. Except for such reduction in the interest rate on credit extensions, the Fourth Amendment did not result in any other material modifications to the First Lien Credit Agreement. RadNet incurred expenses for the transaction in the amount of $543,000, which was recorded to discount on debt and will be amortized over the remaining term of the agreement.
The following describes our applicable financing prior to giving effect to the Fourth Amendment and Fifth Amendment discussed above.
First Lien Credit Agreement
On July 1, 2016, we entered into the First Lien Credit Agreement pursuant to which we amended and restated our then existing first lien credit facilities. Pursuant to the First Lien Credit Agreement, we originally issued $485 million of First Lien Term Loans and established the $117.5 million Barclays Revolving Credit Facility. Proceeds from the First Lien Credit Agreement were used to repay the previously outstanding first lien loans under the First Lien Credit Agreement, make a $12.0 million principal payment of the Second Lien Term Loans, pay costs and expenses related to the First Lien Credit Agreement and provide approximately $10.0 million for general corporate purposes.
Interest: Prior to the Fourth Amendment and Fifth Amendment, the interest rates payable on the First Lien Term Loans were (a) the Adjusted Eurodollar Rate (as defined in the First Lien Credit Agreement) plus 3.75% per annum or (b) the Base Rate (as defined in the First Lien Credit Agreement) plus 2.75% per annum. As applied to the First Lien Term Loans, the Adjusted Eurodollar Rate has a minimum floor of 1.0%.
Payments: Prior to the Fourth Amendment and Fifth Amendment, the scheduled quarterly principal payment of the First Lien Term Loans was approximately $6.1 million, with the balance due at maturity.
Maturity Date: The maturity date for the First Lien Term Loans shall be on the earlier to occur of (i) July 1, 2023 and (ii) the date on which all First Lien Term Loans shall become due and payable in full under the First Lien Credit Agreement, whether by acceleration or otherwise.
Barclays Revolving Credit Facility: The First Lien Credit Agreement provides for a $117.5 million Barclays revolving credit facility. Revolving loans borrowed under the Barclays Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement), plus an applicable margin. Pursuant to the Fifth Amendment, the applicable margin was amended to vary based on our leverage ratio in accordance with the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%
For letters of credit issued under the Barclays Revolving Credit Facility, letter of credit fees accrue at the applicable margin (see table above) for Adjusted Eurodollar Rate revolving loans and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.5% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility. As of March 31, 2019, the interest rate payable on revolving loans was 8.25%. With amounts borrowed of $41.0 million and a reserve for letters of credit of $6.9 million as of March 31, 2019, the amount available to borrow under the Barclays Revolving Credit Facility at March 31, 2019 was $69.6 million.

The Barclays Revolving Credit Facility will terminate on the earliest to occur of (i) July 1, 2021, (ii) the date we voluntarily agree to permanently reduce the Barclays Revolving Credit Facility to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, and (iii) the date the Barclays Revolving Credit Facility is terminated due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement.

The following describes our financing activities with respect to our SunTrust credit facilities:

Amended and Restated Revolving Credit and Term Loan Agreement

On August 31, 2018, our subsidiary, New Jersey Imaging Networks ("NJIN"), entered into the Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "SunTrust Restated Credit Agreement) as borrower with SunTrust Bank and other financial institutions as lenders to restate the SunTrust Original Credit Agreement (as described below) and to provide NJIN additional aggregate credit facilities of $48.1 million as categorized below:

SunTrust Revolving Credit Facility: The SunTrust Restated Credit Agreement establishes a $30.0 million revolving credit facility available to NJIN for funding requirements. This represents an increase of $20.0 million over the revolving facility of $10.0 million made available to NJIN under the SunTrust Original Credit Agreement. The SunTrust Revolving Credit Facility terminates on the earliest of (i) August 31, 2023 (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Restated Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Restated Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise). NJIN has not borrowed against the revolving credit line.

SunTrust Term Loan: Pursuant to the SunTrust Restated Credit Agreement, the lenders thereunder made a term loan to NJIN in the amount of $60.0 million. This represents an increase of $28.1 million over the outstanding amount of the term loan under the SunTrust Original Credit Agreement and extends the term of the loan from September 30, 2020 to August 31, 2023. The SunTrust Term Loan is repayable in scheduled quarterly amounts (as described below) and has a maturity date of the earlier of (a) August 31, 2023 and (b) the date on which the principal amount of the SunTrust Term Loan has been declared or automatically has become due and payable (whether by acceleration or otherwise)..

Interest: For the period from August 31, 2018, through the date NJIN delivered its financial statements and compliance certificate for the fiscal quarter ending September 30, 2018, the interest rates and fees applicable to the SunTrust Revolving Credit Facility and the SunTrust Term Loan were (i) for Eurodollar Loans (as defined in the SunTrust Restated Credit Agreement), the Adjusted LIBOR (as defined in the SunTrust Restated Credit Agreement) plus 2.75% per annum, (ii) for Base Rate Loans (as defined in the SunTrust Restated Credit Agreement), the Base Rate (as defined in the SunTrust Restated Credit Agreement) plus 1.75% per annum, (iii) for letters of credit, 2.75% per annum, and (iv) for the unused commitment fee on the SunTrust Revolving Credit Facility, 0.45% per annum. Thereafter, the rates of the applicable margin for borrowing under the SunTrust Restated Credit Agreement will adjust depending on our leverage ratio, according to the following table:

Pricing Level	Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans	Applicable Margin for Letter of Credit Fees	Applicable Percentage for Commitment Fee
I	Greater than or equal to 3.00:1.00	2.75% per annum	1.75% per annum	2.75% per annum	0.45% per annum
II	Less than 3.00:1.00 but greater than or equal to 2.50:1.00	2.25% per annum	1.25% per annum	2.25% per annum	0.40% per annum
III	Less than 2.50:1.00 but greater than or equal to 2.00:1.00	2.00% per annum	1.00% per annum	2.00% per annum	0.35% per annum
IV	Less than 2.00:1.00 but greater than or equal to 1.50:1.00	1.75% per annum	0.75% per annum	1.75% per annum	0.30% per annum
V	Less than 1.50:1.00	1.50% per annum	0.50% per annum	1.50% per annum	0.30% per annum

The loans and other obligations outstanding under the SunTrust Restated Credit Agreement currently bear interest and fees based on Pricing Level I described above.The loans outstanding under the SunTrust Restated Credit Agreement currently bear interest based on a one month Eurodollar election.

Payments: The scheduled amortization of the SunTrust Term Loan began December 31, 2018 with quarterly payments of $750,000, representing annual amortization equal to 5% of the original principal amount of the SunTrust Term Loan. At scheduled intervals, the quarterly amortization increases by $375,000, with the remaining balance to be paid at maturity.

 Revolving Credit and Term Loan Agreement

On September 30, 2015, NJIN entered into the Revolving Credit and Term Loan Agreement (the "SunTrust Original Credit Agreement") as borrower with SunTrust Bank and other financial institutions as lenders, pursuant to which the lenders made available to NJIN credit facilities in an aggregate amount of $50.0 million as categorized below:

Original Revolving Credit Facility: The SunTrust Original Credit Agreement established a $10.0 million revolving credit facility available to NJIN for needed funding requirements. The Original Revolving Credit Facility terminates on the earliest of (i) September 30, 2020, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Original Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Original Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise).

Original Term Loan: Pursuant to the SunTrust Original Credit Agreement, the lenders thereunder made a term loan to NJIN in the amount of $40.0 million. The Original Term Loan is repayable in scheduled quarterly amounts (as described below) and has a maturity date of the earlier of (a) September 30, 2020 and (b) the date on which the principal amount of the Original Term Loan has been declared or automatically has become due and payable (whether by acceleration or otherwise).

Interest: For the period from September 30, 2015, through the date NJIN delivered its financial statements and compliance certificate for the fiscal quarter ending December 31, 2015, the interest rates and fees applicable to the SunTrust Original Credit Agreement were (i) for Eurodollar Loans (as defined in the SunTrust Original Credit Agreement), the Adjusted LIBOR (as defined in the SunTrust Original Credit Agreement) plus 3.00% per annum, (ii) for Base Rate Loans (as defined in the SunTrust Original Credit Agreement), the Base Rate (as defined in the SunTrust Original Credit Agreement) plus 2.00% per annum, (iii) for letters of credit, 3.00% per annum, and (iv) for the unused commitment fee on the Original Revolving Credit Facility, 0.45% per annum. Thereafter, the rates of the applicable margin for borrowing under the SunTrust Original Credit Agreement adjusted depending on our leverage ratio, according to the following table:

Pricing Level	Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for Base Rate Loans	Applicable Margin for Letter of Credit Fees	Applicable Percentage for Commitment Fee
I	Greater than or equal to 3.00:1.00	3.00% per annum	2.00% per annum	3.00% per annum	0.45% per annum
II	Less than 3.00:1.00 but greater than or equal to 2.50:1.00	2.50% per annum	1.50% per annum	2.50% per annum	0.40% per annum
III	Less than 2.50:1.00 but greater than or equal to 2.00:1.00	2.25% per annum	1.25% per annum	2.25% per annum	0.35% per annum
IV	Less than 2.00:1.00 but greater than or equal to 1.50:1.00	2.00% per annum	1.00% per annum	2.00% per annum	0.30% per annum
V	Less than 1.50:1.00	1.75% per annum	0.75% per annum	1.75% per annum	0.30% per annum

Payments: The scheduled amortization of the term loans under the SunTrust Original Credit Agreement began December 31, 2015 with quarterly payments of $500,000, representing annual amortization equal to 5% of the original principal amount of the term loans under the SunTrust Original Credit Agreement. Each December 31, the scheduled quarterly amortization increased by a certain amount, with the remaining balance to be paid at maturity.

NOTE 7 – STOCK-BASED COMPENSATION
Stock Incentive Plans
We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we first amended and restated as of April 20, 2015 and again on March 9, 2017 (the "Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan.
Options
Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over 3 to 5 years and expire 5 to 10 years from the date of grant.
As of March 31, 2019, we had outstanding options to acquire 481,451 shares of our common stock, of which options to acquire 129,290 shares were exercisable. The following summarizes all of our option transactions for the three months ended March 31, 2019:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance,December 31, 2018	513,282	$7.44
Granted	89,200	10.93
Exercised	(10,000)	4.97
Canceled, forfeited or expired	(111,031)	0.08
Balance, March 31, 2019	481,451	8.22	8.06	$2,007,986
Exercisable at March 31, 2019	129,290	6.66	7.06	740,955
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2019 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2019. Options exercised amounted to 10,000 shares during the three months ended March 31, 2019. As of March 31, 2019, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.1 million which is expected to be recognized over a weighted average period of approximately 2 years.
Restricted Stock Awards (“RSA’s”)
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of March 31, 2019, we have issued a total of 6,043,620 RSA’s of which 392,644 were unvested at March 31, 2019. The following summarizes all unvested RSA’s activities during the three months ended March 31, 2019:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2018	277,504		$9.77
Changes during the period
Granted	586,000		$11.83
Vested	(470,860)		$10.62
RSA's unvested at March 31, 2019	392,644	1.92	$11.51

We determine the fair value of all RSA’s based on the closing price of our common stock on award date.
Other stock bonus awards
The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the three months ended March 31, 2019 no awards of such nature were granted.
Plan summary
In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2019, we had issued 14,734,438 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 3,281,040 and 60,203 shares, respectively, there remain 2,606,805 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS

Acquisitions:
On April 1, 2019 we completed our acquisition of certain assets of Kern Radiology Imaging Systems, Inc., consisting of 4 multi-modality imaging centers located in Bakersfield, CA for purchase consideration of $19.3 million.
On April 1, 2019 we completed our acquisition of certain assets of Zilkha Radiology consisting of a single multi-modality imaging center located in West Islip, NY for purchase consideration of $4.5 million.

2019 Amendments to the First Lien Credit Agreement:

The following relates only to our financing activities related to our Barclays credit facilities:

On April 18, 2019 we entered into the following two new amendments to the First Lien Credit Agreement: (i) Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement dated as of April 18, 2019 by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet, Inc., the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (the “Sixth Amendment”); and (ii) Amendment No. 7 to Credit and Guaranty Agreement dated as of April 18, 2019 by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet, Inc., the lenders party thereto from time to time, and Barclays Bank PLC, as administrative agent and collateral agent (the “Seventh Amendment”).

The Sixth Amendment amended the First Lien Credit Agreement to issue $100.0 million in incremental First Lien Term Loans and to add an additional $20.0 million of revolving commitments. Under the First Lien Credit Agreement, we now have approximately $679.0 million in First Lien Term Loans outstanding and capacity to borrow up to $137.5 million under our Barclays Revolving Credit Facility. The proceeds of the incremental First Lien Term Loans have been used to repay revolving loans outstanding under the Revolving Credit Facility and the fees, costs and expenses associated with the Sixth Amendment and the Seventh Amendment.

The Seventh Amendment amends the First Lien Credit Agreement to extend the maturity date of the Barclays Revolving Credit Facility by an additional two years to July 1, 2023, unless sooner terminated in accordance with the terms of the First Lien Credit Agreement.

The First Lien Credit Agreement, as amended by the Sixth Amendment, provides for quarterly payments of principal under the First Lien Term Loans in the amount of approximately $9.7 million, as compared to approximately $8.3 million under the First Lien Credit Agreement prior to the Sixth Amendment.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC) on March 18, 2019.

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
Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2018 or supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
These forward-looking statements speak only as of the date when they are made. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2019, we operated directly or indirectly through joint ventures with hospitals, 335 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients.
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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
Facilities in operation	335	300
Net revenues (millions)	$271.5	$231.4
Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. The Company’s total net revenues during the three ended March 31, 2019 and 2018 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2019	2018
Commercial insurance	$151,678	$126,225
Medicare	54,199	44,076
Medicaid	7,120	6,048
Workers' compensation/personal injury	11,027	8,431
Other patient revenue	5,835	5,606
Management fee revenue	2,117	3,677
Teleradiology and Software revenue	4,386	3,816
Other	6,310	6,289
Net service fee revenue	242,672	204,168
Revenue under capitation arrangements	28,877	27,224
Total net revenue	$271,549	$231,392
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
During the first quarter of 2018, unusually severe winter weather conditions in our northeastern and mid-Atlantic operations, which represent slightly over 50% of our total revenue, impacted significantly our operating results, and consequently our results for the three months ended March 31, 2018. Based on our experience we do not believe that lost imaging slots in one quarter are made up later in the quarter or in subsequent quarters.
Investment, Acquisition, and Joint Venture Activity
We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2018.
Equity Investments
Medic Vision:
On March 24, 2017, we acquired an initial 12.5% equity interest in Medic Vision – Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.5% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $200,000. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. No impairment in our investment was identified as of the three months ended March 31, 2019.
Turner Imaging:
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that will convert to additional preferred shares no later than December 21, 2019. No impairment in our investment was identified for the three months ended March 31, 2019.
Facility acquisitions

On February 1, 2019 our majority owned subsidiary, West Valley Imaging Group, LLC ("WVIG") completed its acquisition of certain assets of West Valley Imaging Center, LLC ("West Valley"), consisting of a single multi-modality imaging center located in West Hills, CA for purchase consideration of $3.0 million which was initially funded by the Company. We have made a fair value determination of the acquired assets and approximately $300,000 in equipment and fixed assets, $7,000 in other assets, $200,000 in intangible assets and $2.5 million in goodwill were recorded. Subsequent to the transaction, our partner in WVIG, Cedars Sinai Medical Center, contributed $750,000 in cash to maintain its 25% economic interest in the venture.
Joint venture formations
On February 13, 2019 we formed a wholly owned subsidiary, Ventura County Imaging Group, LLC ("VCIG"). On March 1, 2019, Dignity Health joined as a venture partner. Total agreed contribution of both parties was $10.4 million of cash and assets with RadNet contributing $4.3 million in assets for a 60% economic interest and Dignity Health contributing $6.1 million in cash and assets for a 40% economic interest. For its contribution, RadNet transferred net assets of three wholly owned multi-modality imaging centers. Dignity Health contributed approximately $800,000 in assets to acquire 5% economic interest and paid RadNet $5.3 million for an additional 35% economic interest. RadNet maintains controlling economic interest in VCIG and fully consolidates the results into our financial statements.
Sale of joint venture interest
On April 1, 2017, we formed in conjuncture with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA with RadNet holding a 40% economic interest and CSMC holding a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from the company, an additional five percent economic interest in SMIG valued at $134,000. As a result of the transaction, our economic interest in SMIG has been reduced to 35%. We recorded a loss of $2,000 on the transaction.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the quarter ended March 31, 2019 (in thousands):

Balance as of December 31, 2018	$37,973
Equity in earnings in these joint ventures	1,873
Sale of ownership interest	(134)
Balance as of March 31, 2019	$39,712
We charged management service fees from the centers underlying these joint ventures of approximately $2.1 million and $3.4 million for the quarters ended March 31, 2019 and 2018, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.
The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2019 and December 31, 2018 and income statement data for the three months ended March 31, 2019 and 2018 (in thousands):

Balance Sheet Data:	March 31, 2019	December 31, 2018
Current assets	$33,301	$28,317
Noncurrent assets	59,804	45,912
Current liabilities	(8,244)	(4,300)
Noncurrent liabilities	(15,881)	(4,898)
Total net assets	$68,980	$65,031

Book value of RadNet joint venture interests	$31,738	$30,030
Cost in excess of book value of acquired joint venture interests	7,974	7,943
Total value of Radnet joint venture interests	$39,712	$37,973

Total book value of other joint venture partner interests	$37,242	$35,001

Income statement data for the three months ended March 31,	2018	2017
Net revenue	$27,254	$44,546
Net income	$3,952	$6,250
Critical Accounting Policies
The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2018, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.
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
Deferred Financing Costs
Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.2 million and $1.4 million, as of March 31, 2019 and December 31, 2018, respectively and related to our line of credit. See Note 6, Revolving Credit Facility and Notes Payable for more information.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is performed using the straight-line method over the estimated useful lives of the assets acquired, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of lease term or their estimated useful lives, which range from 3 to 15 years. Maintenance and repairs are charged to expense as incurred.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at March 31, 2019 totaled $424.3 million. Indefinite Lived Intangible Assets at March 31, 2019 were $9.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill for impairment on October 1, 2018. During the review we noted our Teleradiology unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to our the reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $100,000. We have not identified any indicators of impairment through March 31, 2019.
Long-Lived Assets
We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. To evaluate the long-lived assets our management estimates the undiscounted future cash flows expected to be derived from the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2019.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. See Note 5, Leases, for more information.
Equity Based Compensation
We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. See Note 7 Stock-Based Compensation for more information.

Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards, for further information.

Results of Operations
The following table sets forth, for the three months ended March 31, 2019, the percentage that certain items in the statements of operations bears to total net revenue, and for the three months ended March 31, 2018, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended March 31
	2019	2018
NET REVENUE
Service fee revenue	89.4%	88.2%
Revenue under capitation arrangements	10.6%	11.8%
Total revenue	100.0%	100.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	89.5%	93.2%
Depreciation and amortization	7.2%	7.7%
Loss (gain) on sale and disposal of equipment	0.4%	(0.8)%
Severance costs	0.2%	0.3%
Total operating expenses	97.3%	100.4%

INCOME (LOSS) FROM OPERATIONS	2.7%	(0.4)%

OTHER INCOME AND EXPENSES
Interest expense	4.5%	4.3%
Equity in earnings of joint ventures	(0.7)%	(1.3)%
Total other expenses	3.8%	3.1%
LOSS BEFORE INCOME TAXES	(1.2)%	(3.4)%
Benefit from income taxes	0.5%	1.1%
NET LOSS	(0.7)%	(2.4)%
Net income attributable to noncontrolling interests	0.7%	0.8%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	(1.4)%	(3.2)%
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Total Net Revenue
Total net revenue for the three months ended March 31, 2019 was $271.5 million compared to $231.4 million for the three months ended March 31, 2018, an increase of $40.2 million or 17.4%.

Total net revenue, including only centers which were in operation throughout the first quarters of both 2019 and 2018 increased 3.2% or $7.3 million. The increase mainly resulted from higher MRI and CT procedure volumes, which increased 3.2% and 4.5%, respectively, over the same period last year. Contributing to the boost was improved equipment utilization across the company. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2018. For the three months ended March 31, 2019, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $36.1 million. For the three months ended March 31, 2018, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $3.2 million.

Operating Expenses

Total operating expenses for the three months ended March 31, 2019 increased approximately $32.0 million, or 13.8%, from $232.3 million million for the three months ended March 31, 2018 to $264.3 million for the three months ended March 31, 2019. The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Salaries and professional reading fees, excluding stock-based compensation	$153,400	$133,916
Stock-based compensation	4,538	3,745
Building and equipment rental	25,266	21,184
Medical supplies	9,838	9,534
Other operating expenses *	50,014	47,256
Cost of operations	243,056	215,635

Depreciation and amortization	19,620	17,856
Loss (gain) on sale and disposal of equipment	971	(1,936)
Severance costs	631	726
Total operating expenses	$264,278	$232,281

*	Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $19.5 million, or 14.6%, to $153.4 million for the three months ended March 31, 2019 compared to $133.9 million for the three months ended March 31, 2018.

Salaries and professional reading fees, limited to only centers in operation throughout the first quarters of both 2019 and 2018, increased $4.7 million or 3.6%. Of the total rise of 3.6%, 2.5% was precipitated by increased physician cost due to greater procedure volume and the remainder related to added personnel and existing employee wage and benefit increases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the three months ended March 31, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $17.1 million. For the three months ended March 31, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was approximately $2.3 million.
Stock-based compensation

Stock-based compensation increased $793,900, or 14.3% to approximately $4.5 million for the three months ended March 31, 2019 compared to $3.7 million for the three months ended March 31, 2018. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2018 as compared to RSA’s awarded and vested in the prior year’s first quarter.
Building and equipment rental

Building and equipment rental expenses increased $4.1 million or 19.3%, to $25.3 million for the three months ended March 31, 2019 compared to $21.2 million for the three months ended March 31, 2018.

Building and equipment rental expenses for same store centers which were in operation throughout the first quarters of 2019 and 2018, increased $1.2 million or 5.7%, mainly related to additional radiology equipment leases in support of imaging operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the three months ended March 31, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $3.6 million. For the three months ended March 31, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was approximately $637,700.
Medical supplies

Medical supplies expense increased $303,800, or 3.2%, to $9.8 million for the three months ended March 31, 2019 compared to $9.5 million for the three months ended March 31, 2018.

Medical supplies expenses, including only those centers which were in operation throughout the first quarters of both 2019 and 2018, decreased $924,100 or 9.9%. Savings were attributable to favorable restructuring of medical supplier contracts and price reductions for contrasting imaging agents employed in advanced radiology modalities. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the three months ended March 31, 2019, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $1.4 million. For the three months ended March 31, 2018, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $169,500.
Other operating expenses

Other operating expenses increased $2.8 million, or 3.9%, to $50.0 million for the three months ended March 31, 2019 compared to $47.3 million for the three months ended March 31, 2018.

Other operating expenses, limited to centers which were in operation throughout the first quarters of both 2019 and 2018, decreased $4.4 million, or 9.4%, driven by reductions in telecommunication, insurance, software and service contracts rates stemming from supplier renegotiations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the three months ended March 31, 2019, other operating expense from centers that were acquired or divested subsequent January 1, 2018 and excluded from the above comparison was $7.9 million. For the three months ended March 31, 2018, other operating expense from centers that were acquired or divested subsequent to January 1, 2018 was $778,100.
Depreciation and amortization

Depreciation and amortization increased $1.8 million, or 9.9%, to $19.6 million for the three months ended March 31, 2019 compared to $17.9 million for the three months ended March 31, 2018.

Depreciation and amortization, inclusive of only centers in operation during the first quarters of both 2018 and 2017, increased $1,298,300 or 7.4%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the three months ended March 31, 2019, depreciation expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $3.4 million. For the three months ended March 31, 2018, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $322,100.
Gain on sale and disposal of equipment

We recorded a loss on the disposal of approximately $971,400 for the three months ended March 31, 2019. We recorded a gain on sale of equipment of approximately $1.9 million for the three months ended March 31, 2018.
Severance Costs

We incurred severance expenses of $630,700 for the three months ended March 31, 2019 and $725,600 for the three months ended March 31, 2018.
Interest expense

Interest expense increased approximately $2.3 million, or 22.5%, to $12.3 million for the three months ended March 31, 2019 compared to $10.0 million for the three months ended March 31, 2018. Interest expense for the three months ended March 31, 2019 and March 31, 2018 included $975,000 and $979,000, respectively, of combined non cash amortization of deferred loan costs, discount on issuance of debt and incidental financing charges. Excluding these amounts for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, interest expense increased $2.3 million, or 24.9%. The main drivers behind the increase were the interest payments on assumed debt of the New Jersey Imaging Network and higher loan interest stemming from interest rate hikes during 2018. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the period ended March 31, 2019 we recognized equity in earnings from unconsolidated joint ventures in the amount of $1.8 million. For the period ended March 31, 2018 we recognized equity in earnings from unconsolidated joint ventures of $3.0 million.
Provision for income taxes
We recorded an income tax benefit of $1.2 million, or an effective tax rate of 39.0%, for the three months ended March 31, 2019 compared to income tax benefit for the three months ended March 31, 2018 of $2.5 million, or an effective tax rate of 22.4%. The income tax rates for the three months ended March 31, 2019 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustment associated with uncertain tax positions.

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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	2018
Net loss attributable to RadNet, Inc. common stockholders	$(3,733)	$(7,338)
Plus other expenses		1
Plus interest expense	12,295	10,039
Plus severance costs	631	726
Plus loss/less (gain) on sale and disposal of equipment	971	(1,936)
Plus depreciation and amortization	19,620	17,856
Plus non-cash employee stock-based compensation	4,538	3,745
Plus gain on sale of equipment attributable to noncontrolling interest	—	440
Less benefit from income taxes	(1,230)	(2,497)

Adjusted EBITDA	$33,092	$21,036

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of March 31, 2019 and December 31, 2018 and income statement data for the three months ended March 31, 2019 and 2018 (in thousands):

Balance Sheet Data:	March 31, 2019	December 31, 2018
Cash and cash equivalents	$10,428	$10,389
Accounts receivable	156,767	148,919
Working capital (exclusive of current operating lease liabilities)	(19,917)	(30,827)
Stockholders' equity	213,538	200,253

Income statement data for the three months ended March 31,	2019	2018
Total net revenue	$271,549	$231,392
Net loss attributable to RadNet common stockholders	(3,733)	(7,338)
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
Sources and Uses of Cash
Cash provided by operating activities was $26.9 million and $24.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
Cash used in investing activities was $35.2 million and $29.8 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, we purchased property and equipment for approximately $32.9 million and acquired imaging facilities for $3.0 million.
Cash provided by financing activities was $8.3 million for the three months ended March 31, 2019 and cash used in financing activities was $10.8 million for the three months ended March 31, 2018. The cash provided by financing activities for the three months ended March 31, 2019, was mainly due to borrowings on our Barclays Revolving Credit Facility.

In 2018 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The aggregate gross amount factored under these facilities was $20.5 million and the cost of factoring such accounts receivable was $440,000. At March 31, 2019 we have $17.8 million remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
At March 31, 2019, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $117.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At March 31, 2019, our SunTrust credit facilities were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement (as described in Note 6 in our condensed consolidated financial statement in this quarterly report).
As of March 31, 2019, we were in compliance with all covenants under our credit facilities. Deferred financing costs at March 31, 2019, net of accumulated amortization, was $1.2 million and is specifically related to our Barclays Revolving Credit Facility.
Included in our condensed consolidated balance sheets at March 31, 2019 are $623.1 million of senior secured term loan debt (net of unamortized discounts of $14.3 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	578,920	(14,272)	564,648
SunTrust Term Loan	58,500	—	58,500
Total Term Loans	637,420	(14,272)	623,148
We had a balance of $41.0 million under our $117.5 million Barclays Revolving Credit Facility at March 31, 2019 and have reserved an additional $6.9 million for certain letters of credit. The remaining $69.6 million of our Barclays Revolving Credit Facility was available to draw upon as of March 31, 2019. We had no balance under our $30.0 million Suntrust Revolving Credit Facility at March 31, 2019.
For more information on our secured credit facilities see Note 6 in our condensed consolidated financial statements in this quarterly report.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.
We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2019, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $35,000 in operating expenses.
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
Interest Rate Sensitivity Barclays First Lien Term Loans

At March 31, 2019, we had $578.9 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. The 2016 Caps are designed to provide a hedge against interest rate increases. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At March 31, 2019, our effective 3 month LIBOR was 2.78%. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued over the life of the 2016 Caps. See Note 2, Significant Accounting Policies, for further information.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the rates experienced in 2018 would, after considering the effects of the 2016 Caps, result in an increase of $789,200 in annual interest expense and a corresponding decrease in income before taxes.  At March 31, 2019, an additional $49.3 million million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $492,700 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements.

Interest Rate Sensitivity SunTrust Term Loan

At March 31, 2019, we had $58.5 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement.

At March 31, 2019, our effective LIBOR rate plus applicable margin was 4.85%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement over the rates experienced in 2018 would result in an increase of approximately $585,000 in annual interest expense and a corresponding decrease in income before taxes. No amounts are tied to the prime rate under the SunTrust Restated Agreement.

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

Changes in Internal Control over Financial Reporting

As of January 1, 2019, we adopted the new lease standard ASU 2016-02 and implemented internal control procedures and key system functionality to enable the preparation of financial information. Other than the addition of these procedures, there has been no significant change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2018. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2019, we issued 440,207 shares of our common stock to the sellers of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") which permitted our variable interest entity, Lenox Hill Radiology and Medical Imaging Associates, P.C., to complete its purchase of the membership interest of HVRA. The shares were ascribed a value of $6.0 million. The shares were issued pursuant to the private placement exemption contained in Section 4(a)(2) of the Securities Act.

ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement dated as of April 18, 2019 by and among Radnet Management, Inc., RadNet, Inc., certain affiliates and subsidiaries of Radnet Management, Inc. and Barclays Bank Plc (incorporated by reference to exhibit filed with Form 8-K on April 19, 2019).

10.2
Amendment No. 7 to Credit and Guaranty Agreement dated as of April 18, 2019 by and among Radnet Management, Inc., RadNet, Inc., certain affiliates and subsidiaries of Radnet Management, Inc. and Barclays Bank Plc (incorporated by reference to exhibit filed with Form 8-K on April 19, 2019).

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

RADNET, INC.
(Registrant)

Date: May 10, 2019	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)