Form 10-Q
period 2019-06-30
RadNet, Inc.
filed 2019-08-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
The number of shares of the registrant’s common stock outstanding on August 6, 2019 was 50,127,234 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,504	$10,389
Accounts receivable	159,323	148,919
Due from affiliates	649	595
Prepaid expenses and other current assets	41,957	46,288
Assets held for sale	2,041	2,499
Total current assets	234,474	208,690
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	352,624	345,729
Operating lease right-of-use assets	432,557	—
Total property, equipment and right-of-use assets	785,181	345,729
OTHER ASSETS
Goodwill	437,940	418,093
Other intangible assets	40,800	40,593
Deferred financing costs	1,782	1,354
Investment in joint ventures	38,621	37,973
Deferred tax assets, net of current portion	34,013	31,506
Deposits and other	23,865	25,392
Total assets	$1,596,676	$1,109,330
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$168,815	$181,028
Due to affiliates	13,543	13,089
Deferred revenue	1,732	2,398
Current portion of deferred rent	—	3,735
Current finance lease liability	4,334	—
Current operating lease liability	65,461	—
Current portion of notes payable	39,364	33,653
Current portion of obligations under capital leases	—	5,614
Total current liabilities	293,249	239,517
LONG-TERM LIABILITIES
Deferred rent, net of current portion	—	31,542
Long-term finance lease liability	4,851	—
Long-term operating lease liability	404,463	—
Notes payable, net of current portion	672,534	626,507
Obligations under capital lease, net of current portion	—	6,505
Other non-current liabilities	9,149	5,006
Total liabilities	1,384,246	909,077
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 50,127,234 and 48,977,485 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in-capital	257,607	242,835
Accumulated other comprehensive income	(6,944)	2,259
Accumulated deficit	(116,750)	(117,915)
Total RadNet, Inc.'s stockholders' equity	133,918	127,184
Noncontrolling interests	78,512	73,069
Total equity	212,430	200,253
Total liabilities and equity	$1,596,676	$1,109,330

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Service fee revenue	$258,171	219,416	$500,844	423,584
Revenue under capitation arrangements	30,926	24,979	59,803	52,203
Total revenue	289,097	244,395	560,647	475,787
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	246,558	210,055	489,615	425,689
Depreciation and amortization	20,083	18,086	39,703	35,942
Loss (gain) on sale and disposal of equipment	101	105	1,073	(1,831)
Severance costs	371	279	1,002	1,005
Total operating expenses	267,113	228,525	531,393	460,805
INCOME FROM OPERATIONS	21,984	15,870	29,254	14,982

OTHER INCOME AND EXPENSES
Interest expense	12,399	10,641	24,694	20,680
Equity in earnings of joint ventures	(2,244)	(3,748)	(4,117)	(6,725)
Other (income) expenses	1,269	5	1,269	6
Total other expenses	11,424	6,898	21,846	13,961
INCOME BEFORE INCOME TAXES	10,560	8,972	7,408	1,021
Provision for income taxes	(2,969)	(2,505)	(1,740)	(8)
NET INCOME	7,591	6,467	5,668	1,013
Net income attributable to noncontrolling interests	2,692	1,061	4,503	2,945
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$4,899	$5,406	$1,165	$(1,932)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.10	$0.11	$0.02	$(0.04)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.10	$0.11	$0.02	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	49,702,869	47,969,003	49,490,234	47,896,216
Diluted	50,144,540	48,526,033	49,988,036	47,896,216
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$7,591	$6,467	$5,668	$1,013
Foreign currency translation adjustments	3	(91)	(5)	(69)
Change in fair value of cash flow hedge, net of taxes	(8,002)	1,199	(9,198)	4,294
COMPREHENSIVE (LOSS) INCOME	(408)	7,575	(3,535)	5,238
Less comprehensive income attributable to noncontrolling interests	2,692	1,061	4,503	2,945
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$(3,100)	$6,514	$(8,038)	$2,293
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended June 30, 2019 and June 30, 2018.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - MARCH 31, 2019	50,081,478	$5	$256,488	$1,055	$(121,648)	$135,900	$77,638	$213,538

Issuance of common stock under the equity compensation plan	47,256	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,124	—	—	1,124	—	1,124
Forfeiture of restricted stock	(1,500)	—	(5)	—	—	(5)	—	(5)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,818)	(1,818)
Change in cumulative foreign currency translation adjustment	—	—	—	3	—	3	—	3
Change in fair value cash flow hedge, net of taxes	—	—	—	(8,002)	—	(8,002)	—	(8,002)
Other	—	—	—	—	(1)	(1)	—	(1)
Net loss	—	—	—	—	4,899	4,899	2,692	7,591
BALANCE-JUNE 30, 2019	50,127,234	$5	$257,607	$(6,944)	$(116,750)	$133,918	$78,512	$212,430

BALANCE - MARCH 31, 2018	48,236,616	$5	$234,567	$2,569	$(157,496)	$79,645	$36,722	$116,367

Issuance of common stock under the equity compensation plan	49,459	$—	$—	$—	$—	$—	$—	$—
Stock-based compensation expense	—	$—	$1,153	$—	$—	$1,153	$—	$1,153
Forfeiture of restricted stock	(1,150)	$—	$(7)	$—	$—	$(7)	$—	$(7)
Distributions paid to noncontrolling interests	—	$—	$—	$—	$—	$—	$(154)	$(154)
Change in cumulative foreign currency translation adjustment	—	$—	$—	$(91)	$—	$(91)	$—	$(91)
Change in fair value cash flow hedge, net of taxes	—	$—	$—	$1,199	$—	$1,199	$—	$1,199
Net loss	—	$—	$—	$—	$5,406	$5,406	$1,061	$6,467
BALANCE-JUNE 30, 2018	48,284,925	$5	$235,713	$3,677	$(152,090)	$87,305	$37,629	$124,934

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the six months ended June 30, 2019 and June 30, 2018.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - JANUARY 1, 2019	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253
Issuance of common stock upon exercise of options	10,000	—	50	—	—	50	—	50
Issuance of common stock under the equity compensation plan	701,042	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,638	—	—	5,638	—	5,638
Issuance of common stock for purchase of membership interest in HVRA	440,207	—	6,000	—	—	6,000	—	6,000
Forfeiture of restricted stock	(1,500)	—	(5)	—	—	(5)	—	(5)
Sale of noncontrolling interests, net of taxes	—	—	3,089	—	—	3,089	2,008	5,097
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,818)	(1,818)
Contribution from noncontrolling partner	—	—	—	—	—	—	750	750
Change in cumulative foreign currency translation adjustment	—	—	—	(5)	—	(5)	—	(5)
Change in fair value cash flow hedge, net of taxes	—	—	—	(9,198)	—	(9,198)	—	(9,198)
Net income	—	—	—	—	1,165	1,165	4,503	5,668
BALANCE-JUNE 30, 2019	50,127,234	$5	$257,607	$(6,944)	$(116,750)	$133,918	$78,512	$212,430

BALANCE - JANUARY 1, 2018	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925

Issuance of common stock under the equity compensation plan	562,160	$—	$—	$—	$—	$—	$—	$—
Stock-based compensation expense	—	$—	$4,796	$—	$—	$4,796	$—	$4,796
Forfeiture of restricted stock	(1,150)	$—	$(7)	$—	$—	$(7)	$—	$(7)
Sale of noncontrolling interests, net of taxes	—	$—	$18,663	$—	$—	$18,663	$27,232	$45,895
Distributions paid to noncontrolling interests	—	$—	$—	$—	$—	$—	$(913)	$(913)
Change in cumulative foreign currency translation adjustment	—	$—	$—	$(69)	$—	$(69)	$—	$(69)
Change in fair value cash flow hedge, net of taxes	—	$—	$—	$4,294	$—	$4,294	$—	$4,294
Net loss	—	$—	$—	$—	$(1,932)	$(1,932)	$2,945	$1,013
BALANCE-JUNE 30, 2018	48,284,925	$5	$235,713	$3,677	$(152,090)	$87,305	$37,629	$124,934

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,668	$1,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,703	35,942
Amortization of operating lease right-of-use assets	32,937	—
Equity in earnings of joint ventures	(4,117)	(6,725)
Distributions from joint ventures	3,438	7,083
Amortization deferred financing costs and loan discount	2,021	1,949
Gain on sale and disposal of equipment and other	1,073	(1,831)
Stock-based compensation	5,582	4,890
Other noncash items included in cost of operations	(559)	—
Change in fair value of contingent consideration	(1,953)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(12,042)	(7,113)
Other current assets	4,331	(568)
Other assets	2,069	(900)
Deferred taxes	(3,542)	(78)
Operating lease liability	(32,268)	—
Deferred rent	—	1,788
Deferred revenue	(666)	153
Accounts payable, accrued expenses and other	2,860	11,345
Net cash provided by operating activities	44,535	46,948
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(27,149)	(14,094)
Equity investments at fair value	(143)	(2,200)
Purchase of property and equipment	(50,342)	(45,133)
Proceeds from sale of equipment	760	2,324
Proceeds from the sale of equity interests in a joint venture	132	—
Equity contributions in existing and purchase of interest in joint ventures	(103)	(2,000)
Net cash used in investing activities	(76,845)	(61,103)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,320)	(3,393)
Payments on term loan debt	(19,469)	(16,540)
Deferred financing costs from debt issuance	(683)	—
Debt discount from debt issuance	(2,173)	—
Proceeds from debt issuance	100,000	—
Distributions paid to noncontrolling interests	—	(913)
Proceeds from sale of noncontrolling interest	5,275	—
Contribution from noncontrolling partner	750	—
Proceeds from revolving credit facility	236,200	19,800
Payments on revolving credit facility	(264,200)	(19,800)
Proceeds from issuance of common stock upon exercise of options	50	—
Net cash provided by (used in) financing activities	52,430	(20,846)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	(69)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,115	(35,070)
CASH AND CASH EQUIVALENTS, beginning of period	10,389	51,322
CASH AND CASH EQUIVALENTS, end of period	$30,504	$16,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$23,292	$17,509
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $14.0 million and $13.6 million during the six months ended June 30, 2019 and 2018, respectively, which were not paid for as of June 30, 2019 and 2018, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
We recorded under accrued expenses an accrual of equity interest distribution to noncontrolling interests of $1.8 million at June 30, 2019, which was paid in July 2019.
During the six months ended June 30, 2018 we incurred, exclusive of commitments assumed through acquisitions, capital lease debt of approximately $4.0 million from the our partner in the formation of Beach Imaging LLC. No such action was taken for the six months ended June 30, 2019.
The Company received $15.0 million in fixed assets in January 2018 from the Company’s partner in Beach Imaging LLC.
We recorded an investment in joint venture of $3.0 million to ScriptSender, LLC, on January 6, 2017, representing our capital contribution to the venture. The offsetting amount was recorded on the due to affiliates account of ScriptSender, LLC. The remaining finance capital contribution due at December 31, 2018 of $268,000 was paid during the quarter ended March 31, 2019.
We transferred approximately $4.3 million in net assets to our new joint venture, Ventura County Imaging Group. LLC in March 2019. See Note 4, Facility Acquisitions and Dispositions, for further information.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2019, we operated directly or indirectly through joint ventures with hospitals, 340 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.
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
As of February 28, 2019, we contract with seven medical groups which provide professional medical services at all of our facilities in Manhattan and Brooklyn, New York (“the NY Groups”). These contracts are similar to our contract with BRMG. Five of the NY Groups are owned or controlled by John V. Crues, III, M.D., RadNet’s Medical Director, a member of our Board of Directors, and a 1% owner of BRMG. Dr Berger owns a controlling interest in two of the NY Groups which provide professional medical services at one of our Manhattan facilities. On February 28, 2019, one of our NY Group entities, Lenox Hill Radiology and Medical Imaging Associates, P.C. ("LHR"), purchased the membership interest of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") for $6.0 million of RadNet common stock and contingent consideration valued at $680,000 to guarantee the share value issued for a period of six months post acquisition date. LHR has performed a fair value purchase price allocation and recorded equipment of $10,000, a covenant not to compete of $50,000, trade name of $380,000, other intangible assets of $340,000 and goodwill of $3.1 million from the transaction. In connection with the acquisition, RadNet also settled against the purchase consideration, $2.8 million, net of taxes, of an unfavorable vendor contract with HVRA stemming from the previous acquisition of Radiologix, Inc. in November 2006.

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
We have determined that BRMG and the NY Groups are VIEs, that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized $38.9 million and $33.5 million of revenue, net of management service fees to RadNet, for the three months ended June 30, 2019 and 2018, respectively, and $38.9 million and $33.5 million of operating expenses for the three months ended June 30, 2019 and 2018, respectively. RadNet recognized in its condensed consolidated statement of operations $159.2 million and $133.4 million of net revenues for the three months ended June 30, 2019, and 2018 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.
BRMG and the NY Groups on a combined basis recognized $76.3 million and $67.5 million of revenue, net of management service fees to RadNet, for the six months ended June 30, 2019 and 2018, respectively, and $76.3 million and $67.5 million of operating expenses for the six months ended June 30, 2019 and 2018, respectively. RadNet recognized in its condensed consolidated statement of operations $301.6 million and $252.0 million of net revenues for the six months ended June 30, 2019, and 2018 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.
The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at June 30, 2019 and December 31, 2018, we have included approximately $99.0 million and $88.9 million, respectively, of accounts receivable and approximately $3.9 million and $5.6 million, respectively, of accounts payable and accrued liabilities related to BRMG and the NY Groups. Also in our consolidated balance sheets at June 30, 2019 we have included $2.6 million in intangible assets related to the purchase of membership interest of a New York Group VIE.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2019 and 2018 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2018.

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
Our total revenues during the three and six months ended June 30, 2019 and 2018 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial insurance	$160,185	$135,479	$311,899	$261,751
Medicare	60,151	49,079	114,280	93,107
Medicaid	7,295	6,760	14,423	12,800
Workers' compensation/personal injury	11,014	8,450	22,062	16,906
Other patient revenue	6,017	6,521	11,858	12,112
Management fee revenue	1,753	3,945	3,870	7,621
Teleradiology and Software revenue	4,063	4,000	8,449	7,816
Other	7,693	5,182	14,003	11,471
Service fee revenue	258,171	219,416	500,844	423,584
Revenue under capitation arrangements	30,926	24,979	59,803	52,203
Total revenue	$289,097	$244,395	$560,647	$475,787

RECLASSIFICATION – We have reclassified certain amounts within our table of income allocation for 2018 to conform to our 2019 presentation. In addition, we have reclassified certain amounts within our condensed consolidated statements of equity for the three and six months ended June 30, 2018 in common shares issued and additional paid in capital to conform to our 2019 presentation.
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

In 2018 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The aggregate gross amount factored under these facilities was $20.5 million for the year ended December 31, 2018 and the cost of factoring such accounts receivable for the year ended December 31, 2018 was $440,000. Proceeds will be received as a combination of cash and payments on notes receivable and will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At June 30, 2019 we have $16.6 million remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.8 million and $1.4 million, as of June 30, 2019 and December 31, 2018, respectively and related to our line of credit. In conjunction with our Sixth Amendment and Seventh Amendment to our First Lien Credit Agreement (as defined below), a net addition of approximately $683,000 was added to deferred financing costs. See Note 6, Credit Facility, Notes Payable, and Capital Lease Obligations for more information.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES- Goodwill at June 30, 2019 totaled $437.9 million. Indefinite lived intangible assets at June 30, 2019 were $10.2 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2018. During the review we noted our Teleradiology unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to the reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $100,000. We have not identified any indicators of impairment through June 30, 2019. Activity in goodwill for the six months ended June 30, 2019 is provided below (in thousands):

Balance as of December 31, 2018	$418,093
Adjustments to our preliminary allocation of the purchase price of Medical Arts Radiological Group, P.C.	722
Goodwill acquired through the acquisition of certain assets of Dignity Health	1
Goodwill acquired through the acquisition of certain assets of West Valley Imaging Center, LLC	2,490
Goodwill disposed through sale of assets	(123)
Goodwill acquired by Lenox Hill Radiology through the membership purchase of HVRA	3,125
Goodwill acquired through the acquisition of certain assets of Kern Radiology, Inc.	11,156
Goodwill acquired through the acquisition of certain assets of Zilkha Radiology, Inc.	2,245
Goodwill acquired through the acquisition of certain assets of Ramic Mahwah, LLC	231
Balance as of June 30, 2019	$437,940
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
We recorded an income tax expense of $3.0 million, or an effective tax rate of 28.1%, for the three months ended June 30, 2019 compared to income tax expense for the three months ended June 30, 2018 of $2.5 million, or an effective tax rate of 27.9%. We recorded an income tax expense of $1.7 million, or an effective tax rate of 23.5% for the six months ended June 30, 2019 compared to income tax expense for the six months ended June 30, 2018 of $8,000 or an effective tax rate of 0.8%. The income tax rates for the three and six months ended June 30, 2019 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustment associated with uncertain tax positions.
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
COMPREHENSIVE (LOSS) INCOME - ASC 220 establishes rules for reporting and displaying comprehensive loss or income and its components. Our unrealized gains or losses on foreign currency translation adjustments, interest rate cap and SWAP agreements are included in comprehensive (loss) income and are included in the consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018.
COMMITMENTS AND CONTINGENCIES - We are party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, we evaluate the developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. We believe that the amount or any estimable range of reasonably possible or probable loss will not, either individually or in the aggregate, have a material adverse effect on our business and consolidated financial statements. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
In the second quarter of 2019, RadNet accrued a liability of $2.3 million related to allegations by the US Attorney's Office for the Western District of New York that RadNet submitted certain claims that incorrectly identified the physician who furnished the radiology services.  Although the matter remains unresolved and there can be no assurance as to the timing or the terms of any final outcome, we estimate that the range of loss in this matter is $2.0 million to $2.5 million.
DERIVATIVE INSTRUMENTS
2016 CAPS
In the fourth quarter of 2016, we entered into two forward interest rate cap agreements ("2016 Caps"). The 2016 Caps will mature in September and October 2020. The 2016 Caps had notional amounts of $150,000,000 and $350,000,000, respectively, which were designated at inception as cash flow hedges of future cash interest payments associated with portions of our variable rate bank debt. Under these arrangements, the Company purchased a cap on 3 month LIBOR at 2.0%. We incurred a $5.3 million premium to enter into the 2016 Caps which is being accrued over the life of the agreements.
At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2016 Caps at June 30, 2019.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2016 Caps is as follows (amounts in thousands):

For the three months ended June 30, 2019
Account	April 1, 2019 Balance	Amount of comprehensive loss recognized on derivative	June 30, 2019 Balance	Location
Accumulated Other Comprehensive Income (Loss)	1,310	(2,078)	(768)	Liabilities and Equity

For the six months ended June 30, 2019
Account	January 1, 2019 Balance	Amount of comprehensive loss recognized on derivative	June 30, 2019 Balance	Location
Accumulated Other Comprehensive Income (Loss)	2,506	(3,274)	(768)	Liabilities and Equity
2019 SWAPS
In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 SWAPS"). The 2019 SWAPS have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 SWAPS will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They will mature in October 2023 for the smaller notional and October 2025 for the larger notional. Under these arrangements, we arranged the 2019 SWAPS with locked in 1 month LIBOR rates at 1.96% for the $100,000,000 notional and at 2.05% for the $400,000,000 notional. As of the effective date, we will be liable for premium payments if interest rates decline below arranged rates, but will receive interest payments if rates remain above the arranged rates.
At inception, we designated our 2019 SWAPS as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2019 SWAPS at June 30, 2019.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 SWAPS is as follows (amounts in thousands):

For the three months ended June 30, 2019
Account	April 1, 2019 Balance	Amount of comprehensive loss recognized on derivative	June 30, 2019 Balance	Location
Accumulated Other Comprehensive Loss	—	(5,924)	(5,924)	Liabilities and Equity

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
Derivatives:
The tables below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 Caps - Interest Rate Contracts	$—	$547	$—	$547
2019 SWAPS - Interest Rate Contracts	$—	$8,630	$—	$8,630

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current assets
2016 Caps - Interest Rate Contracts	$—	$3,316	$—	$3,316
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

Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$725,299	$—	$725,299	$726,972

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$633,229	$—	$633,229	$646,441
As of June 30, 2019 our Barclays revolving credit facility had no balance outstanding while at December 31, 2018, our Barclays revolving credit facility had a $28.0 million aggregate principal amount outstanding. Our SunTrust revolving credit facility had no principal amount outstanding at June 30, 2019.
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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$4,899	$5,406	$1,165	$(1,932)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	49,702,869	47,969,003	49,490,234	47,896,216
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.10	$0.11	$0.02	$(0.04)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	49,702,869	47,969,003	49,490,234	47,896,216
Add nonvested restricted stock subject only to service vesting	134,260	147,868	186,779	—
Add additional shares issuable upon exercise of stock options and warrants	307,411	409,162	311,023	—
Weighted average number of common shares used in calculating diluted net income per share	50,144,540	48,526,033	49,988,036	47,896,216
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.10	$0.11	$0.02	$(0.04)

Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	—	—	—	—

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
As of June 30, 2019, we have two equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans.
On March 24, 2017, we acquired an initial 12.5% equity interest in Medic Vision for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.5% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $200,000. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%.

In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was identified as of June 30, 2019.
Turner Imaging:
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that will convert to additional preferred shares no later than December 21, 2019. No impairment in our investment was identified as of June 30, 2019.
INVESTMENT IN JOINT VENTURES – We have 14 unconsolidated joint ventures with ownership interests ranging from 25% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2019.
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
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2019 (in thousands):

Balance as of December 31, 2018	$37,973
Equity in earnings in these joint ventures	4,117
Distribution of earnings	(3,438)
Sale of ownership interest	(134)
Equity contributions in existing joint ventures	103
Balance as of June 30, 2019	$38,621
We charged management service fees from the centers underlying these joint ventures of approximately $1.8 million and $3.9 million for the quarters ended June 30, 2019 and 2018, respectively and $3.9 million and $7.6 million for the six months ended June 30, 2019 and 2018, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2019 and December 31, 2018 and income statement data for the six months ended June 30, 2019 and 2018 (in thousands):

Balance Sheet Data:	June 30, 2019	December 31, 2018
Current assets	$29,707	$28,317
Noncurrent assets	67,608	45,912
Current liabilities	(9,038)	(4,300)
Noncurrent liabilities	(22,037)	(4,898)
Total net assets	$66,240	$65,031

Book value of RadNet joint venture interests	$30,634	$30,030
Cost in excess of book value of acquired joint venture interests	7,987	7,943
Total value of Radnet joint venture interests	$38,621	$37,973

Total book value of other joint venture partner interests	$35,606	$35,001

Income statement data for the six months ended June 30,	2019	2018
Net revenue	$55,624	$91,559
Net income	$8,723	$14,174

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

In April 2019, the FASB issued ASU 2019-04, ("ASU 2019-04"), Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which, among other things, clarifies certain hedge accounting guidance. For the year ended 2017, we elected to early adopt ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, (Topic 815), for which this current ASU 2019-04 amends. For those entities that have already adopted ASU 2017-12, the hedging amendments in ASU 2019-04 are effective as of the beginning of the first annual reporting period beginning after 25 April 2019 and early adoption is permitted. We elected early adoption of ASU 2019-04 and the adoption had no effect on our financial statements.

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

NOTE 4 – FACILITY ACQUISITIONS AND ASSETS HELD FOR SALE
Acquisitions
On April 1, 2019 we completed our acquisition of certain assets of Kern Radiology Imaging Systems Inc., consisting of four multi-modality imaging centers located in Bakersfield, California for purchase consideration of $19.3 million. We have made a preliminary fair value determination of the acquired assets and assumed liabilities and approximately $7.6 million in property and equipment, $14.5 million in right-of-use assets, $36,000 in other assets, $500,000 in intangible assets, $14.5 million in operating lease liabilities, and $11.2 million in goodwill were recorded.
On April 1, 2019 we completed our acquisition of certain assets of Zilkha Radiology Inc. consisting of two multi-modality centers located in Islip, New York for purchase consideration of $4.5 million. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.2 million in property and equipment, $5.1 million in right-of-use assets, $100,000 in intangible assets, $5.1 million in operating lease liabilities and $2.2 million in goodwill were recorded.
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
Joint venture formations

On February 13, 2019 we formed a wholly owned subsidiary, Ventura County Imaging Group, LLC ("VCIG"). On March 1, 2019, Dignity Health joined as a venture partner. Total agreed contribution of both parties was $10.4 million of cash and assets with RadNet contributing net assets with a book value of $4.3 million for a 60% economic interest and Dignity Health contributing $6.1 million in cash and assets for a 40% economic interest. For its contribution, RadNet transferred net assets of three wholly owned multi-modality imaging centers. Dignity Health contributed approximately $800,000 in assets to acquire 5% economic interest and paid RadNet $5.3 million for an additional 35% economic interest. We maintain controlling economic interest in VCIG and fully consolidate the results into our financial statements.
Assets held for sale:
Effective January 1, 2018 we agreed to sell certain assets of four women’s imaging centers to MemorialCare Medical Foundation. The sale was initially anticipated within 12 months of the effective date, however we extended the date out to 24 months based on a change in business circumstances. The following table summarizes the major categories of assets which remain classified as held for sale in the accompanying condensed consolidated balance sheets at June 30, 2019:

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

The adoption of the standard had a material impact on our condensed consolidated balance sheets, but did not have material impact on our condensed consolidated income statements or cash flows. Adoption of the standard resulted in the recognition of an operating lease liability of $455.5 million. Operating lease ROU assets were recorded in the amount of $419.0 million. Inclusive in the adoption was the transfer of $35.3 million in deferred rent liability and $792,000 in unfavorable rental contract liabilities to operating lease ROU assets. For finance leases, the effect of the adoption amounted to a finance lease liability of $12.1 million, which was transfered from capital lease debt and a finance right of use assets in the amount of $14.1 million which remained in property, plant and equipment.

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

The components of lease expense were as follows:

	Three months ended	Six months ended
(In thousands)	June 30, 2019

Operating lease cost	$24,280	$47,072

Finance lease cost:
Depreciation of leased equipment	$785	$1,567
Interest on lease liabilities	106	229
Total finance lease cost	$891	$1,796

Supplemental cash flow information related to leases was as follows:

	Three months ended	Six months ended
(In thousands)	June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,267	$47,187
Operating cash flows from financing leases	106	229
Financing cash flows from financing leases	1,414	2,936
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases(1)	33,933	446,628
Financing leases	—	14,056

(1) Amounts for the six months ended June 30, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2, Significant Accounting Policies for further information.

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)
June 30, 2019

Operating Leases
Operating lease right-of-use assets	$432,557
Current portion of operating lease liability	$65,461
Operating lease liabilities	404,463
Total operating lease liabilities	$469,924

Finance Leases
Property and Equipment, at cost	$14,056
Accumulated depreciation	(1,567)
Equipment, net	$12,489
Current portion of finance lease	$4,334
Finance lease liabilities	4,851
Total finance lease liabilities	$9,185

Weighted Average Remaining Lease Term
Operating leases - years	8.6
Finance leases - years	3.4

Weighted Average Discount Rate
Operating leases	6.4%
Finance leases	4.4%

Maturities of lease liabilities were as follows:

(In thousands)
	Operating	Financing
Year Ending December 31,	Leases	Leases
2019 (excluding the six months ended June 30, 2019)	$47,558	$2,854
2020	89,784	3,481
2021	83,656	2,614
2022	73,751	692
2023	62,634	—
Thereafter	265,997	—
Total Lease Payments	623,380	9,641
Less imputed interest	(153,456)	(456)
Total	$469,924	$9,185

As of June 30, 2019 , we have additional operating leases for facilities that have not yet commenced of approximately $5.5 million. These operating leases will commence in 2019 with lease terms of 1 to 14 years.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of operating lease liabilities were as follows as of December 31, 2018 (in thousands):

	Facilities	Equipment	Total
2019	$75,588	$14,924	$90,512
2020	66,116	14,385	80,501
2021	57,826	12,966	70,792
2022	48,542	10,264	58,806
2023	38,800	7,095	45,895
Thereafter	160,327	5,144	165,471
	$447,199	$64,778	$511,977

NOTE 6 – CREDIT FACILITY, NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
As of June 30, 2019 and December 31, 2018 our debt obligations consist of the following (in thousands):

	June 30, 2019	December 31, 2018
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$669,222	$587,191

Discounts on First Lien Term Loans	(15,519)	(15,112)

Term Loan Agreement collateralized by NJIN's tangible and intangible assets	57,750	59,250

Revolving Credit Facilities	—	28,000

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	—	199

Equipment notes payable at interest rates ranging from 3.3% to 5.6%, due through 2020, collateralized by medical equipment	445	632

Obligations under capital leases at interest rates ranging from 4.3% to 11.2%, due through 2022, collateralized by medical and office equipment (1)	—	12,119
Total debt obligations	711,898	672,279
Less: current portion	(39,364)	(39,267)
Long term portion debt obligations	$672,534	$633,012
(1)Obligations under capital leases were transferred to Finance Lease Liability at January 1, 2019 in accordance with the adoption of Accounting Standards Update No 2016-02, Leases (Topic 842). See Note 5, Leases, for more information.
Senior Secured Credit Facilities
At June 30, 2019, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At June 30, 2019, our SunTrust credit facilities were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement (as described below).

As of June 30, 2019, we were in compliance with all covenants under our credit facilities. Deferred financing costs at June 30, 2019, net of accumulated amortization, was $1.8 million and is specifically related to our Barclays Revolving Credit Facility.
Included in our condensed consolidated balance sheets at June 30, 2019 are $669.2 million of First Lien Term Loans and $57.8 million of SunTrust Term Loan debt for a combined total of $727.0 million of total term loan debt (net of unamortized discounts of $15.5 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	669,222	(15,519)	653,703
SunTrust Term Loan	57,750	—	57,750
Total Term Loans	726,972	(15,519)	711,453
We had a no balance under our $137.5 million Barclays Revolving Credit Facility at June 30, 2019 and have reserved an additional $5.9 million for certain letters of credit. The remaining $131.7 million of our Barclays Revolving Credit Facility was available to draw upon as of June 30, 2019. We also had no balance under our $30.0 million SunTrust Revolving Credit Facility at June 30, 2019.
The following describes our financing activities related to our Barclays credit facilities:

2019 Amendments to the First Lien Credit Agreement:

On April 18, 2019 we entered into the following two new amendments to the First Lien Credit Agreement: (i) Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement dated as of April 18, 2019 (the “Sixth Amendment”); and (ii) Amendment No. 7 to Credit and Guaranty Agreement dated as of April 18, 2019 (the “Seventh Amendment”).

The Sixth Amendment amended the First Lien Credit Agreement to issue $100.0 million in incremental First Lien Term Loans and to add an additional $20.0 million of revolving commitments to the Barclay's Revolving Credit Facility. Under the First Lien Credit Agreement, we now have approximately $679.0 million in First Lien Term Loans outstanding and capacity to borrow up to $137.5 million under our Barclays Revolving Credit Facility. The proceeds of the incremental First Lien Term Loans have been used to repay revolving loans outstanding under the Revolving Credit Facility and the fees, costs and expenses associated with the Sixth Amendment and the Seventh Amendment. Rates of the applicable margin for borrowing under the First Lien Credit Agreement remain the same as Amendment No. 5 from August 22, 2017 and described below. At June 30, 2019 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.61% and 5.50%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.50% and 2.50%, respectively.

The Seventh Amendment amends the First Lien Credit Agreement to extend the maturity date of the Barclays Revolving Credit Facility by an additional two years to July 1, 2023, unless sooner terminated in accordance with the terms of the First Lien Credit Agreement.

The First Lien Credit Agreement, as amended by the Sixth Amendment, provides for quarterly payments of principal under the First Lien Term Loans in the amount of approximately $9.7 million, as compared to approximately $8.3 million under the First Lien Credit Agreement prior to the Sixth Amendment. Total issue costs for the Sixth Amendment aggregated to approximately $4.4 million. Of this amount, $2.1 million was identified and capitalized as discount on debt, $683,000 was capitalized as deferred financing costs, and $1.6 million was expensed. Amounts capitalized will be amortized over the remaining term of the agreement.
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

Pursuant to the Fifth Amendment, we also changed the interest rate margin applicable to borrowings under the First Lien Credit Agreement. While borrowings under the First Lien Credit Agreement continue to bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement) or a combination of both, at the election of the Company, plus an applicable margin. Applicable margin for Adjusted Eurodollar Rate borrowings and Base Rate borrowings was changed to adjust depending on our leverage ratio, according to the following schedule:

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
As of June 30, 2019, the interest rate payable on revolving loans was 8.00%. With no amounts outstanding and a reserve for letters of credit of $5.9 million as of June 30, 2019, the amount available to borrow under the Barclays Revolving Credit Facility at June 30, 2019 was $131.7 million.
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

SunTrust Revolving Credit Facility: The SunTrust Restated Credit Agreement establishes a $30.0 million revolving credit facility available to NJIN for funding requirements. This represents an increase of $20.0 million over the revolving facility of $10.0 million made available to NJIN under the SunTrust Original Credit Agreement. The SunTrust Revolving Credit Facility terminates on the earliest of (i) August 31, 2023, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Restated Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Restated Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise). NJIN has not borrowed against the revolving credit line.

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

Original Revolving Credit Facility: The SunTrust Original Credit Agreement established a $10.0 million revolving credit facility available to NJIN for needed funding requirements. The Original Revolving Credit Facility terminated on the earliest of (i) September 30, 2020, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Original Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Original Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise).

Original Term Loan: Pursuant to the SunTrust Original Credit Agreement, the lenders thereunder made a term loan to NJIN in the amount of $40.0 million. The Original Term Loan was repayable in scheduled quarterly amounts (as described below) and had a maturity date of the earlier of (a) September 30, 2020 and (b) the date on which the principal amount of the Original Term Loan has been declared or automatically has become due and payable (whether by acceleration or otherwise).

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
As of June 30, 2019, we had outstanding options to acquire 481,451 shares of our common stock, of which options to acquire 129,290 shares were exercisable. The following summarizes all of our option transactions for the six months ended June 30, 2019:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance,December 31, 2018	513,282	$7.44
Granted	89,200	10.93
Exercised	(10,000)	4.97
Canceled, forfeited or expired	(111,031)	0.79
Balance, June 30, 2019	481,451	8.22	7.81	$2,682,017
Exercisable at June 30, 2019	129,290	6.66	6.82	921,961
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2019 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2019. Options exercised amounted to 10,000 shares during the six months ended June 30, 2019. As of June 30, 2019, total unrecognized stock-based compensation expense related to non-vested employee awards was $985,000 which is expected to be recognized over a weighted average period of approximately 1.9 years.
Restricted Stock Awards (“RSA’s”)
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of June 30, 2019, we have issued a total of 6,089,276 RSA’s of which 389,684 were unvested at June 30, 2019. The following summarizes all unvested RSA’s activities during the six months ended June 30, 2019:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2018	277,504		$9.77
Changes during the period
Granted	631,656		$11.76
Vested	(517,976)		$9.66
Forfeited or Cancelled	(1,500)		$12.76
RSA's unvested at June 30, 2019	389,684	1.97	$11.55
We determine the fair value of all RSA’s based on the closing price of our common stock on award date.
Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the six months ended June 30, 2019 awards totaling 1,600 shares were granted.
Plan summary
In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2019, we had issued 14,781,694 total shares between options, RSA’s and other stock awards. With options canceled and RSA’s forfeited amounting to 3,281,040 and 61,703 shares, respectively, there remain 2,561,049 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS

Acquisitions:

On August 1, 2019 our subsidiary New Jersey Imaging Networks completed its acquisition of certain assets of Garden State Radiology Network, LLC., consisting of 2 multi-modality imaging centers located in southwest New Jersey for purchase consideration of $2.7 million.

On August 1, 2019 we acquired through a stock purchase a 100% controlling interest in Nulogix, Inc, one of our non-consolidated joint ventures in which we previously held a 25% non-consolidated equity investment. We issued RadNet common stock shares valued at $1.5 million to complete the transaction.

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
Overview
We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2019, we operated directly or indirectly through joint ventures with hospitals, 340 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients.
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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended June 30,
	2019	2018
Facilities in operation	340	304
Net revenues (millions)	$560.6	$475.8
Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. The Company’s total net revenues during the three and six months ended June 30, 2019 and 2018 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial insurance	$160,185	$135,479	$311,899	$261,751
Medicare	60,151	49,079	114,280	93,107
Medicaid	7,295	6,760	14,423	12,800
Workers' compensation/personal injury	11,014	8,450	22,062	16,906
Other patient revenue	6,017	6,521	11,858	12,112
Management fee revenue	1,753	3,945	3,870	7,621
Teleradiology and Software revenue	4,063	4,000	8,449	7,816
Other	7,693	5,182	14,003	11,471
Net service fee revenue	258,171	219,416	500,844	423,584
Revenue under capitation arrangements	30,926	24,979	59,803	52,203
Total net revenue	$289,097	$244,395	$560,647	$475,787
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
Equity Investments
Medic Vision:
On March 24, 2017, we acquired an initial 12.5% equity interest in Medic Vision Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.5% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $200,000. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. No impairment in our investment was identified as of the six months ended June 30, 2019.
Turner Imaging:
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that will convert to additional preferred shares no later than December 21, 2019. No impairment in our investment was identified as of the six months ended June 30, 2019.
Facility acquisitions
On April 1, 2019 we completed our acquisition of certain assets of Kern Radiology Imaging Systems Inc., consisting of four multi-modality imaging centers located in Bakersfield, California for purchase consideration of $19.3 million. We have made a preliminary fair value determination of the acquired assets and assumed liabilities and approximately $7.6 million in property and equipment, $14.5 million in right-of-use assets, $36,000 in other assets, $500,000 in intangible assets, $14.5 million in operating lease liabilities, and $11.2 million in goodwill were recorded.
On April 1, 2019 we completed our acquisition of certain assets of Zilkha Radiology Inc. consisting of two multi-modality centers located in Islip, New York for purchase consideration of $4.5 million. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.2 million in property and equipment, $5.1 million in right-of-use assets, $100,000 in intangible assets, $5.1 million in operating lease liabilities and $2.2 million in goodwill were recorded.
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
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2019 (in thousands):

Balance as of December 31, 2018	$37,973
Equity in earnings in these joint ventures	4,117
Distribution of earnings	(3,438)
Sale of ownership interest	(134)
Equity contributions in existing joint ventures	103
Balance as of June 30, 2019	$38,621
We charged management service fees from the centers underlying these joint ventures of approximately $1.8 million and $3.9 million for the quarters ended June 30, 2019 and 2018, respectively and $3.9 million and $7.6 million for the six months ended June 30, 2019 and 2018, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2019 and December 31, 2018 and income statement data for the three months ended June 30, 2019 and 2018 (in thousands):

Balance Sheet Data:	June 30, 2019	December 31, 2018
Current assets	$29,707	$28,317
Noncurrent assets	67,608	45,912
Current liabilities	(9,038)	(4,300)
Noncurrent liabilities	(22,037)	(4,898)
Total net assets	$66,240	$65,031

Book value of RadNet joint venture interests	$30,634	$30,030
Cost in excess of book value of acquired joint venture interests	7,987	7,943
Total value of Radnet joint venture interests	$38,621	$37,973

Total book value of other joint venture partner interests	$35,606	$35,001

Income statement data for the six months ended June 30,	2019	2018
Net revenue	$55,624	$91,559
Net income	$8,723	$14,174
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
Deferred Financing Costs
Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.8 million and $1.4 million, as of June 30, 2019 and December 31, 2018, respectively and related to our line of credit. See Note 6, Revolving Credit Facility, Notes Payable and Capital Lease Obligations for more information.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at June 30, 2019 totaled $437.9 million. Indefinite Lived Intangible Assets at June 30, 2019 were $10.2 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill for impairment on October 1, 2018. During the review we noted our Teleradiology unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to our the reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $100,000. We have not identified any indicators of impairment through June 30, 2019.
Long-Lived Assets
We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. To evaluate the long-lived assets our management estimates the undiscounted future cash flows expected to be derived from the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of June 30, 2019.
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
Commitments and Contingencies
We are party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, we evaluate the developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. We believe that the amount or any estimable range of reasonably possible or probable loss will not, either individually or in the aggregate, have a material adverse effect on our business and consolidated financial statements. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards, for further information.

Results of Operations
The following table sets forth, for the three and six months ended June 30, 2019 and 2018, the percentage that certain items in the statements of operations bears to total revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Service fee revenue	89.3%	89.8%	89.3%	89.0%
Revenue under capitation arrangements	10.7%	10.2%	10.7%	11.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	85.3%	85.9%	87.3%	89.5%
Depreciation and amortization	6.9%	7.4%	7.1%	7.6%
Loss (gain) on sale and disposal of equipment	—%	—%	0.2%	(0.4)%
Severance costs	0.1%	0.1%	0.2%	0.2%
Total operating expenses	92.4%	93.5%	94.8%	96.9%

INCOME FROM OPERATIONS	7.6%	6.5%	5.2%	3.1%

OTHER INCOME AND EXPENSES
Interest expense	4.3%	4.4%	4.4%	4.3%
Equity in earnings of joint ventures	(0.8)%	(1.5)%	(0.7)%	(1.4)%
Other (income) expenses	0.4%	—%	0.2%	—%
Total other expenses	4.0%	2.8%	3.9%	2.9%
INCOME BEFORE INCOME TAXES	3.7%	3.7%	1.3%	0.2%
Provision for income taxes	(1.0)%	(1.0)%	(0.3)%	—%
NET INCOME	2.6%	2.6%	1.0%	0.2%
Net income attributable to noncontrolling interests	0.9%	0.4%	0.8%	0.6%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	1.7%	2.2%	0.2%	(0.4)%

We grow through a combination of organic growth as well as acquisitions and joint ventures. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three months ended June 30, 2019 and 2018 for our operations at a total company and same center level. Same centers are those centers that have been in continuous operation since April 1, 2018.
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Total Revenue

In Thousands	Three Months Ended June 30,
Revenue	2019	2018	$ Increase/(Decrease)	% Change
Total Revenue	$289,097	$244,395	$44,702	18.3%
Same Center Revenue	$244,478	$239,504	$4,975	2.1%
The rise in same center revenue mainly resulted from increased MRI and CT procedure volumes which have higher reimbursement rates combined with increased capitation revenue over the same period last year. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2018. For the three months ended June 30, 2019, net service fee revenue from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $44.6 million. For the three months ended June 30, 2018, net service fee revenue from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $4.9 million.

Operating Expenses

Total operating expenses for the three months ended June 30, 2019 increased approximately $38.6 million, or 16.9%, from $228.5 million for the three months ended June 30, 2018 to $267.1 million for the three months ended June 30, 2019. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Salaries and professional reading fees, excluding stock-based compensation	$156,441	$135,280
Stock-based compensation	1,044	1,146
Building and equipment rental	26,994	22,047
Medical supplies	11,562	8,249
Other operating expenses *	50,517	43,333
Cost of operations	246,558	210,055

Depreciation and amortization	20,083	18,086
Loss (gain) on sale and disposal of equipment	101	105
Severance costs	371	279
Total operating expenses	$267,113	$228,525
*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended June 30,
Salaries and Professional Fees	2019	2018	$ Increase/(Decrease)	% Change
Total Salaries	$156,441	$135,280	$21,161	15.6%
Same Center Salaries	$136,022	$132,263	$3,759	2.8%

Of the total rise in same center salaries and professional fees of 2.8%, 1.8% of the increase was precipitated by higher physician cost due to greater procedure volume and the remainder related to added personnel and existing employee wage and benefit increases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2018. For the three months ended June 30, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $20.4 million. For the three months ended June 30, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was approximately $3.0 million.

Stock-based compensation

Stock-based compensation decreased $101,200, or 8.8% to approximately $1.0 million for the three months ended June 30, 2019 compared to $1.1 million for three months ended June 30, 2018. This decrease was driven by the lower fair value of RSA’s awarded and vested in the second quarter of 2019 as compared to RSA’s awarded and vested in the prior year’s second quarter.
Building and equipment rental

In Thousands	Three Months Ended June 30,
Building & Equipment Rental	2019	2018	$ Increase/(Decrease)	% Change
Total	$26,994	$22,047	$4,947	22.4%
Same Center	$22,575	$20,957	$1,618	7.7%

The increase in same center building and equipment rental expenses was related to a combination of new imaging center and radiology equipment leases to meet market demand and improve patient care. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2018. For the three months ended June 30, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $4.4 million. For the three months ended June 30, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was approximately $1.1 million.
Medical supplies

In Thousands	Three Months Ended June 30,
Medical Supplies Expense	2019	2018	$ Increase/(Decrease)	% Change
Total	$11,562	$8,249	$3,313	40.2%
Same Center	$9,414	$7,871	$1,542	19.6%

Same center medical supplies increases were attributable to increased procedure volumes for the period combined with higher-cost contracting agents that are employed in advanced imaging modalities. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2018. For the three months ended June 30, 2019, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $2.1 million. For the three months ended June 30, 2018, medical supplies expense from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $377,800.
Other operating expenses

In Thousands	Three Months Ended June 30,
Other Operating Expenses	2019	2018	$ Increase/(Decrease)	% Change
Total	$50,517	$43,333	$7,184	16.6%
Same Center	$41,752	$42,391	$(640)	(1.5)%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the three months ended June 30, 2019, other operating expense from centers that were acquired or divested subsequent January 1, 2018 and excluded from the above comparison was $8.8 million. For the three months ended June 30, 2018, other operating expense from centers that were acquired or divested subsequent to April 1, 2018 was $0.9 million.
Depreciation and amortization

In Thousands	Three Months Ended June 30,
Depreciation & Amortization	2019	2018	$ Increase/(Decrease)	% Change
Total	$20,083	$18,086	$1,997	11.0%
Same Center	$16,212	$17,625	$(1,413)	(8.0)%

The decrease in same center depreciation and amortization is primarily due to several of our assets completing their depreciation schedules subsequent to the end of the first quarter of 2019. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2019. For the three months ended June 30, 2019, depreciation expense from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $3.9 million. For the three months ended June 30, 2018, depreciation and amortization from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $461,500.
Gain on sale and disposal of equipment

We recorded a loss on the disposal of equipment of approximately $101,000 for the three months ended June 30, 2019 and approximately $104,700 for the three months ended June 30, 2018.

Other Income/Expenses

We incurred other expenses of $1.3 million for the three months ended June 30, 2019 due to debt restructuring and legal charges.
Severance Costs

We incurred severance expenses of $371,200 for the three months ended June 30, 2019 and $278,900 for the three months ended June 30, 2018.

Other Income/Expenses

We incurred other expenses of $1.3 million for the three months ended June 30, 2019 due to expenses in amending our term loan debt and legal contingency charges.
Interest expense

In Thousands	Three Months Ended June 30,
Interest Expense	2019	2018	$ Increase/(Decrease)	% Change
Total Interest Expense	$12,399	$10,641	$1,758	16.5%
Non Cash Interest*	$1,109	$976	$133	13.6%
Adjusted Interest Expense	$11,290	$9,665	$1,625	16.8%
*Includes combined non cash amortization of deferred loan costs, discount on issuance of debt and incidental financing charges.

Excluding the non cash interest amounts for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, interest expense increased $1.6 million, or 16.8%. The main drivers behind the increase were the interest payments on assumed debt of the New Jersey Imaging Network and the additional term loan debt stemming from the Sixth Amendment to the First Lien Term Loan. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2019 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.2 million and for three months ended June 30, 2018 we recognized equity in earnings from unconsolidated joint ventures of $3.7 million, a decrease of $1.5 million or 40.1%. The decrease was a result of the New Jersey Imaging Networks becoming a fully consolidated entity in October of 2018.

Provision for income taxes
We recorded an income tax expense of $3.0 million, or an effective tax rate of 28.1%, for three months ended June 30, 2019 compared to income tax expense for the three months ended June 30, 2018 of $2.5 million, or an effective tax rate of 27.9%. The income tax rates for the three months ended June 30, 2019 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustment associated with uncertain tax positions.

The discussion below shows a breakdown and analysis of revenue and expenses for the six months ended June 30, 2019 and 2018 for our operations at a total company and same center level. Same centers are those centers that have been in continuous operation since January 1, 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Total Net Revenue

In Thousands	Six Months Ended June 30,
	2019	2018	$ Increase/(Decrease)	% Change
Total Revenue	$560,646	$475,787	$84,860	17.8%
Same Center Revenue	$475,375	$464,075	$11,300	2.4%

Higher revenue experienced for the period resulted from increased procedure volume of advanced radiology modalities, improvement of equipment utilization and increased capitation revenue over the same period last year. We benefited from better weather in the first quarter of 2019, compared to 2018 where inclement weather impacted our procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2018. For the six months ended June 30, 2019, total net revenue from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $85.3 million. For the six months ended June 30, 2018, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $11.7 million.

Operating Expenses

Cost of operations for the six months ended June 30, 2019 increased approximately $70.6 million, or 15.3%, from $460.8 million for the six months ended June 30, 2018 to $531.4 million for the six months ended June 30, 2019. The following table sets forth our cost of operations and total operating expenses for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Salaries and professional reading fees, excluding stock-based compensation	$311,036	$270,266
Stock-based compensation	5,583	4,890
Building and equipment rental	52,260	43,231
Medical supplies	21,400	17,783
Other operating expenses *	99,336	89,519
Cost of operations	489,615	425,689

Depreciation and amortization	39,704	35,942
Loss (gain) on sale and disposal of equipment	1,072	(1,831)
Severance costs	1,002	1,006
Total operating expenses	$531,393	$460,806

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Six Months Ended June 30,
Salaries and Professional Fees	2019	2018	$ Increase/(Decrease)	% Change
Total Salaries	$311,036	$270,266	$40,769	15.1%
Same Center Salaries	$271,558	$263,296	$8,261	3.1%

Of the rise same center salaries and professional fees of 3.1%, 1.7% was precipitated by increased physician cost due to greater procedure volume and the remainder related to added personnel and existing employee wage and benefit increases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the six months ended June 30, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $39.5 million. For the six months ended June 30, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was approximately $7.0 million.

Stock-based compensation

Stock-based compensation increased $692,700, or 13.4%, to approximately $5.6 million for the six months ended June 30, 2019 compared to $4.9 million for the six months ended June 30, 2018. This increase was driven by the higher fair value of RSA’s awarded and vested in the first six months of 2019 as compared to RSA’s awarded and vested in the same period in 2018.

Building and equipment rental

In Thousands	Six Months Ended June 30,
Building & Equipment Rental	2019	2018	$ Increase/(Decrease)	% Change
Total	$52,260	$43,231	$9,030	20.9%
Same Center	$43,881	$41,057	$2,824	6.9%

The increase in same center building and equipment rental expenses relates to additional new imaging center and radiology equipment leases to support expanding operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the six months ended June 30, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $8.4 million. For the six months ended June 30, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was approximately $2.2 million.

Medical supplies

In Thousands	Six Months Ended June 30,
Medical Supplies Expense	2019	2018	$ Increase/(Decrease)	% Change
Total	$21,400	$17,783	$3,617	20.3%
Same Center	$17,665	$17,064	$601	3.5%

Same center medical supplies increases were attributable to purchases of higher cost contrasting imaging agents employed in advanced radiology modalities. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the six months ended June 30, 2019, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $3.7 million. For the six months ended June 30, 2018, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $718,500.

Other operating expenses

In Thousands	Six Months Ended June 30,
Other Operating Expenses	2019	2018	$ Increase/(Decrease)	% Change
Total	$99,336	$89,519	$9,818	11.0%
Same Center	$82,067	$87,253	$(5,186)	(5.9)%

The decrease in other operating expenses was driven by across the board reductions in telecommunication, insurance, software and professional service expenses. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the six months ended June 30, 2019, other operating expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $17.3 million. For the six months ended June 30, 2018, other operating expense from centers that were acquired or divested subsequent to January 1, 2018 was $2.3 million.

Depreciation and amortization

In Thousands	Six Months Ended June 30,
Depreciation & Amortization	2019	2018	$ Increase/(Decrease)	% Change
Total	$39,704	$35,942	$3,761	10.5%
Same Center	$32,096	$34,959	$(2,864)	(8.2)%

The decrease in same center depreciation and amortization is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our fourth quarter of 2018. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the six months ended June 30, 2019, depreciation expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $7.6 million. For the six months ended June 30, 2018, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $983,200.

Gain and loss on sale and disposal of equipment

We recorded a loss on sale of equipment of approximately $1.1 million for the six months ended June 30, 2019 and a gain on the sale of equipment of approximately $1.8 million for the six months ended June 30, 2018.

Severance Costs

We incurred severance expenses of $1.0 million for each of the six months ended June 30, 2019 and June 30, 2018.

Other Income/Expenses

We incurred other expenses of $1.3 million for the six months ended June 30, 2019 due to expenses in amending our term loan debt and legal contingency charges.

Interest expense

In Thousands	Six Months Ended June 30,
Interest Expense	2019	2018	$ Increase/(Decrease)	% Change
Total Interest Expense	$24,694	$20,680	$4,014	19.4%
Non Cash Interest*	$2,021	$1,955	$66	3.4%
Adjusted Interest Expense	$22,673	$18,725	$3,948	21.1%

*Includes combined non cash amortization of deferred loan costs, discount on issuance of debt and incidental financing charges.

Excluding the non cash interest amounts for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, interest expense increased $3.9 million, or 21.1%. The main drivers behind the increase were the interest payments on assumed debt of the New Jersey Imaging Network and the additional term loan debt stemming from the Sixth Amendment to the First Lien Term Loan. See “Liquidity and Capital Resources” below for more details on our credit facilities.

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

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2019 we recognized equity in earnings from unconsolidated joint ventures of $4.1 million versus $6.7 million for the six months ended June 30, 2018, a decrease of $2.6 million or 38.8%, as a result of the New Jersey Imaging Networks becoming a fully consolidated entity in October of 2018.

Provision for income taxes

We had a tax provision for the six months ended June 30, 2019 of $1.7 million or 23.5% of income before income taxes, compared to a tax provision for the six months ended June 30, 2018 of $8,000 or 0.8% of income before income taxes. The effective tax rate was higher in the six months ended June 30, 2019 due to the effect of a windfall from restricted stock release.
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
One non-GAAP measure we believe assists us is Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and excluding losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period.
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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to RadNet, Inc. common stockholders	$4,899	$5,406	$1,165	$(1,932)
Provision for income taxes	2,969	2,505	1,740	8
Interest expense	12,399	10,641	24,694	20,680
Severance costs	371	279	1,002	1,005
Depreciation and amortization	20,083	18,086	39,703	35,942
Non-cash employee stock-based compensation	1,044	1,146	5,583	4,890
Loss (gain) on sale and disposal of equipment	101	105	1,072	(1,831)
Other expenses	1,269	5	1,269	6
Gain on sale of equipment attributable to noncontrolling interest				440
Adjusted EBITDA	$43,135	$38,173	$76,228	$59,208

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of June 30, 2019 and December 31, 2018 and income statement data for the six months ended June 30, 2019 and 2018 (in thousands):

Balance Sheet Data:	June 30, 2019	December 31, 2018
Cash and cash equivalents	$30,504	$10,389
Accounts receivable	159,323	148,919
Working capital (exclusive of current operating lease liabilities)	6,686	(30,827)
Stockholders' equity	212,430	200,253

Income statement data for the six months ended June 30,	2019	2018
Total net revenue	$560,647	$475,787
Net income (loss) attributable to RadNet common stockholders	1,165	(1,932)
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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the six months ended June 2019 and 2018:

Cash Flow Data	June 30, 2019	June 30, 2018
Cash provided by operating activities	$44,535	$46,948
Cash used in investing activities	(76,845)	(61,103)
Cash provided by (used in) financing activities	52,430	(20,846)
Cash provided by operating activities for the six months ended June 30, 2019 was $44.5 million and $46.9 million for the six months ended June 30, 2018 .
Cash used in investing activities for the six months ended June 30, 2019, included purchases of property and equipment for approximately $50.3 million and the acquisition of imaging facilities for $27.1 million.
Cash provided by financing activities for the six months ended June 30, 2019, was mainly due to our additional term loan debt issuance of April 18, 2019, offset by payments on our term loan and revolving credit facility borrowings.

In 2018 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The aggregate gross amount factored under these facilities was $20.5 million and the cost of factoring such accounts receivable was $440,000. At June 30, 2019 we have $16.6 million remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
At June 30, 2019, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At June 30, 2019, our SunTrust credit facilities were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement.
As of June 30, 2019, we were in compliance with all covenants under our credit facilities. Deferred financing costs at June 30, 2019, net of accumulated amortization, was $1.8 million and is specifically related to our Barclays Revolving Credit Facility.
Included in our condensed consolidated balance sheets at June 30, 2019 are $727.0 million of total term loan debt (net of unamortized discounts of $15.5 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	669,222	(15,519)	653,703
SunTrust Term Loan	57,750	—	57,750
Total Term Loans	726,972	(15,519)	711,453
We had no balance under our $137.5 million Barclays Revolving Credit Facility at June 30, 2019 and have reserved against the borrowing capacity $5.9 million for certain letters of credit. The remaining $131.7 million of our Barclays Revolving

Credit Facility was available to draw upon as of June 30, 2019. We had no balance under our $30.0 million Suntrust Revolving Credit Facility at June 30, 2019.
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
We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2019, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $32,000 in operating expenses.
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
Interest Rate Sensitivity Barclays First Lien Term Loans

At June 30, 2019, we had $669.2 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. The 2016 Caps are designed to provide a hedge against interest rate increases. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At June 30, 2019, our effective 3 month LIBOR was 2.61%. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the 2016 Caps which is being accrued over the life of the instrument. See Note 2, Significant Accounting Policies, for further information.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the rates experienced in 2018 would, after considering the effects of the 2016 Caps, result in an increase of $1.7 million in annual interest expense and a corresponding decrease in income before taxes.  At June 30, 2019, an additional $9.7 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $96,990 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements.

Interest Rate Sensitivity SunTrust Term Loan

At June 30, 2019, we had $57.8 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement.

At June 30, 2019, our effective LIBOR rate plus applicable margin was 4.58%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $577,500 in annual interest expense and a corresponding decrease in income before taxes. No amounts are tied to the prime rate under the SunTrust Restated Agreement.

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

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RADNET, INC.
(Registrant)

Date: August 9, 2019	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)