Form 10-Q
period 2019-09-30
RadNet, Inc.
filed 2019-11-12
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
The number of shares of the registrant’s common stock outstanding on November 6, 2019 was 50,271,829 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,688	$10,389
Accounts receivable	150,748	148,919
Due from affiliates	1,385	595
Prepaid expenses and other current assets	47,857	46,288
Assets held for sale	2,041	2,499
Total current assets	239,719	208,690
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	352,310	345,729
Operating lease right-of-use assets	438,558	—
Total property, equipment and right-of-use assets	790,868	345,729
OTHER ASSETS
Goodwill	439,867	418,093
Other intangible assets	43,613	40,593
Deferred financing costs	1,670	1,354
Investment in joint ventures	36,868	37,973
Deferred tax assets, net of current portion	34,423	31,506
Deposits and other	30,872	25,392
Total assets	$1,617,900	$1,109,330
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$175,894	$181,028
Due to affiliates	18,592	13,089
Deferred revenue	1,908	2,398
Current portion of deferred rent	—	3,735
Current finance lease liability	4,095	—
Current operating lease liability	69,308	—
Current portion of notes payable	39,719	33,653
Current portion of obligations under capital leases	—	5,614
Total current liabilities	309,516	239,517
LONG-TERM LIABILITIES
Deferred rent, net of current portion	—	31,542
Long-term finance lease liability	4,042	—
Long-term operating lease liability	410,958	—
Notes payable, net of current portion	662,605	626,507
Obligations under capital lease, net of current portion	—	6,505
Other non-current liabilities	15,707	5,006
Total liabilities	1,402,828	909,077
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 50,254,136 and 48,977,485 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in-capital	260,463	242,835
Accumulated other comprehensive (loss) income	(12,250)	2,259
Accumulated deficit	(113,555)	(117,915)
Total RadNet, Inc.'s stockholders' equity	134,663	127,184
Noncontrolling interests	80,409	73,069
Total equity	215,072	200,253
Total liabilities and equity	$1,617,900	$1,109,330

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Service fee revenue	$261,908	217,552	$762,751	641,136
Revenue under capitation arrangements	30,784	24,596	90,587	76,799
Total revenue	292,692	242,148	853,338	717,935
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	254,383	208,511	743,997	634,200
Depreciation and amortization	20,490	17,480	60,193	53,422
Loss (gain) on sale and disposal of equipment and other	917	(373)	1,990	(2,204)
Severance costs	52	82	1,054	1,087
Total operating expenses	275,842	225,700	807,234	686,505
INCOME FROM OPERATIONS	16,850	16,448	46,104	31,430

OTHER INCOME AND EXPENSES
Interest expense	11,895	10,663	36,589	31,343
Equity in earnings of joint ventures	(1,955)	(2,822)	(6,072)	(9,547)
Other expenses	2	7	1,271	13
Total other expenses	9,942	7,848	31,788	21,809
INCOME BEFORE INCOME TAXES	6,908	8,600	14,316	9,621
Provision for income taxes	(1,816)	(2,827)	(3,556)	(2,835)
NET INCOME	5,092	5,773	10,760	6,786
Net income attributable to noncontrolling interests	1,897	734	6,400	3,679
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,195	$5,039	$4,360	$3,107

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.06	$0.10	$0.09	$0.06

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.06	$0.10	$0.09	$0.06
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	49,807,460	48,010,726	49,597,138	47,937,215
Diluted	50,360,360	48,615,392	50,113,306	48,481,305
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$5,092	$5,773	$10,760	$6,786
Foreign currency translation adjustments	(23)	(91)	(28)	(65)
Change in fair value of cash flow hedge, net of taxes	(5,283)	595	(14,481)	4,889
COMPREHENSIVE (LOSS) INCOME	(214)	6,277	(3,749)	11,610
Less comprehensive income attributable to noncontrolling interests	1,897	734	6,400	3,679
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$(2,111)	$5,543	$(10,149)	$7,931
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended September 30, 2019 and September 30, 2018.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - JUNE 30, 2019	50,127,234	$5	$257,607	$(6,942)	$(116,752)	$133,918	$78,512	$212,430
Issuance of common stock under the equity compensation plan	25,000	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,356	—	—	1,356	—	1,356
Issuance of common stock for purchase of Nulogix	101,902	—	1,500	—	—	1,500	—	1,500
Change in cumulative foreign currency translation adjustment	—	—	—	(23)	—	(23)	—	(23)
Change in fair value cash flow hedge, net of taxes	—	—	—	(5,283)	—	(5,283)	—	(5,283)
Other	—	—	—	(2)	2	—	—	—
Net loss	—	—	—	—	3,195	3,195	1,897	5,092
BALANCE-SEPTEMBER 30, 2019	50,254,136	$5	$260,463	$(12,250)	$(113,555)	$134,663	$80,409	$215,072

BALANCE - JUNE 30, 2018	48,284,925	$5	$235,713	$3,677	$(152,090)	$87,305	$37,629	$124,934

Issuance of common stock upon exercise of options	5,000	—	10	—	—	10	—	10
Issuance of common stock under the equity compensation plan	45,000	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,568	—	—	1,568	—	1,568
Sale of noncontrolling interests, net of taxes	—	—	(3,070)	—	—	(3,070)	(2,046)	(5,116)
Special distribution from noncontrolling interest	—	—	2,894	—	—	2,894	(9,175)	(6,281)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	(43)	—	—	(43)	(157)	(200)
Change in cumulative foreign currency translation adjustment	—	—	—	4	—	4	—	4
Change in fair value cash flow hedge, net of taxes	—	—	—	595	—	595	—	595
Net loss	—	—	—	—	5,039	5,039	734	5,773
BALANCE-SEPTEMBER 30, 2018	48,334,925	$5	$237,072	$4,276	$(147,051)	$94,302	$26,985	$121,287

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the nine months ended September 30, 2019 and September 30, 2018.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - JANUARY 1, 2019	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253
Issuance of common stock upon exercise of options	10,000	—	50	—	—	50	—	50
Issuance of common stock under the equity compensation plan	726,042	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,993	—	—	6,993	—	6,993
Issuance of common stock for purchase of membership interest in HVRA	440,207	—	6,000	—	—	6,000	—	6,000
Forfeiture of restricted stock	(1,500)	—	(5)	—	—	(5)	—	(5)
Sale of noncontrolling interests, net of taxes	—	—	3,090	—	—	3,090	2,008	5,098
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,818)	(1,818)
Contribution from noncontrolling partner	—	—	—	—	—	—	750	750
Issuance of common stock for purchase of Nulogix	101,902	—	1,500	—	—	1,500	—	1,500
Change in cumulative foreign currency translation adjustment	—	—	—	(28)	—	(28)	—	(28)
Change in fair value cash flow hedge, net of taxes	—	—	—	(14,481)	—	(14,481)	—	(14,481)
Net income	—	—	—	—	4,360	4,360	6,400	10,760
BALANCE-SEPTEMBER 30, 2019	50,254,136	$5	$260,463	$(12,250)	$(113,555)	$134,663	$80,409	$215,072

BALANCE - JANUARY 1, 2018	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925
Issuance of common stock upon exercise of options	5,000	—	10	—	—	10	—	10
Issuance of common stock under the equity compensation plan	607,160	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,364	—	—	6,364	—	6,364
Forfeiture of restricted stock	(1,150)	—	(7)	—	—	(7)	—	(7)
Sale of noncontrolling interests, net of taxes	—	—	15,593	—	—	15,593	25,186	40,779
Special distribution from noncontrolling interest	—	—	2,894	—	—	2,894	(9,175)	(6,281)
Purchase of noncontrolling interests	—	—	(43)	—	—	(43)	(157)	(200)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(913)	(913)
Change in cumulative foreign currency translation adjustment	—	—	—	(65)	—	(65)	—	(65)
Change in fair value cash flow hedge, net of taxes	—	—	—	4,889	—	4,889	—	4,889
Net loss	—	—	—	—	3,107	3,107	3,679	6,786
BALANCE-SEPTEMBER 30, 2018	48,334,925	$5	$237,072	$4,276	$(147,051)	$94,302	$26,985	$121,287

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,760	$6,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,193	53,422
Amortization of operating lease right-of-use assets	49,948	—
Equity in earnings of joint ventures	(6,072)	(9,547)
Distributions from joint ventures	3,924	21,783
Amortization of deferred financing costs and loan discount	3,103	2,924
Loss (gain) on sale and disposal of equipment and other	1,990	(2,204)
Stock-based compensation	6,963	6,557
Other noncash items included in cost of operations	(559)	—
Change in fair value of contingent consideration	(1,749)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(3,467)	(9,641)
Other current assets	(1,569)	(5,680)
Other assets	(5,770)	(1,209)
Deferred taxes	(4,230)	1,531
Operating lease liability	(49,721)	—
Deferred rent	—	2,397
Deferred revenue	(490)	353
Accounts payable, accrued expenses and other	19,349	20,386
Net cash provided by operating activities	82,603	87,858
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(27,150)	(17,393)
Equity investments at fair value	(143)	(2,200)
Purchase of property and equipment	(68,269)	(62,595)
Proceeds from sale of equipment	760	2,587
Proceeds from the sale of equity interests in a joint venture	132	—
Nulogix return of capital	792	—
Equity contributions in existing and purchase of interest in joint ventures	(103)	(2,000)
Net cash used in investing activities	(93,981)	(81,601)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(4,778)	(4,374)
Payments on term loan debt	(29,918)	(24,810)
Proceeds from debt issuance	97,144	—
Distributions paid to noncontrolling interests	(1,818)	(913)
Proceeds from sale of noncontrolling interest	5,275	—
Contribution from noncontrolling partner	750	—
Proceeds from revolving credit facility	251,200	44,000
Purchase of noncontrolling interests	—	(200)
Payments on revolving credit facility	(279,200)	(44,000)
Proceeds from issuance of common stock upon exercise of options	50	10
Net cash provided by (used in) financing activities	38,705	(30,287)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28)	(65)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,299	(24,095)
CASH AND CASH EQUIVALENTS, beginning of period	10,389	51,322
CASH AND CASH EQUIVALENTS, end of period	$37,688	$27,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$36,058	$27,136
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $14.1 million and $14.2 million during the nine months ended September 30, 2019 and 2018, respectively, which were not paid for as of September 30, 2019 and 2018, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
During the nine months ended September 30, 2018 we incurred, exclusive of commitments assumed through acquisitions, capital lease debt of approximately $4.0 million from our partner in the formation of Beach Imaging LLC. No such action was taken for the nine months ended September 30, 2019.
We received $15.0 million in fixed assets in January 2018 from our partner in Beach Imaging LLC.
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

On August 1, 2019 we issued RadNet common stock in the amount of $1.5 million to acquire 75% controlling interest in our formerly 25% owned joint venture Nulogix. See Note 2, Significant Accounting Policies, for further information.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2019, we operated directly or indirectly through joint ventures with hospitals, 340 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.
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
We have determined that BRMG and the NY Groups are VIEs, that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the NY Groups on a combined basis recognized

$40.6 million and $33.2 million of revenue, net of management service fees to RadNet, for the three months ended September 30, 2019 and 2018, respectively, and $40.6 million and $33.2 million of operating expenses for the three months ended September 30, 2019 and 2018, respectively. RadNet recognized in its condensed consolidated statement of operations $154.5 million and $126.8 million of net revenues for the three months ended September 30, 2019, and 2018 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.
BRMG and the NY Groups on a combined basis recognized $116.9 million and $100.7 million of revenue, net of management service fees to RadNet, for the nine months ended September 30, 2019 and 2018, respectively, and $116.9 million and $100.7 million of operating expenses for the nine months ended September 30, 2019 and 2018, respectively. RadNet recognized in its condensed consolidated statement of operations $456.1 million and $378.7 million of net revenues for the nine months ended September 30, 2019, and 2018 respectively, for management services provided to BRMG and the NY Groups relating primarily to the technical portion of total billed revenue.
The cash flows of BRMG and the NY Groups are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at September 30, 2019 and December 31, 2018, we have included approximately $95.0 million and $88.9 million, respectively, of accounts receivable and approximately $6.9 million and $5.6 million, respectively, of accounts payable and accrued liabilities related to BRMG and the NY Groups. Also in our consolidated balance sheets at September 30, 2019 we have included $3.9 million in intangible assets related to the purchase of membership interest of a New York Group VIE.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2019 and 2018 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2018.
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
As it relates to BRMG and NY Group centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Groups as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Groups. As it relates to non-BRMG centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.
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
Our total revenues during the three and nine months ended September 30, 2019 and 2018 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial insurance	$163,152	$135,445	$475,064	$397,193
Medicare	61,599	48,243	175,825	141,348
Medicaid	7,128	6,323	21,564	19,129
Workers' compensation/personal injury	10,865	8,810	32,950	25,714
Other patient revenue	6,085	6,205	17,947	18,318
Management fee revenue	1,792	3,615	5,662	11,237
Teleradiology and Software revenue	4,412	4,063	12,861	11,879
Other	6,875	4,848	20,878	16,318
Service fee revenue	261,908	217,552	762,751	641,136
Revenue under capitation arrangements	30,784	24,596	90,587	76,799
Total revenue	$292,692	$242,148	$853,338	$717,935
RECLASSIFICATION – We have reclassified certain amounts within our table of total revenue for 2018 to conform to our 2019 presentation. In addition, we have reclassified certain amounts within our condensed consolidated statements of equity for the three and nine months ended September 30, 2018 in common shares issued and additional paid in capital to conform to our 2019 presentation.
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

In 2018 and 2019 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. As of the nine months ended September 30, 2019, the amount factored under these facilities was $9.0 million, inclusive of discount recorded to reflect the difference between market interest rates and the stated interest rate of the receivable. Payments on notes receivable will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At September 30, 2019 we have $24.3 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.7 million and $1.4 million, as of September 30, 2019 and December 31, 2018, respectively and related to our line of credit. In conjunction with our Sixth Amendment and Seventh Amendment to our First Lien Credit Agreement (as defined below), a net addition of approximately $683,000 was added to deferred financing costs. See Note 6, Credit Facility, Notes Payable, and Capital Lease Obligations, for more information.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at September 30, 2019 totaled $439.9 million. Indefinite lived intangible assets at September 30, 2019 were $11.9 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2018. During the review we noted our Teleradiology unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to the reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $100,000. We have not identified any indicators of impairment through September 30, 2019. Activity in goodwill for the nine months ended September 30, 2019 is provided below (in thousands):

Balance as of December 31, 2018	$418,093
Adjustments to our preliminary allocation of the purchase price of Medical Arts Radiological Group, P.C.	722
Goodwill acquired through the acquisition of certain assets of Dignity Health	1
Goodwill acquired through the acquisition of certain assets of West Valley Imaging Center, LLC	2,490
Goodwill disposed through sale of assets	(123)
Goodwill acquired by Lenox Hill Radiology through the membership purchase of HVRA	3,125
Goodwill acquired through the acquisition of certain assets of Kern Radiology, Inc.	10,507
Goodwill acquired through the acquisition of certain assets of Zilkha Radiology, Inc.	2,577
Goodwill acquired through the acquisition of certain assets of Ramic Mahwah, LLC	231
Goodwill acquired through the acquisition of GSRN	887
Goodwill acquired through the acquisition of Nulogix	1,357
Balance as of September 30, 2019	$439,867
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
We recorded an income tax expense of $1.8 million, or an effective tax rate of 26.3%, for the three months ended September 30, 2019 compared to income tax expense for the three months ended September 30, 2018 of $2.8 million, or an effective tax rate of 32.9%. We recorded an income tax expense of $3.6 million, or an effective tax rate of 24.8% for the nine months ended September 30, 2019 compared to income tax expense for the nine months ended September 30, 2018 of $2.8 million or an effective tax rate of 29.5%. The income tax rates for the three and nine months ended September 30, 2019 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustment associated with uncertain tax positions.
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

COMPREHENSIVE (LOSS) INCOME - ASC 220 establishes rules for reporting and displaying comprehensive loss or income and its components. Our unrealized gains or losses on foreign currency translation adjustments, interest rate cap and SWAP agreements are included in comprehensive (loss) income and are included in the consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018.
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
In the second quarter of 2019, RadNet accrued a liability of $2.3 million related to allegations by the US Attorney's Office for the Western District of New York that RadNet submitted certain claims that incorrectly identified the physician who furnished the radiology services. The final settlement, which admits no wrong-doing on behalf of RadNet, was $2.2 million and paid in September 2019.
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
At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2016 Caps at September 30, 2019.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2016 Caps is as follows (amounts in thousands):

For the three months ended September 30, 2019
Account	July 1, 2019 Balance	Amount of comprehensive loss recognized on derivative net of taxes	September 30, 2019 Balance	Location
Accumulated Other Comprehensive Loss	(768)	(251)	(1,019)	Liabilities and Equity

For the nine months ended September 30, 2019
Account	January 1, 2019 Balance	Amount of comprehensive loss recognized on derivative net of taxes	September 30, 2019 Balance	Location
Accumulated Other Comprehensive Income (Loss)	2,506	(3,525)	(1,019)	Liabilities and Equity
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
At inception, we designated our 2019 SWAPS as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2019 SWAPS at September 30, 2019.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 SWAPS is as follows (amounts in thousands):

For the three months ended September 30, 2019
Account	July 1, 2019 Balance	Amount of comprehensive loss recognized on derivative net of taxes	September 30, 2019 Balance	Location
Accumulated Other Comprehensive Loss	$(5,924)	$(5,032)	$(10,956)	Liabilities and Equity

For the nine months ended September 30, 2019
Account	January 1, 2019 Balance	Amount of comprehensive loss recognized on derivative net of taxes	September 30, 2019 Balance	Location
Accumulated Other Comprehensive Loss	—	$(10,956)	$(10,956)	Liabilities and Equity

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
Derivatives:
The tables below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our consolidated balance sheets, as follows (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 Caps - Interest Rate Contracts	$—	$906	$—	$906
2019 SWAPS - Interest Rate Contracts	$—	$15,473	$—	$15,473

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current assets
2016 Caps - Interest Rate Contracts	$—	$3,316	$—	$3,316
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

Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$718,172	$—	$718,172	$716,522

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$633,229	$—	$633,229	$646,441
As of September 30, 2019 our Barclays revolving credit facility had no balance outstanding while at December 31, 2018, our Barclays revolving credit facility had a $28.0 million aggregate principal amount outstanding. Our SunTrust revolving credit facility relating to our consolidated subsidiary NJIN, had no principal amount outstanding at September 30, 2019 and at December 31, 2018.
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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to RadNet, Inc.'s common stockholders	$3,195	$5,039	$4,360	$3,107

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	49,807,460	48,010,726	49,597,138	47,937,215
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.06	$0.10	$0.09	$0.06

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	49,807,460	48,010,726	49,597,138	47,937,215
Add nonvested restricted stock subject only to service vesting	200,567	180,269	191,375	171,627
Add additional shares issuable upon exercise of stock options and warrants	352,333	424,397	324,793	372,463
Weighted average number of common shares used in calculating diluted net income per share	50,360,360	48,615,392	50,113,306	48,481,305
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.06	$0.10	$0.09	$0.06

Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	—	—	—	8,333

EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment.
As of September 30, 2019, we have two equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
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
In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was identified as of September 30, 2019.
Turner Imaging:

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that will convert to additional preferred shares no later than December 21, 2019. No impairment in our investment was identified as of September 30, 2019.
INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of September 30, 2019.
Sale of joint venture interest:
On April 1, 2017, we formed in conjuncture with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA with RadNet holding a 40% economic interest and CSMC holding a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from the us an additional five percent economic interest in SMIG valued at $134,000. As a result of the transaction, our economic interest in SMIG has been reduced to 35%. We recorded a loss of $2,000 on the transaction.
Change in control of existing joint ventures:

On October 6, 2014, we acquired a 49% equity interest in Garden State Radiology, LLC for cash consideration of $2.2 million. The venture consisted of two imaging centers located in New Jersey. On August 1, 2019, the entity was dissolved by transferring ownership of the assets of the centers to the partners for no consideration, with each partner receiving full ownership of one center. See Note 4, Facility Acquisitions and Dispositions, for further information.

On April 12, 2018 we acquired 25% share capital in Nulogix, Inc. for cash consideration of $2.0 million. On August 1, 2019 we completed via the issuance of RadNet common stock valued at $1.5 million, the acquisition of the remaining 75% economic interest and we now consolidate the financial statements of Nulogix.  See Note 4, Facility Acquisitions and Dispositions, for further information.

Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2019 (in thousands):

Balance as of December 31, 2018	$37,973
Equity in earnings in these joint ventures	6,072
Distribution of earnings	(3,924)
Sale of ownership interest	(134)
Dissolution of GRSN	(1,427)
Nulogix change in control	(1,795)
Equity contributions in existing joint ventures	103
Balance as of September 30, 2019	$36,868
We charged management service fees from the centers underlying these joint ventures of approximately $2.5 million and $3.5 million for the quarters ended September 30, 2019 and 2018, respectively and $7.8 million and $10.6 million for the nine months ended September 30, 2019 and 2018, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2019 and December 31, 2018 and income statement data for the nine months ended September 30, 2019 and 2018 (in thousands):

Balance Sheet Data:	September 30, 2019	December 31, 2018
Current assets	$32,401	$28,317
Noncurrent assets	62,564	45,912
Current liabilities	(9,383)	(4,300)
Noncurrent liabilities	(20,113)	(4,898)
Total net assets	$65,469	$65,031

Book value of RadNet joint venture interests	$30,421	$30,030
Cost in excess of book value of acquired joint venture interests	6,447	7,943
Total value of Radnet joint venture interests	$36,868	$37,973

Total book value of other joint venture partner interests	$35,048	$35,001

Income statement data for the nine months ended September 30,	2019	2018
Net revenue	$80,115	$136,413
Net income	$13,718	$20,271

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

Accounting standards not yet adopted

In June 2016, the FASB issued ASU No. 2016-13 ("ASU 2016-13), Financial Instruments - Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will be effective for us beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

NOTE 4 – FACILITY ACQUISITIONS AND ASSETS HELD FOR SALE
Acquisitions

On August 1, 2019 we completed a step-up acquisition upon the dissolution of our former 49% owned joint venture, Garden State Radiology LLC ("GSRN"). GSRN consisted of two multi-modality centers operating in New Jersey. GSRN became our wholly owned subsidiary with the withdrawal of the 51% majority partner for the full ownership of one center with no other consideration. We made a preliminary fair value determination of our original 49% interest which resulted in a step-up gain of $114,000. We determined a preliminary fair value of the remaining acquired imaging center of $1.9 million in assets and $426,000 in liabilities were recognized. We recorded $1,000 in other assets, $599,000 in fixed assets, $426,000 in right-of-use assets, $426,000 in operating lease liabilities, and $888,000 in goodwill.

On August 1, 2019 we completed a step-up acquisition of our former 25% owned joint venture, Nulogix, via a stock issuance of RadNet common shares valued at $1.5 million to obtain the remaining 75% outstanding Nulogix shares. We made a preliminary fair value determination of the acquired assets and approximately $189,000 in fixed assets, $732,000 in intangible assets, $278,000 in deferred tax liability and goodwill of $1.4 million were recorded. We also made a fair value determination of our 25% pre existing interest in the business and recognized a loss of $504,000 which is included in operating expenses within the condensed consolidated statements of operations.
On April 1, 2019 we completed our acquisition of certain assets of Kern Radiology Imaging Systems Inc., consisting of four multi-modality imaging centers located in Bakersfield, California for purchase consideration of $19.3 million. We have made a preliminary fair value determination of the acquired assets and assumed liabilities and approximately $10.1 million in property and equipment, $9.7 million in right-of-use assets, $36,000 in other assets, $3.4 million in intangible assets, $14.5 million in operating lease liabilities, and $10.5 million in goodwill were recorded.
On April 1, 2019 we completed our acquisition of certain assets of Zilkha Radiology Inc. consisting of two multi-modality centers located in Islip, New York for purchase consideration of $4.5 million. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.2 million in property and equipment, $5.1 million in right-of-use assets, $100,000 in intangible assets, $5.1 million in operating lease liabilities, retired $332,000 in equipment indebtedness, and recorded $2.6 million in goodwill.
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
On February 1, 2019 our majority owned subsidiary, West Valley Imaging Group, LLC ("WVIG") completed its acquisition of certain assets of West Valley Imaging Center, LLC, consisting of a single multi-modality imaging center located in West Hills, CA for purchase consideration of $3.0 million all of which was initially funded by the Company. We have made a preliminary fair value determination of the acquired assets and approximately $300,000 in equipment and fixed assets, $7,000 in other assets, $200,000 in intangible assets and $2.5 million in goodwill were recorded. Subsequent to the transaction, our partner in WVIG, Cedars Sinai Medical Center, contributed $750,000 in cash to maintain its 25% economic interest in the venture.
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
Assets held for sale:
Effective January 1, 2018 we agreed to sell certain assets of four women’s imaging centers to MemorialCare Medical Foundation. The sale was initially anticipated within 12 months of the effective date, however we extended the date out to 24 months based on a change in business circumstances. The following table summarizes the major categories of assets which remain classified as held for sale in the accompanying condensed consolidated balance sheets at September 30, 2019:

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

The components of lease expense were as follows:

	Three months ended	Nine months ended
(In thousands)	September 30, 2019

Operating lease cost	$24,497	$71,568

Finance lease cost:
Depreciation of leased equipment	$724	$2,351
Interest on lease liabilities	91	319
Total finance lease cost	$815	$2,670

Supplemental cash flow information related to leases was as follows:

	Three months ended	Nine months ended
(In thousands)	September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,739	$71,926
Operating cash flows from financing leases	91	319
Financing cash flows from financing leases	1,363	4,299
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases(1)	15,984	462,613
Financing leases	32	14,088

(1) Amounts for the nine months ended September 30, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2, Significant Accounting Policies for further information.

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)
September 30, 2019

Operating Leases
Operating lease right-of-use assets	$438,558
Current portion of operating lease liability	$69,308
Operating lease liabilities	410,958
Total operating lease liabilities	$480,266

Finance Leases
Property and Equipment, at cost	$14,088
Accumulated depreciation	(2,351)
Equipment, net	$11,737
Current portion of finance lease	$4,095
Finance lease liabilities	4,042
Total finance lease liabilities	$8,137

Weighted Average Remaining Lease Term
Operating leases - years	8.5
Finance leases - years	3.2

Weighted Average Discount Rate
Operating leases	6.4%
Finance leases	4.2%

Maturities of lease liabilities were as follows:

(In thousands)
	Operating	Financing
Year Ending December 31,	Leases	Leases
2019 (excluding the nine months ended September 30, 2019)	$24,616	$1,716
2020	95,158	3,481
2021	88,085	2,614
2022	78,279	691
2023	67,021	—
Thereafter	282,379	—
Total Lease Payments	635,538	8,502
Less imputed interest	(155,272)	(365)
Total	$480,266	$8,137

As of September 30, 2019 , we have additional operating leases for facilities that have not yet commenced of approximately $2.1 million. These operating leases will commence in 2019 with lease terms of 4 to 5 years.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of operating lease liabilities were as follows as of December 31, 2018 (in thousands):

	Facilities	Equipment	Total
2019	$75,588	$14,924	$90,512
2020	66,116	14,385	80,501
2021	57,826	12,966	70,792
2022	48,542	10,264	58,806
2023	38,800	7,095	45,895
Thereafter	160,327	5,144	165,471
	$447,199	$64,778	$511,977

NOTE 6 – CREDIT FACILITY, NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
As of September 30, 2019 and December 31, 2018 our debt obligations consist of the following (in thousands):

	September 30, 2019	December 31, 2018
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$659,522	$587,191

Discounts on First Lien Term Loans	(14,549)	(15,112)

Term Loan Agreement collateralized by NJIN's tangible and intangible assets	57,000	59,250

Revolving Credit Facilities	—	28,000

Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	—	199

Equipment notes payable at interest rates ranging from 3.3% to 5.6%, due through 2020, collateralized by medical equipment	351	632

Obligations under capital leases at interest rates ranging from 4.3% to 11.2%, due through 2022, collateralized by medical and office equipment (1)	—	12,119
Total debt obligations	702,324	672,279
Less: current portion	(39,719)	(39,267)
Long term portion debt obligations	$662,605	$633,012
(1)Obligations under capital leases were transferred to Finance Lease Liability at January 1, 2019 in accordance with the adoption of Accounting Standards Update No 2016-02, Leases (Topic 842). See Note 5, Leases, for more information.
Senior Secured Credit Facilities
At September 30, 2019, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At September 30, 2019, our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement (as described below).

As of September 30, 2019, we were in compliance with all covenants under our credit facilities. Deferred financing costs at September 30, 2019, net of accumulated amortization, was $1.7 million and is specifically related to our Barclays Revolving Credit Facility.
Included in our condensed consolidated balance sheets at September 30, 2019 are $659.5 million of First Lien Term Loans and $57.0 million of SunTrust Term Loan debt for a combined total of $716.5 million of total term loan debt (net of unamortized discounts of $14.5 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$659,522	$(14,549)	$644,973
SunTrust Term Loan	57,000	—	57,000
Total Term Loans	$716,522	$(14,549)	$701,973
We had no balance under our $137.5 million Barclays Revolving Credit Facility at September 30, 2019 and have reserved an additional $5.9 million for certain letters of credit. The remaining $131.7 million of our Barclays Revolving Credit Facility was available to draw upon as of September 30, 2019. We also had no balance under our $30.0 million SunTrust Revolving Credit Facility related to our consolidated subsidiary NJIN at September 30, 2019.
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

The Sixth Amendment amended the First Lien Credit Agreement to issue $100.0 million in incremental First Lien Term Loans and to add an additional $20.0 million of revolving commitments to the Barclay's Revolving Credit Facility. Under the First Lien Credit Agreement, we now have approximately $679.0 million in First Lien Term Loans outstanding and capacity to borrow up to $137.5 million under our Barclays Revolving Credit Facility. The proceeds of the incremental First Lien Term Loans have been used to repay revolving loans outstanding under the Revolving Credit Facility and the fees, costs and expenses associated with the Sixth Amendment and the Seventh Amendment. Rates of the applicable margin for borrowing under the First Lien Credit Agreement remain the same as Amendment No. 5 from August 22, 2017 and described below. At September 30, 2019 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.33% and 5.00%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.50% and 2.50%, respectively.

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

Pursuant to the Fifth Amendment and unchanged by the Sixth Amendment, we also changed the interest rate margin applicable to borrowings under the First Lien Credit Agreement. While borrowings under the First Lien Credit Agreement continue to bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement) or a combination of both, at the election of the Company, plus an applicable margin. Applicable margin for Adjusted Eurodollar Rate borrowings and Base Rate borrowings was changed to adjust depending on our leverage ratio, according to the following schedule:

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
The First Lien Credit Agreement pursuant to the fifth amendment provided for a $117.5 million Barclays revolving credit facility and increased to $137.5 million in the Sixth Amendment. Revolving loans borrowed under the Barclays Revolving Credit Facility bore an interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement), plus an applicable margin. Pursuant to the Fifth Amendment and unchanged in the Sixth Amendment, the applicable margin was amended to vary based on our leverage ratio in accordance with the following schedule:

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
As of September 30, 2019, the interest rate payable on revolving loans was 7.50%. With no amounts outstanding and a reserve for letters of credit of $5.9 million as of September 30, 2019, the amount available to borrow under the Barclays Revolving Credit Facility at September 30, 2019 was $131.7 million.
The Barclays Revolving Credit Facility was originally scheduled to terminate on the earliest to occur of (i) July 1, 2021, (ii) the date we voluntarily agree to permanently reduce the Barclays Revolving Credit Facility to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, and (iii) the date the Barclays Revolving Credit Facility is terminated due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement. The termination date was updated with the Sixth Amendment.

The following describes our financing activities with respect to our SunTrust credit facilities:

Amended and Restated Revolving Credit and Term Loan Agreement

On August 31, 2018, our subsidiary, New Jersey Imaging Networks ("NJIN"), entered into the Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "SunTrust Restated Credit Agreement") as borrower with SunTrust Bank and other financial institutions as lenders to restate the SunTrust Original Credit Agreement (as described below) and to provide NJIN additional aggregate credit facilities of $48.1 million as categorized below:

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
As of September 30, 2019, we had outstanding options to acquire 481,451 shares of our common stock, of which options to acquire 137,623 shares were exercisable. The following summarizes all of our option transactions for the nine months ended September 30, 2019:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance,December 31, 2018	513,282	$7.44
Granted	89,200	10.93
Exercised	(10,000)	4.97
Canceled, forfeited or expired	(111,031)	0.79
Balance, September 30, 2019	481,451	8.22	7.56	$2,956,444
Exercisable at September 30, 2019	137,623	6.97	6.65	1,017,406
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2019 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on September 30, 2019. Options exercised amounted to 10,000 shares during the nine months ended September 30, 2019. As of September 30, 2019, total unrecognized stock-based compensation expense related to non-vested employee awards was $846,700 which is expected to be recognized over a weighted average period of approximately 1.96 years.
Restricted Stock Awards
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of September 30, 2019, we have issued a total of 6,089,276 RSA’s of which 387,184 were unvested at September 30, 2019. The following summarizes all unvested RSA’s activities during the nine months ended September 30, 2019:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2018	277,504		$9.77
Changes during the period
Granted	631,656		$11.76
Vested	(520,476)		$9.64
Forfeited or Cancelled	(1,500)		$12.76
RSA's unvested at September 30, 2019	387,184	1.38	$11.59
We determine the fair value of all RSA’s based on the closing price of our common stock on award date.
Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the nine months ended September 30, 2019 awards totaling 26,600 shares were granted.
Plan summary
In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2019, we had issued 14,806,694 total shares between options, RSA’s and other stock awards. With options canceled and RSA’s forfeited amounting to 3,281,040 and 61,703 shares, respectively, there remain 2,536,049 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS
Equity Investments at Fair Value:
WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million to in support of its operations.

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
Overview
We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2019, we operated directly or indirectly through joint ventures with hospitals, 340 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
Facilities in operation	340	305
Net revenues (millions)	$853.3	$717.9
Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. The Company’s total net revenues during the three and nine months ended September 30, 2019 and 2018 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial insurance	$163,152	$135,445	$475,064	$397,193
Medicare	61,599	48,243	175,825	141,348
Medicaid	7,128	6,323	21,564	19,129
Workers' compensation/personal injury	10,865	8,810	32,950	25,714
Other patient revenue	6,085	6,205	17,947	18,318
Management fee revenue	1,792	3,615	5,662	11,237
Teleradiology and Software revenue	4,412	4,063	12,861	11,879
Other	6,875	4,848	20,878	16,318
Net service fee revenue	261,908	217,552	762,751	641,136
Revenue under capitation arrangements	30,784	24,596	90,587	76,799
Total net revenue	$292,692	$242,148	$853,338	$717,935
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
Equity Investments
Medic Vision:
On March 24, 2017, we acquired an initial 12.5% equity interest in Medic Vision Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.5% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $200,000. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. No impairment in our investment was identified as of the nine months ended September 30, 2019.
Turner Imaging:
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that will convert to additional preferred shares no later than December 21, 2019. No impairment in our investment was identified as of the nine months ended September 30, 2019.
Facility acquisitions

On August 1, 2019 we completed a step-up acquisition upon the dissolution of our former 49% owned joint venture, Garden State Radiology LLC ("GSRN"). GSRN consisted of two multi-modality centers operating in New Jersey. GSRN became our wholly owned subsidiary with the withdrawal of the 51% majority partner for the full ownership of one center with no other consideration. We made a preliminary fair value determination of our original 49% interest which resulted in a step-up gain of $114,000. We determined a preliminary fair value of the remaining acquired imaging center of $1.9 million in assets and recorded $1,000 in other assets, $599,000 in fixed assets, $426,000 in right-of-use assets, $426,000 in operating lease liabilities, and $888,000 in goodwill.

On August 1, 2019 we completed a step-up acquisition of our former 25% owned joint venture, Nulogix, via a stock issuance of RadNet common shares valued at $1.5 million to obtain the remaining 75% outstanding Nulogix shares. We made a preliminary fair value determination of the acquired assets and approximately $189,000 in fixed assets, $732,000 in intangible assets, $278,000 in deferred tax liability and goodwill of $1.4 million were recorded. We also made a fair value determination of our 25% pre existing interest in the business and recognized a loss of $504,000 which is included in operating expenses within the condensed consolidated statements of operations.
On April 1, 2019 we completed our acquisition of certain assets of Kern Radiology Imaging Systems Inc., consisting of four multi-modality imaging centers located in Bakersfield, California for purchase consideration of $19.3 million. We have made a preliminary fair value determination of the acquired assets and assumed liabilities and approximately $10.1 million in property and equipment, $9.7 million in right-of-use assets, $36,000 in other assets, $3,373,000 in intangible assets, $14.5 million in operating lease liabilities, and $10.5 million in goodwill were recorded.
On April 1, 2019 we completed our acquisition of certain assets of Zilkha Radiology Inc. consisting of two multi-modality centers located in Islip, New York for purchase consideration of $4.5 million. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.2 million in property and equipment, $5.1 million in right-of-use assets, $100,000 in intangible assets, $5.1 million in operating lease liabilities and $2.6 million in goodwill were recorded.
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
On February 1, 2019 our majority owned subsidiary, West Valley Imaging Group, LLC ("WVIG") completed its acquisition of certain assets of West Valley Imaging Center, LLC, consisting of a single multi-modality imaging center located in West Hills, CA for purchase consideration of $3.0 million which was initially funded by the Company. We have made a fair value determination of the acquired assets and approximately $300,000 in equipment and fixed assets, $7,000 in other assets, $200,000 in intangible assets and $2.5 million in goodwill were recorded. Subsequent to the transaction, our partner in WVIG, Cedars Sinai Medical Center, contributed $750,000 in cash to maintain its 25% economic interest in the venture.
Joint venture formations
On February 13, 2019 we formed a wholly owned subsidiary, Ventura County Imaging Group, LLC ("VCIG"). On March 1, 2019, Dignity Health joined as a venture partner. Total agreed contribution of both parties was $10.4 million of cash and assets with RadNet contributing $4.3 million in assets for a 60% economic interest and Dignity Health contributing $6.1 million in cash and assets for a 40% economic interest. For its contribution, RadNet transferred net assets of three wholly owned multi-modality imaging centers. Dignity Health contributed approximately $800,000 in assets to acquire 5% economic interest and paid RadNet $5.3 million for an additional 35% economic interest. We maintain controlling economic interest in VCIG and fully consolidates the results into our financial statements.
Sale of joint venture interest
On April 1, 2017, we formed in conjuncture with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA with RadNet holding a 40% economic interest and CSMC holding a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from us an additional five percent economic interest in SMIG valued at $134,000. As a result of the transaction, our economic interest in SMIG has been reduced to 35%. We recorded a loss of $2,000 on the transaction.
Change in control of existing joint ventures:

On October 6, 2014, we acquired a 49% equity interest in Garden State Radiology, LLC for cash consideration of $2.2 million. The venture consisted of two imaging centers located in New Jersey. On August 1, 2019, the entity was dissolved by transferring ownership of the assets of the centers to the partners for no consideration, with each partner receiving full ownership of one center.

On April 12, 2018 we acquired 25% share capital in Nulogix, Inc. for cash consideration of $2.0 million. On August 1, 2019 we completed via the issuance of RadNet common stock valued at $1.5 million, the acquisition of the remaining 75% economic interest and we now consolidate the financial statements of Nulogix.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2019 (in thousands):

Balance as of December 31, 2018	$37,973
Equity in earnings in these joint ventures	6,072
Distribution of earnings	(3,924)
Sale of ownership interest	(134)
Dissolution of GSRN	(1,427)
Nulogix change in control	(1,795)
Equity contributions in existing joint ventures	103
Balance as of September 30, 2019	$36,868
We charged management service fees from the centers underlying these joint ventures of approximately $2.5 million and $3.5 million for the quarters ended September 30, 2019 and 2018, respectively and $7.8 million and $10.6 million nine months ended September 30, 2019 and 2018, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.
The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2019 and December 31, 2018 and income statement data for the nine months ended September 30, 2019 and 2018 (in thousands):

Balance Sheet Data:	September 30, 2019	December 31, 2018
Current assets	$32,401	$28,317
Noncurrent assets	62,564	45,912
Current liabilities	(9,383)	(4,300)
Noncurrent liabilities	(20,113)	(4,898)
Total net assets	$65,469	$65,031

Book value of RadNet joint venture interests	$30,421	$30,030
Cost in excess of book value of acquired joint venture interests	6,447	7,943
Total value of Radnet joint venture interests	$36,868	$37,973

Total book value of other joint venture partner interests	$35,048	$35,001

Income statement data for the nine months ended September 30,	2019	2018
Net revenue	$80,115	$136,413
Net income	$13,718	$20,271
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
As it relates to BRMG and NY Group centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the NY Groups as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the NY Groups. As it relates to non-BRMG centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.
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
Deferred Financing Costs
Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.7 million and $1.4 million, as of September 30, 2019 and December 31, 2018, respectively and related to our line of credit. See Note 6, Revolving Credit Facility, Notes Payable and Capital Lease Obligations for more information.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at September 30, 2019 totaled $439.9 million. Indefinite Lived Intangible Assets at September 30, 2019 were $11.9 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill for impairment on October 1, 2018. During the review we noted our Teleradiology unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to our the reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $100,000. We have not identified any indicators of impairment through September 30, 2019.
Long-Lived Assets
We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. To evaluate the long-lived assets our management estimates the undiscounted future cash flows expected to be derived from the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2019.
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

Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards, for further information.
thResults of Operations
The following table sets forth, for the three and nine months ended September 30, 2019 and 2018, the percentage that certain items in the statements of operations bears to total revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Service fee revenue	89.5%	89.8%	89.4%	89.3%
Revenue under capitation arrangements	10.5%	10.2%	10.6%	10.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	86.9%	86.1%	87.2%	88.3%
Depreciation and amortization	7.0%	7.2%	7.1%	7.4%
Loss (gain) on sale and disposal of equipment and other	0.3%	(0.2)%	0.2%	(0.3)%
Severance costs	—%	—%	0.1%	0.2%
Total operating expenses	94.2%	93.2%	94.6%	95.6%

INCOME FROM OPERATIONS	5.8%	6.8%	5.4%	4.4%

OTHER INCOME AND EXPENSES
Interest expense	4.1%	4.4%	4.3%	4.4%
Equity in earnings of joint ventures	(0.7)%	(1.2)%	(0.7)%	(1.3)%
Other expenses	—%	—%	0.1%	—%
Total other expenses	3.4%	3.2%	3.7%	3.0%
INCOME BEFORE INCOME TAXES	2.4%	3.6%	1.7%	1.3%
Provision for income taxes	(0.6)%	(1.2)%	(0.4)%	(0.4)%
NET INCOME	1.7%	2.4%	1.3%	0.9%
Net income attributable to noncontrolling interests	0.6%	0.3%	0.7%	0.5%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	1.1%	2.1%	0.6%	0.4%

We grow through a combination of organic growth as well as acquisitions and joint ventures. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three months ended September 30, 2019 and 2018 for our operations at a total company and same center level. For the discussion below, same centers are those centers that have been in continuous operation since July 1, 2018.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Total Revenue

In Thousands	Three Months Ended September 30,
Revenue	2019	2018	$ Increase/(Decrease)	% Change
Total Revenue	$292,692	$242,148	$50,544	20.9%
Same Center Revenue	$251,079	$239,217	$11,862	5.0%
The rise in same center revenue mainly resulted from increased procedure volumes in advanced modalities which have higher reimbursement rates. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2018. For the three months ended September 30, 2019, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2018 and excluded from the above comparison was $41.6 million. For the three months ended September 30, 2018, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2018 and excluded from the above comparison was $2.9 million.

Operating Expenses

Total operating expenses for the three months ended September 30, 2019 increased approximately $50.1 million, or 22.2%, from $225.7 million for the three months ended September 30, 2018 to $275.8 million for the three months ended September 30, 2019. The following table sets forth our cost of operations and total operating expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Salaries and professional reading fees, excluding stock-based compensation	$160,757	$133,303
Stock-based compensation	1,381	1,667
Building and equipment rental	26,850	22,162
Medical supplies	12,313	11,410
Other operating expenses *	53,082	39,969
Cost of operations	254,383	208,511

Depreciation and amortization	20,489	17,480
Loss (gain) on sale and disposal of equipment	917	(373)
Severance costs	52	82
Total operating expenses	$275,841	$225,700
*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended September 30,
Salaries and Professional Fees	2019	2018	$ Increase/(Decrease)	% Change
Total Salaries	$160,757	$133,303	$27,454	20.6%
Same Center Salaries	$141,781	$131,052	$10,729	8.2%

The rise in same center salaries and professional fees was precipitated by higher physician cost due to greater procedure volume and added personnel and existing employee wage and benefit increases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2018. For the three months ended September 30, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2018 and excluded from the above comparison was $19.0 million. For the three months ended September 30, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2018 and excluded from the above comparison was approximately $2.3 million.
Stock-based compensation

Stock-based compensation decreased $286,700, or 17.2% to approximately $1.4 million for the three months ended September 30, 2019 compared to $1.7 million for three months ended September 30, 2018. This decrease was driven by the lower fair value of RSA’s awarded and vested in the third quarter of 2019 as compared to RSA’s awarded and vested in the prior year’s third quarter.
Building and equipment rental

In Thousands	Three Months Ended September 30,
Building & Equipment Rental	2019	2018	$ Increase/(Decrease)	% Change
Total	$26,850	$22,162	$4,688	21.2%
Same Center	$23,153	$21,506	$1,646	7.7%

The increase in same center building and equipment rental expenses was related to a combination of new imaging center and radiology equipment leases to meet market demand and improve patient care. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2018. For the three months ended September 30, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2018 and excluded from the above comparison was $3.7 million. For the three months ended September 30, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2018 and excluded from the above comparison was approximately $0.7 million.
Medical supplies

In Thousands	Three Months Ended September 30,
Medical Supplies Expense	2019	2018	$ Increase/(Decrease)	% Change
Total	$12,313	$11,410	$903	7.9%
Same Center	$9,984	$11,132	$(1,148)	(10.3)%

Same center medical supplies expense decreased as a result of renegotiation of medical supply contracts along with improved inventory management procedures. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2018. For the three months ended September 30, 2019, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $2.3 million. For the three months ended September 30, 2018, medical supplies expense from centers that were acquired or divested subsequent to July 1, 2018 and excluded from the above comparison was $278,100.
Other operating expenses

In Thousands	Three Months Ended September 30,
Other Operating Expenses	2019	2018	$ Increase/(Decrease)	% Change
Total	$53,082	$39,969	$13,114	32.8%
Same Center	$44,576	$39,173	$5,403	13.8%

Other operating expenses on a same center basis rose in part due to expense timing and additional utilities and outside services charges stemming from increased procedural volumes. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2018. For the three months ended September 30, 2019, other operating expense from centers that were acquired or divested subsequent July 1, 2018 and excluded from the above comparison was $8.5 million. For the three months ended September 30, 2018, other operating expense from centers that were acquired or divested subsequent to July 1, 2018 was $0.8 million.
Depreciation and amortization

In Thousands	Three Months Ended September 30,
Depreciation & Amortization	2019	2018	$ Increase/(Decrease)	% Change
Total	$20,489	$17,480	$3,011	17.2%
Same Center	$16,346	$17,215	$(869)	(5.0)%

The decrease in same center depreciation and amortization is primarily due to several of our assets completing their depreciation schedules subsequent to the end of the first quarter of 2019. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2018. For the three months ended September 30, 2019, depreciation expense from centers that were acquired or divested subsequent to July 1, 2018 and excluded from the above comparison was $4.1 million. For the three months ended September 30, 2018, depreciation and amortization from centers that were acquired or divested subsequent to July 1, 2018 and excluded from the above comparison was $264,200.
Gain on sale and disposal of equipment

We recorded a loss on the disposal of equipment and other items of approximately $917,200 for the three months ended September 30, 2018 and approximately $373,300 for the three months ended September 30, 2018.
Severance Costs

We incurred severance expenses of $52,400 for the three months ended September 30, 2019 and $82,300 for the three months ended September 30, 2018.
Interest expense

In Thousands	Three Months Ended September 30,
Interest Expense	2019	2018	$ Increase/(Decrease)	% Change
Total Interest Expense	$11,895	$10,663	$1,232	11.6%
Non Cash Interest*	$1,109	$977	$132	13.5%
Adjusted Interest Expense	$10,786	$9,686	$1,100	11.4%
*Includes combined non cash amortization of deferred loan costs, discount on issuance of debt and incidental financing charges.

Excluding the non cash interest amounts for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, interest expense increased $1.1 million, or 11.4%. The main drivers behind the increase were the interest payments on assumed debt of the New Jersey Imaging Network and the additional term loan debt stemming from the Sixth Amendment to the First Lien Term Loan. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2019 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.0 million and for three months ended September 30, 2018 we recognized equity in earnings from unconsolidated joint ventures of $2.8 million, a decrease of $867,400 or 30.7%. The decrease was a result of the New Jersey Imaging Networks becoming a fully consolidated entity in October of 2018.
Provision for income taxes

We recorded an income tax expense of $1.8 million, or an effective tax rate of 26.3%, for three months ended September 30, 2019 compared to income tax expense for the three months ended September 30, 2018 of $2.8 million, or an effective tax rate of 32.9%. The income tax rates for the three months ended September 30, 2019 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustment associated with uncertain tax positions.

The discussion below shows a breakdown and analysis of revenue and expenses for the nine months ended September 30, 2019 and 2018 for our operations at a total company and same center level. For the purposes of this discussion, same centers are those centers that have been in continuous operation since January 1, 2018.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Total Net Revenue

In Thousands	Nine Months Ended September 30,
	2019	2018	$ Increase/(Decrease)	% Change
Total Revenue	$853,278	$717,935	$135,343	18.9%
Same Center Revenue	$719,692	$697,273	$22,419	3.2%

Higher same center revenue experienced for the period resulted from increased procedure volume of advanced radiology modalities, improvement of equipment utilization and increased capitation revenue over the same period last year. We benefited from better weather in the first quarter of 2019, compared to 2018 where inclement weather impacted our procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2018. For the nine months ended September 30, 2019, total net revenue from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $133.6 million. For the nine months ended September 30, 2018, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $20.7 million.

Operating Expenses

Cost of operations for the nine months ended September 30, 2019 increased approximately $120.7 million, or 17.6%, from $686.5 million for the nine months ended September 30, 2018 to $807.2 million for the nine months ended September 30, 2019. The following table sets forth our cost of operations and total operating expenses for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Salaries and professional reading fees, excluding stock-based compensation	$471,792	$403,569
Stock-based compensation	6,964	6,558
Building and equipment rental	78,957	65,393
Medical supplies	33,713	29,193
Other operating expenses *	152,512	129,487
Cost of operations	743,938	634,200

Depreciation and amortization	60,193	53,422
Loss (gain) on sale and disposal of equipment	1,990	(2,204)
Severance costs	1,054	1,087
Total operating expenses	$807,175	$686,505

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Nine Months Ended September 30,
Salaries and Professional Fees	2019	2018	$ Increase/(Decrease)	% Change
Total Salaries	$471,792	$403,569	$68,223	16.9%
Same Center Salaries	$410,504	$391,723	$18,781	4.8%

Of the rise in same center salaries and professional fees of 4.8%, 1.2% was precipitated by increased physician cost due to greater procedure volume and the remainder related to added personnel and existing employee wage and benefit increases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the nine months ended September 30, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $61.3 million. For the nine months ended September 30, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was approximately $11.8 million.

Stock-based compensation

Stock-based compensation increased $406,000, or 13.4%, to approximately $7.0 million for the nine months ended September 30, 2019 compared to $6.6 million for the nine months ended September 30, 2018. This increase was driven by the higher fair value of RSA’s awarded and vested in the first nine months of 2019 as compared to RSA’s awarded and vested in the same period in 2018.

Building and equipment rental

In Thousands	Nine Months Ended September 30,
Building & Equipment Rental	2019	2018	$ Increase/(Decrease)	% Change
Total	$78,957	$65,393	$13,564	20.7%
Same Center	$66,120	$61,809	$4,311	7.0%

The increase in same center building and equipment rental expenses relates to additional new imaging center and radiology equipment leases to support expanding operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the nine months ended September 30, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $12.8 million. For the nine months ended September 30, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was approximately $3.6 million.

Medical supplies

In Thousands	Nine Months Ended September 30,
Medical Supplies Expense	2019	2018	$ Increase/(Decrease)	% Change
Total	$33,713	$29,193	$4,520	15.5%
Same Center	$27,313	$27,736	$(423)	(1.5)%

Same center medical supplies decrease was attributable to renegotiation of medical supply contracts with more favorable pricing. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the nine months ended September 30, 2019, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $6.4 million. For the nine months ended September 30, 2018, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $1.5 million.

Other operating expenses

In Thousands	Nine Months Ended September 30,
Other Operating Expenses	2019	2018	$ Increase/(Decrease)	% Change
Total	$152,512	$129,487	$23,025	17.8%
Same Center	$125,974	$125,578	$396	0.3%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the nine months ended September 30, 2019, other operating expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $26.5 million. For the nine months ended September 30, 2018, other operating expense from centers that were acquired or divested subsequent to January 1, 2018 was $3.9 million.

Depreciation and amortization

In Thousands	Nine Months Ended September 30,
Depreciation & Amortization	2019	2018	$ Increase/(Decrease)	% Change
Total	$60,193	$53,422	$6,772	12.7%
Same Center	$48,043	$51,788	$(3,744)	(7.2)%

The decrease in same center depreciation and amortization is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our fourth quarter of 2018. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the nine months ended September 30, 2019, depreciation expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $12.2 million. For the nine months ended September 30, 2018, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $1.6 million.

Gain and loss on sale and disposal of equipment and other items

We recorded a loss on sale and disposal of equipment and other items of approximately $2.0 million for the nine months ended September 30, 2019 and a gain on the sale of equipment and other items of approximately $2.2 million for the nine months ended September 30, 2018.

Severance Costs

We incurred severance expenses of $1.1 million for each of the nine months ended September 30, 2019 and September 30, 2018.

Interest expense

In Thousands	Nine Months Ended September 30,
Interest Expense	2019	2018	$ Increase/(Decrease)	% Change
Total Interest Expense	$36,589	$31,343	$5,246	16.7%
Non Cash Interest*	$3,103	$2,932	$171	5.8%
Adjusted Interest Expense	$33,486	$28,411	$5,075	17.9%
*Includes combined non cash amortization of deferred loan costs, discount on issuance of debt and incidental financing charges.

Excluding the non cash interest amounts for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, interest expense increased $5.1 million, or 17.9%. The main drivers behind the increase were the interest payments on assumed debt of the New Jersey Imaging Network and the additional term loan debt stemming from the Sixth Amendment to the First Lien Term Loan. See “Liquidity and Capital Resources” below for more details on our credit facilities.

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

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2019 we recognized equity in earnings from unconsolidated joint ventures of $6.1 million versus $9.5 million for the nine months ended September 30, 2018, a decrease of $3.5 million or 36.4%, as a result of the New Jersey Imaging Networks becoming a fully consolidated entity in October of 2018.

Other Income/Expenses

We incurred other expenses of $1.3 million for the nine months ended September 30, 2019 due to expenses in amending our term loan debt and legal contingency charges.

Provision for income taxes

We had a tax provision for the nine months ended September 30, 2019 of $3.6 million or 24.8% of income before income taxes, compared to a tax provision for the nine months ended September 30, 2018 of $2.8 million or 29.5% of income before income taxes. The income tax rates for the nine months ended September 30, 2019 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) excess tax benefits attributable to share-based compensation; and adjustment associated with uncertain tax positions.
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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to RadNet, Inc. common stockholders	$3,195	$5,039	$4,360	$3,107
Provision for income taxes	1,816	2,827	3,557	2,835
Interest expense	11,895	10,663	36,589	31,343
Severance costs	52	82	1,054	1,087
Depreciation and amortization	20,490	17,480	60,193	53,422
Non-cash employee stock-based compensation	1,381	1,667	6,964	6,557
Loss (gain) on sale and disposal of equipment	917	(373)	1,990	(2,204)
Other expenses	2	7	1,271	13
Legal settlements	1,248	—	1,248	—
Transaction costs EmblemHealth/ACP	—	681	—	681
Gain on sale of equipment attributable to noncontrolling interest				440
Adjusted EBITDA	$40,996	$38,073	$117,225	$97,281

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of September 30, 2019 and December 31, 2018 and income statement data for the nine months ended September 30, 2019 and 2018 (in thousands):

Balance Sheet Data:	September 30, 2019	December 31, 2018
Cash and cash equivalents	$37,688	$10,389
Accounts receivable	150,748	148,919
Working capital (exclusive of current operating lease liabilities)	(489)	(30,827)
Stockholders' equity	215,072	200,253

Income statement data for the nine months ended September 30,	2019	2018
Total net revenue	$853,338	$717,935
Net income (loss) attributable to RadNet common stockholders	4,360	3,107
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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the nine months ended September 2019 and 2018:

Cash Flow Data	September 30, 2019	September 30, 2018
Cash provided by operating activities	$82,603	$87,858
Cash used in investing activities	(93,981)	(81,601)
Cash provided by (used in) financing activities	38,705	(30,287)
Cash provided by operating activities for the nine months ended September 30, 2019 was $82.6 million and $87.9 million for the nine months ended September 30, 2018 .
Cash used in investing activities for the nine months ended September 30, 2019, included purchases of property and equipment for approximately $68.3 million and the acquisition of imaging facilities for $27.2 million.
Cash provided by financing activities for the nine months ended September 30, 2019, was mainly due to our additional term loan debt issuance of April 18, 2019, offset by payments on our term loan and revolving credit facility borrowings.

In 2018 and 2019 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. As of the nine months ended September 30, 2019, the amount factored under these facilities was $9.0 million, inclusive of discount recorded to reflect the difference between market interest rates and the stated interest rate of the receivable. At September 30, 2019 we have $24.3 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
At September 30, 2019, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At September 30, 2019, our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement.
As of September 30, 2019, we were in compliance with all covenants under our credit facilities. Deferred financing costs at September 30, 2019, net of accumulated amortization, was $1.7 million and is specifically related to our Barclays Revolving Credit Facility.
Included in our condensed consolidated balance sheets at September 30, 2019 are $716.5 million of total term loan debt (net of unamortized discounts of $14.5 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$659,522	$(14,549)	$644,973
SunTrust Term Loan	57,000	—	57,000
Total Term Loans	$716,522	$(14,549)	$701,973
We had no balance under our $137.5 million Barclays Revolving Credit Facility at September 30, 2019 and have reserved against the borrowing capacity $5.9 million for certain letters of credit. The remaining $131.7 million of our Barclays Revolving Credit Facility was available to draw upon as of September 30, 2019. We had no balance under our $30.0 million Suntrust Revolving Credit Facility at September 30, 2019.
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
We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2019, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $30,500 in operating expenses.
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
Interest Rate Sensitivity Barclays First Lien Term Loans

At September 30, 2019, we had $659.5 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. The 2016 Caps are designed to provide a hedge against interest rate increases. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At September 30, 2019, our effective 3 month LIBOR was 2.33%. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the 2016 Caps which is being accrued over the life of the instrument. See Note 2, Significant Accounting Policies, for further information.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the rates experienced in 2018 would, after considering the effects of the 2016 Caps, result in an increase of $1.6 million in annual interest expense and a corresponding decrease in income before taxes.  At September 30, 2019, an additional $9.7 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $96,990 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements.

Interest Rate Sensitivity SunTrust Term Loan

At September 30, 2019, we had $57.0 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement.

At September 30, 2019, our effective LIBOR rate plus applicable margin was 4.10%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $570,000 in annual interest expense and a corresponding decrease in income before taxes. No amounts are tied to the prime rate under the SunTrust Restated Agreement.

ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report for the purposes set forth above.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2019, we issued 101,902 shares of our common stock to sellers of Nulogix, Inc, to complete our acquisition of the company. The shares were ascribed a value of $1.5 million and were issued pursuant to the private placement exemption in Section 4(a)(2) of the Securities Act.

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

RADNET, INC.
(Registrant)

Date: November 12, 2019	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)