Form 10-K
period 2019-12-31
RadNet, Inc.
filed 2020-03-16
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

Commission File Number 001-33307

RadNet, Inc.
(Exact name of registrant as specified in its charter)

Delaware		13-3326724
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1510 Cotner Avenue
Los Angeles,	California	90025
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (310) 478-7808
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	RDNT	NASDAQ Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $576.6 million on June 30, 2019 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2019.
The number of shares of the registrant’s common stock outstanding on March 9, 2020, was 50,694,375.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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

Statements in this annual report concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our future cost saving efforts, our increased business from new equipment or operations, inclusive of their anticipated benefits, and our ability to finance our operations are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology.

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

Business Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. We have been in business since 1985 and incorporated in Delaware in 2008. At December 31, 2019, we operated directly or indirectly through joint ventures with hospitals, 335 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop leading positions in regional markets in order to leverage operational efficiencies. We develop our medical imaging business through a combination of organic growth and acquisitions. Our scale and density within selected geographies provide close, long-term relationships with key payors, radiology groups and referring physicians. Each of our center-level and regional operations teams is responsible for managing relationships with local physicians and payors, meeting our standards of patient service, and maintaining profitability. We provide training programs, standardized policies and procedures, and sharing of best practices among the physicians in our regional networks.

In addition to our imaging services, we own and operate a number of technology businesses that are complementary to our imaging business. Our subsidiary eRAD, Inc., develops and sells computerized systems for the diagnostic imaging industry, which provide the technology to distribute, display, store and retrieve digital images. Our subsidiary Imaging On Call LLC, currently provides teleradiology services for remote interpretation of images on behalf of hospitals and hospital-based radiology groups. In 2019, we increased our efforts in Artificial Intelligence (AI) by acquiring the remaining 75% that we did not already own in Nulogix, Inc. and made an investment in Whiterabbit.ai to use AI and other technologies to create new solutions for breast cancer imaging.

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

Although currently small in scope, Artificial Intelligence (AI) methods are now being employed to aid radiologists in scan interpretation by quickly allowing comparison to large imaging databases to enable pinpoint diagnosis in shorter time frames.

In addition, AI methods can keep track of individuals needing procedures on a regular basis (i.e. mammograms, follow ups, etc.) and alert our staff to contact the patient and schedule appointments.

Diagnostic Imaging Settings

Diagnostic imaging services are typically provided in one of the following settings:

Fixed-site, freestanding outpatient diagnostic facilities

These facilities range from single-modality to multi-modality facilities and are generally not owned by hospitals or clinics. These facilities depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these facilities may compete with hospitals or clinics that have their own imaging systems to provide services to these patients. These facilities bill third-party payors, such as managed care organizations, insurance companies, Medicare or Medicaid. All of our wholly owned facilities are in this category.

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

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord, abdomen, heart and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. A typical MRI examination takes from 20 to 45 minutes. MRI systems are designed as either open or closed and have magnetic field strength of 0.2 Tesla to 3.0 Tesla.

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

Industry Trends

We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population

According to the United States Census Bureau estimates released in June 2017, the number of US residents age 65 or over increased from 35.0 million in 2000 to an estimated 56.1 million in 2020, and the median age for the United States is also expected to continue to increase. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

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

New Effective Applications for Diagnostic Imaging Technology

New technological developments are expected to extend the clinical uses of diagnostic imaging technology and increase the number of scans performed. Recent technological advancements include:

•	MRI spectroscopy, which can differentiate malignant from benign lesions;

•	MRI angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels;

•	enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation by radiologists at remote locations,

•	the development of combined PET/CT and PET/MRI scanners, which combine technologies to create a powerful diagnostic imaging system; and

•	use of augmented reality technologies make it possible to create three dimensional images that physicians can examine through virtual reality headsets or print using a three dimensional printer.

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

Utilization of Artificial Intelligence

AI has the potential to significantly change the medical imaging industry. Current AI applications are focused on comparing images against large databases and flagging areas of concern for the radiologist. This is expected to result in improved quality, particularly with diseases, injuries, or conditions that are difficult to detect without supplemental technology. AI can also improve business processes to better effectively serve customers and improve reimbursement and collections accuracy.

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2019, we operated 335 centers in California, Delaware, Florida, Maryland, New Jersey, and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Competitive Pricing

Our business focus, scale, resources and access to technology afford us with certain operating efficiencies. As such, we believe our fees are generally lower than hospital fees for the services we provide.

Our Facility Density in Many Highly Populated Areas of the United States

The strategic organization of our diagnostic imaging facilities into regional networks concentrated in major population centers in six states offers unique benefits to our patients, our referring physicians, our payors and us. We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging facilities within a particular region can access the patient appointment calendars of other facilities within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time, or location preferences. The grouping of our facilities within regional networks enables us to easily move technologists and other personnel, as well as equipment, from over-utilized to under-utilized facilities on an as-needed basis, and drive referrals. Our organization of referral networks results in increased patient throughput, greater operating efficiencies, better equipment utilization rates and improved response time for our patients. We believe our networks of facilities and tailored service offerings for geographic areas drives local physician referrals, makes us an attractive candidate for selection as a preferred provider by third-party payors and creates economies of scale.

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. In 2019, we received approximately 56% of our net service revenue from commercial insurance payors, 11% from managed care capitated payors, 21% from Medicare and 2% from Medicaid.

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

Our Technologically Advanced Operations

Our eRad subsidiary develops and sells computerized imaging systems for the industry and our Imaging On Call subsidiary provides teleradiology services for interpretation of images for radiology groups, hospitals and other medical groups. We have assembled an industry leading team of software developers to create radiology workflow solutions and have increased our efforts in AI by acquiring Nulogix, Inc. and making an investment in Whiterabbit.ai as noted above.

Business Strategy

Maximize Performance at Our Existing Facilities

We intend to enhance our operations and increase scan volume and revenue at our existing facilities by expanding physician relationships and increasing the procedure offerings.

Expansion Into Related Businesses

With our acquisition of eRad we entered the business of the development and sale of software systems essential to the imaging industry. Similarly, with our acquisition of Imaging On Call, we entered the teleradiology business. Our investment in WhiteRabbit.ai Inc. is expanding our use of AI in diagnostic imaging services. We intend to regularly evaluate potential acquisitions of other businesses to the extent they complement our imaging business.

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

Expand Our Joint Ventures

As part of our growth strategy we have entered into joint ventures with hospitals, health systems or radiology practices that were formed for the purpose of owning and operating diagnostic imaging centers. We have created a number of joint ventures in key markets with well-established hospital systems to manage additional facilities. We intend to continue to expand in established markets through additional joint ventures, particularly with hospital systems. We believe that such joint ventures strengthen and expand our strength in markets where we are already established.

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

Radiology Professionals

In the states in which we provide services (except Florida), a lay person or any entity other than a professional corporation or similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the “corporate practice” of medicine. In order to comply with this prohibition, we contract with radiologists to provide professional medical services in our facilities, including the supervision and interpretation of diagnostic imaging procedures. The radiology practice maintains full control over the physicians it employs. Pursuant to each management contract, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. In addition, we provide management services and administration of the non-medical functions relating to the professional medical practice at the facility, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities. As compensation for the services furnished under contracts with radiologists, we generally receive an agreed percentage of the medical practice billings for, or collections from, services provided at the facility, typically 79% of global net service fee revenue or collections after deduction of the professional component of the medical practice billings.

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

The Consolidated Medical Group

The consolidated medical group ("the Group") consist of professional corporations owned or controlled by individuals within our senior management, namely Howard G. Berger, M.D., our President and Chief Executive Officer, and John V. Crues, III, M.D., RadNet's Medical Director, both of whom are members of our Board of Directors. The Group provides professional medical services in California, Delaware, Maryland, New Jersey and New York, and includes the Beverly Radiology Medical Group (BRMG). BRMG is responsible for the professional medical services at nearly all of our facilities located in California.

We believe that physicians are drawn to the Group, and the other external radiologist groups with whom we contract by the opportunity to work with the state-of-the-art equipment we make available to them, as well as the opportunity to receive specialized training through our fellowship programs, and engage in clinical research programs, which generally are available only in university settings and major hospitals.

Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2019, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•
The agreement expires on January 1, 2024. The agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2019, he owned indirectly 99% of the equity interests of BRMG.

•	At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at almost all of our California facilities.

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

The management contracts with the remaining professional medical corporations within the Group are on a basis similar to our contract with BRMG.

Other Professional Radiology Groups

At locations where the Group does not provide professional medical services, we have entered into long-term contracts with prominent third-party radiology groups in the area to provide physician services at those facilities.

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

Payors
The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Service Fee Revenue
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Commercial Insurance (1)	56%	56%	58%
Managed Care Capitated Payors	11%	11%	12%
Medicare	21%	20%	19%
Medicaid	2%	3%	3%

(1) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

We have described below the types of reimbursement arrangements we have with third-party payors.

Commercial Insurance

Generally, insurance companies reimburse us, directly or indirectly, including through the consolidated medical group or through the contracted radiology groups elsewhere, on the basis of agreed upon rates. These rates are negotiated and may differ materially with rates set forth in the Medicare Physician Fee Schedule for the particular service. The patients may be responsible for certain co-payments or deductibles.

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

We believe that through our comprehensive utilization management, or UM, program we have become highly skilled at assessing and moderating the risks associated with the capitation agreements, so that these agreements are profitable for us. Our UM program is managed by our UM department, which consists of administrative and nursing staff as well as BRMG medical staff who are actively involved with the referring physicians and payor management in both prospective and retrospective review programs. Our UM program includes features such as physician education combined with peer review procedures which are designed to manage our costs while ensuring that patients receive appropriate care.

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

The following table sets forth the number of our facilities operated directly or managed through joint ventures for each year during the five-year period ended December 31, 2019:

	Years Ended December 31,
	2015	2016	2017	2018	2019
Total facilities owned or managed (at beginning of the year)	259	300	305	297	344
Facilities added by:
Acquisition	43	10	8	55	9
Internal development	1	8	4	5	4
Facilities closed or sold	(3)	(13)	(20)	(13)	(22)
Total facilities owned or managed (at year end)	300	305	297	344	335

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2019, the quantity of principal diagnostic equipment available at our facilities operated directly or through joint venture investments:

Equipment Count	Years Ended December 31,
	2017	2018	2019
MRI	257	273	288
CT	152	162	168
PET/CT	49	59	62
Mammography	261	289	303
Ultrasound	614	632	662
X-ray	285	308	343
Nuclear Medicine	52	53	50
Fluoroscopy	102	117	120
Total equipment	1,772	1,893	1,996

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

We have developed our own Radiology Information System through our team of software development engineers, which is used as our front desk patient tracing system, and began running this internally developed system in the first quarter of 2015.

Personnel

At December 31, 2019, we had a total of 6,165 full-time, 616 part-time and 1,717 per diem employees, including those employed by the consolidated medical group. These numbers include 144 full-time and 40 part-time physicians and 2,033 full-time, 412 part-time and 1,129 per-diem technologists. In addition to our company personnel, we contract 96 full-time physicians through a relationship with Envision Healthcare.

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

Sports Marketing Program

Our west coast operations provide diagnostic digital X-ray services for the Los Angeles Lakers, Clippers, Kings and Sparks at the Staples Center and at the Coliseum for the University of Southern California Trojans football team. In exchange for these services the teams provide us with season tickets and parking. Contract lengths vary from yearly up to five years. We also provide radiology services at many of our imaging centers for the Los Angeles Angels, Anaheim Ducks, and the Oakland Athletics organizations.

Through our east coast operations, we have entered into sponsorship agreements with the Baltimore Ravens of the National Football League and the Baltimore Orioles of Major League Baseball which permits us to state we are the imaging partner to each organization. The sponsorship agreement with the Ravens lasts through 2022 and the Orioles through 2020.

Suppliers

We acquire our major diagnostic imaging equipment directly from original equipment manufacturers or through third party financing companies and purchase medical supplies from various national vendors. We have excellent working relationships with our providers who are of comparable stature in the event one becomes unavailable.

Our diagnostic imaging equipment represents a cornerstone investment of the company as it provides our customers the latest in imaging technology. We employ direct purchase or finance arrangements to accomplish our needs with such firms as GE, Hologic, Key Equipment, Philips, Siemens and Spectrum. At December 31, 2019, our liabilities for financing arrangements for radiology equipment, inclusive of operating and finance leases, amounted to approximately $60.6 million. If we open or acquire additional imaging facilities, we may incur material lease obligations. See Note 9, Leases, to our consolidated financial statements included in this annual report from on Form 10-K for further information.

Timely and effective maintenance is essential for achieving high utilization rates of our imaging equipment. In order to ensure operational efficiency, we have maintenance arrangements with the various service arms of the original equipment manufacturers.

Competition

Our competitors include independent imaging operators and smaller regional operators, as well as hospitals and hospital groups that operate their own imaging services. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices. We experience additional competition as a result of those activities.

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

Each of the third party contracted radiology practices has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two to five years within defined geographic regions after they cease to be owners or employees, as applicable. In certain states, like California, a covenant not to compete is enforced in limited circumstances involving the sale of a business. In other states, a covenant not to compete will be enforced only:

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

Pursuant to our agreements with physician groups with whom we contract, including the consolidated medical group, each must maintain medical malpractice insurance for each physician in the group, having coverage limits of not less than $1.0 million per incident and $3.0 million in the aggregate per year.

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

Regulation

General

The healthcare industry is highly regulated, and changes in the regulatory environment could significantly affect our operations in the future. Our ability to operate profitably will depend in part upon us, and the contracted radiology practices and their affiliated physicians, obtaining and maintaining all necessary licenses and other approvals, and operating in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and modify our operations from time to time as the business and regulatory environment changes.

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2019, approximately 21% of our net service revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 2% from state sponsored programs (Medicaid).

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

The Anti-kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. To create better clarity, the Office of the Inspector General of the U.S. Department of Health and Human Services has issued regulations as "safe harbor" guidelines which if met in form and substance, will assure healthcare providers that they will not be prosecuted for violation of the Anti–kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-kickback Statute will be pursued.

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

Medicare and Medicaid Fraud and Abuse – Stark Law

The Ethics in Patient Referral Act of 1989, commonly known as the Stark Law prohibits a physician from referring Medicare patients to an entity providing designated health services in which the physician (or immediate family member) has an ownership or investment interest or with which the physician (or immediate family member) has entered into a compensation arrangement. The Stark Law also prohibits the entity from billing for any such prohibited referral. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violation referral and $100,000 for participation in a circumvention scheme. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

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

Further, states are being encouraged to adopt false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain whistleblower provisions. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

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

Repeal of the Individual Mandate may lead to more people being uninsured, and could raise premium rates for insured persons. Such a development, as well as other changes to (or the full repeal of) the PPACA (whether through legislation or judicial action), could affect reimbursement, coverage, and utilization of diagnostic imaging services in ways that are currently unpredictable.

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

Radiologist Licensing

The radiologists providing professional medical services at our facilities are subject to licensing and related regulations by the states in which they provide services. As a result, we require the radiology groups with which we contract to require those radiologists to have and maintain appropriate licensure. We do not believe that such laws and regulations will either prohibit or require licensure approval of our business operations, although no assurances can be made that such laws and regulations will not be interpreted to extend such prohibitions or requirements to our operations.

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

If our contracted radiology practices terminate their agreements with us, our business could substantially diminish.

Our relationship with professional corporations contracted to provide medical services is an integral part of our business. These professional corporations must use their best efforts to provide medical services at any new facilities that we open or acquire in their areas of operation. In addition, these professional corporation's strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreements are for multiple years, the radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

If our contracted radiology practices, including the consolidated medical group, lose a significant number of their radiologists, our financial results could be adversely affected.

At times, there has been a shortage of qualified radiologists in some of the regional markets we serve. In addition, competition in recruiting radiologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists. If a significant number of radiologists terminate their relationships with our contracted radiology practices and those radiology practices cannot recruit sufficient qualified radiologists to fulfill their obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging facilities and our financial results could be adversely affected. Increased expenses for the Group will impact our financial results because the management fee we receive from them, which is based on a percentage of their collections, is adjusted annually to take into account their expenses as applicable. Neither we, nor our contracted radiology practices, maintain insurance on the lives of any affiliated physicians.

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

Historically, we have sought to manage this risk of loss by, among other things, purchasing professional liability insurance. However, the insurer from which we purchased such insurance for the period ending July 15, 2017, Fairway Physicians Insurance Company, A Risk Retention Group (“Fairway”), experienced financial hardship.  As a result, on August 29, 2017, the District of Columbia Department of Insurance, Securities and Banking (“DISB”) found that Fairway was statutorily insolvent and that its continued operation would be hazardous to its policyholders, creditors and the general public.  On October 25, 2017, the Superior Court for the District of Columbia issued an order authorizing the DISB Commissioner to liquidate Fairway.  Fairway’s liquidation is currently pending, and it is presently unknown whether the Fairway liquidation estate will be able to pay covered policyholder claims, including claims asserted against us.

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

For the year ended December 31, 2019, we derived approximately 11% of our total net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

In 2013, Congress adjusted Medicare payment rates for physician imaging services in an attempt to better reflect actual usage, by revising upward the assumed usage rate for diagnostic imaging equipment costing more than $1 million to 90% effective January, 1, 2014. Additionally, under the Protecting Access to Medicare Act of 2014 (“PAMA”), Congress introduced a new quality incentive program that, effective January 1, 2016, reduced Medicare payment for certain CT services reimbursed through the Medicare Physician Fee Schedule that are furnished using equipment that does not meet certain dose optimization and management standards. Other changes in reimbursement for services rendered by Medicare Advantage plans may reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

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

The market for diagnostic imaging services is highly competitive. We compete for patients principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our competitors include independent imaging operators, such as Alliance Healthcare and smaller regional operators, as well as hospitals and hospital groups that operate their own imaging services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices and compete with us. We are experiencing increased competition as a result of such activities, and if we are unable to successfully compete, our business and financial condition would be adversely affected.

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

In the past we have acquired, and may again in the future acquire, companies that create a new line of business. The process of integrating the acquired business, technology, service and research and development component into our business and operations and entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. In developing a new line of business, we may invest significant time and resources that take away the attention of management that would otherwise be available for ongoing development of our business, which may affect our results of operations and we may not be able to take full advantage of the business opportunities available to us as we expand new lines of business. In addition, there can be no assurance that our new lines of business will ultimately be successful. The failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

We may not be able to successfully grow our business, which would adversely affect our financial condition and results of operations.

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 16 acquisitions. These acquisitions have added 64 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

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

We are subject to tax audits, challenges to our tax positions, or adverse changes or interpretations of tax laws.

We are subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. Our determination of our tax liability is subject to review by applicable tax authorities. Any audits or challenges of such determinations may adversely affect our effective tax rate, tax payments or financial condition. Recently enacted U.S. tax legislation, most significant of which is the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), made significant changes to federal tax law, including the taxation of corporations, by, among other things, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures. The implementation and evaluation of these changes is ongoing and additional administrative guidance is necessary to fully evaluate the effects of many provisions.

The ultimate impact of the Tax Act may differ from our estimates due to changes in interpretations and assumptions made by us as well as potential amendments, technical corrections, and additional regulatory guidance that may be issued, and any such changes could have an adverse effect on our business, results of operations, financial condition and cash flow. Furthermore, future related changes may occur at the state level that could result in unfavorable adjustments to our tax liability.

We may be required to recognize an impairment of our goodwill or other indefinite-lived intangible assets, which could have an adverse effect on our financial position and results of operations.

We recognized an impairment of goodwill and trade name in our Imaging On Call reporting unit in the amount of $3.9 million for the year ended December 31, 2018. We are required to perform impairment tests for goodwill and other indefinite-lived intangible assets annually and whenever events or circumstances indicate that it is more likely than not that impairment exists or that the carrying amounts of the assets may not be recoverable, we recognize an impairment. A decline in the Company's operating results, future estimated cash flows and other assumptions could impact our estimated fair values, potentially leading to a material impairment of goodwill or other indefinite-lived assets, which could adversely affect our financial position and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2019, our total combined indebtedness of term loans, capital leases and notes payable, excluding discount on term loan debt, was $706.0 million. Term loan indebtedness, excluding related discount, was $705.7 million of which $649.8 million constituted Barclays first lien term loans and the SunTrust term loan of $55.9 million. Our substantial indebtedness could also:

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

Increases in interest rates could increase the amount of our debt payments and reduce our operating cash flows.

We have incurred significant indebtedness that accrues interest at variable rate borrowing and we may incur additional debt in the future. Increases in interest rates on our current outstanding debt or any other debt we may incur will reduce our operating cash flows and if we need to repay any of our variable rate borrowing during period of high interest rates, we could be required to forgo other opportunities in order to repay the debt which may not permit us to realize future earnings of those forgone opportunities. To mitigate this risk, we have entered into an interest rate cap contract on our term loan debt facilities. See Note 8 in the notes to our consolidated financial statements included in this annual report on Form 10-K.

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

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging facilities and the acquisition of additional facilities and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace equipment for existing facilities and expand within our existing markets and enter new markets. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations. To the extent we are unable to generate sufficient cash from our operations, funds are not available from our lenders or we are unable to structure or obtain financing through operating leases, finance leases or long-term installment notes, we may be unable to meet our capital expenditure requirements to support the maintenance and continued growth of our operations.

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

Furthermore, additional changes to, or repeal of, the PPACA, whether through legislation or judicial action, may also affect reimbursement and coverage in ways that are currently unpredictable. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While our management regularly reviews the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2019, approximately 21% and 2% of our net service fee revenue came from Medicare and various state Medicaid programs, respectively. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. Credentialing of physicians is required by our payors prior to commencing payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

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

Timely, effective service is essential to maintaining our reputation and high use rates on our imaging equipment. Although we have a agreements with original equipment manufacturers pursuant to which they maintain and repair the majority of our imaging equipment, those agreements do not compensate us for loss of revenue when our systems are not fully operational and our business interruption insurance may not provide sufficient coverage for the loss of revenue. Also, service representatives may not be able to perform repairs or supply needed parts in a timely manner, which could result in a loss of revenue. Therefore, if we experience more equipment malfunctions than anticipated or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our ability to provide services would be adversely affected and our revenue could decline.

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

Business disruptions and interruptions due to external events beyond our control can adversely affect our business, financial condition or results of operations.

Our operations can be subject to external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues, power failures, telecommunication loss, and other natural and man-made events, some of which may be intensified by the effects of climate change and changing weather patterns. Our corporate headquarters and over 100 of our radiology centers are located in California, which is subject to wildfires, blackouts, and potentially damaging earthquakes. In addition, several of our facilities located in parts of the east coast have suffered from weather events that caused us to temporarily close facilities. More recently, the novel coronavirus outbreak has impacted other countries. This or such other events could cause disruption or interruption to our operations and significantly impact our employees.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2018 through December 31, 2019, the trading price of our common stock fluctuated from a high of $20.45 per share to a low of $9.65 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, and approximately 21,500 square feet is occupied under these leases, which including options, expire June 30, 2027. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which including options, expires September 30, 2028. In addition, we lease approximately 52,000 square feet of warehouse space under leases nationwide, which expire at various dates, including options, through December 31, 2028. As of December 31, 2019, total square footage operated directly or indirectly under lease, including medical office, administrative and warehouse locations, was approximately 2.6 million square feet.

At December 31, 2019, we operated directly or indirectly through joint ventures with hospitals, 335 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. We lease the premises at which these facilities are located and do not have options to purchase the facilities we rent. Our most common initial term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 35 years at the facilities we lease. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Rental increases can range from 1% to 10% on an annual basis, depending on the location and market conditions where we do business.

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

Principal Trading Market

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

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2020 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2014 to 2019 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2014 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2019. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/31/15	12/31/16	12/30/17	12/29/18	12/31/19
RadNet, Inc.	(27.63)	4.37	56.59	0.69	99.61
S&P 500 Index	1.38	11.96	21.83	(4.38)	31.49
S&P Health Care Sector	6.89	(2.69)	22.08	6.47	20.82

	Base	INDEXED RETURNS Years Ending
	Period
Company / Index	12/31/14	12/31/15	12/31/16	12/30/17	12/29/18	12/31/19
RadNet, Inc.	100	72.37	75.53	118.27	119.09	237.7
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
S&P Health Care Sector	100	106.89	104.01	126.98	135.19	163.34

Recent Sales of Unregistered Securities

None

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements and notes thereto included in this annual report on Form 10-K. The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data set forth below as of December 31, 2017, 2016 and 2015, are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this annual report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates. As a result of the contractual and operational relationship among Dr. Berger, Dr. Crues and the Company, we are considered to have a controlling financial interest in the consolidated medical group ("the Group") pursuant to applicable accounting guidance. Due to the deemed controlling financial interest, we are required to include the Group as consolidated entities in our consolidated financial statements. This means, for example, that revenue generated by the Group from the provision of professional medical services to our patients, as well as the Group's costs of providing those services, are included as net revenue and cost of operations in our consolidated statement of operations, whereas the management fee that the Group pays to us under our management agreement with the Group is eliminated as a result of the consolidation of our results. Also, because the Group is consolidated in our financial statements, any borrowings or advances we have received from or made to the Group has been eliminated in our consolidated balance sheet. If the Group was not treated as consolidated entities in our consolidated financial statements, the presentation of certain items in our income statement, such as net service fee revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of the Group from all sources closely approximates its expenses, including Dr. Berger’s and Dr. Crues’ compensation, fees payable to us and amounts payable to third parties.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$1,154,179	$975,146	$922,186	$884,535	$809,628
Operating expenses:
Cost of operations, excluding depreciation and amortization	999,692	867,547	802,377	775,801	708,289
Depreciation and amortization	80,607	72,899	66,796	66,610	60,611
(Gain) loss on sale and disposal of equipment, net	2,383	(2,054)	1,142	767	866
Gain on sale of imaging center and medical practice	—	—	(3,146)	—	(5.434)
Gain on re-measurement of pre-existing interest	(768)	(39,539)	—	—	—
Gain on return of common stock	—	—	—	(5,032)	—
Meaningful use incentive	—	—	(250)	(2,808)	(3,270)
Loss on extinguishment of debt	—	—	—	—	0
Loss on impairment	—	3,937	—	—	—
Net income attributable to RadNet common stockholders	14,756	32,243	53	7,230	7,709

Basic income per share attributable to RadNet common stockholders	0.30	0.67	—	0.18	0.03

Diluted income per share attributable to RadNet common stockholders	0.29	0.66	—	0.17	0.03

Balance Sheet Data:

Cash and cash equivalents	$40,165	$10,389	$51,322	$20,638	$446
Total assets	1,646,986	1,109,330	868,979	849,476	836,427
Total long-term liabilities	1,086,419	669,560	607,448	642,082	643,007
Total liabilities	1,413,847	909,077	799,054	797,423	799,966
Working capital (exclusive of current operating lease liability)	(23,007)	(30,827)	43,745	62,573	72,410
Equity	233,139	200,253	69,925	52,053	36,461

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of RadNet Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes included in this annual report on Form 10-K.

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. We have developed our medical imaging business through a combination of organic growth, acquisitions and joint venture formations, and derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities.

In 2019, we expanded our presence in the Kern County, California area with the acquisition of Kern Radiology in Bakersfield. Combined with our already established presence, we are now a leading imaging operator in the greater Bakersfield, California area. We made additional acquisitions and formed partnerships to strengthen our positions in California, New York and New Jersey. Turning our focus to our imaging technology and work-flow processes, we have increased our efforts in Artificial Intelligence (AI) by acquiring the remaining 75% that we did not already own in Nulogix, Inc. and formed a partnership with Whiterabbit.ai to use AI and other technologies to create new solutions for breast cancer imaging.

The following table shows our facilities in operation at year end and revenues for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Facilities in operation	335	344	297
Total revenue (millions)	$1,154.2	$975.1	$922.2

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

	Years Ended December 31,
	2019	2018	2017
Commercial insurance	$642,341	$542,011	$534,224
Medicare	237,427	192,881	179,678
Medicaid	28,283	25,615	24,133
Workers' compensation/personal injury	42,792	34,193	32,969
Other patient revenue	23,862	25,117	29,882
Management fee revenue	11,659	13,882	13,127
Imaging on call and software	17,317	16,261	18,116
Other	24,555	18,781	25,049
Service fee revenue, net of contractual allowances and discounts	1,028,236	868,741	857,178
Provision for bad debts	—	—	(46,555)
Net service fee revenue	1,028,236	868,741	810,623
Revenue under capitation arrangements	125,943	106,405	111,563
Total net revenue	$1,154,179	$975,146	$922,186

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

Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The following table shows the number of systems that we had in operation as of the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2017	2018	2019
MRI	257	273	288
CT	152	162	168
PET/CT	49	59	62
Mammography	261	289	303
Ultrasound	614	632	662
X-ray	285	308	343
Nuclear Medicine	52	53	50
Fluoroscopy	102	117	120
Total equipment	1,772	1,893	1,996

Facility Acquisitions, Equity Investments and Formation of Joint Ventures

The following discussion summarizes certain details concerning our acquisition or disposition of facilities, our equity investment and our joint venture transaction. See Note 4, Facility Acquisitions and Dispositions to our consolidated financial statements included in this annual report on Form 10-K for further information.

Facility acquisitions

On August 1, 2019 we completed a step-up acquisition upon the dissolution of our former 49% owned joint venture, Garden State Radiology LLC ("GSRN"). GSRN consisted of two multi-modality centers operating in New Jersey. GSRN became our wholly owned subsidiary with the withdrawal of the 51% majority partner for the full ownership of one center with no other consideration. We made a fair value determination of our original 49% interest which resulted in a step-up gain of  approximately

$1.3 million. We determined a fair value of the remaining acquired imaging center of $3.1 million in assets and $426,000 in liabilities were recognized. We recorded $1,000 in other assets, $679,000 in fixed assets, $426,000 in right-of-use assets, $426,000 in operating lease liabilities, and $2.0 million in goodwill.

On August 1, 2019 we completed a step-up acquisition of our former 25% owned joint venture, Nulogix, via a stock issuance of RadNet common shares valued at $1.5 million to obtain the remaining 75% outstanding Nulogix shares. We made a fair value determination of the acquired assets and approximately $189,000 in fixed assets, $732,000 in intangible assets, $278,000 in deferred tax liability and goodwill of $1.3 million were recorded. We also made a fair value determination of our 25% pre-existing interest in the business and recognized a loss of $504,000 which is included in operating expenses within the consolidated statements of operations.
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
On April 1, 2019 we completed our acquisition of certain assets of Zilkha Radiology Inc. consisting of two multi-modality centers located in Islip, New York for purchase consideration of $4.5 million. We made a fair value determination of the acquired assets and assumed liabilities and approximately $2.2 million in property and equipment, $5.1 million in right-of-use assets, $100,000 in intangible assets, $5.1 million in operating lease liabilities, $332,000 in finance lease liabilities and $2.6 million in goodwill were recorded.
On February 28, 2019, one of our Variable Interest Entities (VIEs), Lenox Hill Radiology and Medical Imaging Associates, P.C. ("LHR"), purchased the membership interest of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") for $6.0 million of RadNet common stock and contingent consideration valued at $680,000 to guarantee the share value issued for a period of six months post acquisition date. LHR has performed a fair value purchase price allocation and recorded equipment of $10,000, a covenant not to compete of $50,000, trade name of $380,000, other intangible assets of $340,000 and goodwill of $3.1 million from the transaction. In connection with the acquisition, RadNet also settled against the purchase consideration, $2.8 million, net of taxes, of an unfavorable vendor contract with HVRA stemming from the previous acquisition of Radiologix, Inc. in November 2006.
On February 1, 2019, our majority owned subsidiary, West Valley Imaging Group, LLC ("WVIG") completed its acquisition of certain assets of West Valley Imaging Center, LLC ("West Valley"), consisting of a single multi-modality imaging center located in West Hills, CA for purchase consideration of $3.0 million all of which was initially funded by the Company. We have made a fair value determination of the acquired assets and approximately $300,000 in equipment and fixed assets, $7,000 in other assets, $200,000 in intangible assets and $2.5 million in goodwill were recorded. Subsequent to the transaction, our partner in WVIG, Cedars Sinai Medical Center, contributed $750,000 in cash to maintain its 25% economic interest in the venture.

On December 3, 2018 we completed our acquisition of certain assets of Orange County Diagnostics Imaging Center consisting of five multi-modality imaging centers located in Orange County, California for purchase consideration of $6.6 million. We have made a fair valuation determination of the acquired assets and approximately $23,000 of current assets, $69,000 of other assets, $2.8 million of leaseholds and equipment, a $50,000 of covenant not to compete, and $3.6 million of goodwill were recorded.

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

On October 1, 2018 we acquired certain assets of Medical Arts Radiology consisting of a 10 multi-modality imaging centers located in Long Island, New York. Total purchase consideration of $59.6 million consisted of cash in the amount of $50.9 million, issuance of 531,560 RadNet common shares valued at $8.0 million on the acquisition date and contingent consideration valued at $739,000 to guarantee the share value issued for a period of twelve months post acquisition date. We also assumed $2.7 million in equipment debt. We have made a value determination of the acquired assets and approximately $2.7 million of net working capital, $224,000 of other assets,$16.0 million of property and equipment, $24,000 in a covenant not to compete, $1.4 million for its trade name, unfavorable lease contracts of $130,000 and $40.7 million of goodwill were recorded.

On September 1, 2018 we completed our acquisition of certain assets of Washington Heights Medical Management, LLC, consisting of a multi-modality imaging center located in New York, New York, for $3.3 million in cash. We have made a fair value determination of the acquired assets and approximately $43,000 other assets, $904,000 of leaseholds and equipment, $50,000 in a covenant not to compete, and $2.3 million of goodwill were recorded.

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

Equity Investments

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that converted to an additional 80,000 preferred shares on October 11, 2019. No impairment in our investment was noted for the year ended December 31, 2019.
WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No impairment in our investment was noted for the year ended December 31, 2019.

Formation of new joint ventures
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
Sale of joint venture interest:
On April 1, 2017, we formed in conjunction with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA. Upon formation, RadNet held a 40% economic interest and CSMC held a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from us an additional five percent economic interest in SMIG valued at $134,000. As a result of the transaction, our economic interest in SMIG has been reduced to 35%. We recorded a loss of $2,000 on the transaction.

Change in control of existing joint ventures

On October 6, 2014, we acquired a 49% equity interest in Garden State Radiology Network, LLC ("GSRN") for cash consideration of $2.2 million. The venture consisted of two imaging centers located in New Jersey. On August 1, 2019, the entity was dissolved by transferring ownership of the assets of the centers to the partners for no consideration, with each partner receiving full ownership of one center.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue for the years 2019 and 2018 and net revenue before provision for bad debts for the year 2017.

	Years Ended December 31,
	2019	2018	2017
NET REVENUE
Service fee revenue, net of contractual allowances and discounts			88.5%
Provision for bad debts			(4.8)%
Net service fee revenue	89.1%	89.1%	83.7%
Revenue under capitation arrangements	10.9%	10.9%	11.5%
Total net revenue	100.0%	100.0%	95.2%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	86.6%	89.0%	82.8%
Depreciation and amortization	7.0%	7.5%	6.9%
(Gain) loss on sale and disposal of equipment	0.2%	(0.2)%	0.1%
Loss on impairment	—%	0.4%	—%
Severance costs	0.1%	0.2%	0.2%
Total operating expenses	93.9%	96.8%	90.0%
INCOME FROM OPERATIONS	6.1%	3.2%	5.2%

OTHER INCOME AND EXPENSES
Interest expense	4.2%	4.5%	4.2%
Meaningful use incentive	—%	—%	—%
Equity in earnings of joint ventures	(0.7)%	(1.2)%	(1.4)%
Gain on re-measurement of pre-existing interest	(0.1)%	(4.1)%	—%
Gain on sale of imaging centers and medical practice	—%	—%	(0.3)%
Gain on return of common stock	—%	—%	—%
Other expenses	0.1%	—%	—%
Total other expenses	3.5%	(0.8)%	2.4%
INCOME BEFORE INCOME TAXES	2.6%	4.0%	2.7%
Provision for income taxes	(0.5)%	—%	(2.5)%
NET INCOME	2.0%	3.9%	0.2%
Net income attributable to noncontrolling interests	0.8%	0.6%	0.2%
NET INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	1.3%	3.3%	—%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

We grow through a combination of organic growth as well as acquisitions and joint ventures. We have segregated some of our information to demonstrate which is attributable to centers that were in operation throughout the entirety of the comparison period, and which is attributable to centers that were acquired or disposed of during the period. For the discussion below, same centers are those that were in continuous operation from January 1, 2018 through December 31, 2019.

Total Net Revenue

In Thousands	Year Ended December 31,
Revenue	2019	2018	$ Increase/(Decrease)	% Change
Total Revenue	$1,154,179	$975,145	$179,034	18.4%
Same Center Revenue	$971,610	$915,644	$55,966	6.1%

Higher same center revenue experienced for the period resulted from increased volume of advanced radiology modalities, with MRI, CT and PET procedures rising at 4.7%, 6.2% and 7.8% respectively over the same period last year. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2018. For the twelve months ended December 31, 2019, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $182.6 million. For the twelve months ended December 31, 2018, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $59.5 million.

Operating Expenses

Cost of operations for the twelve months ended December 31, 2019 increased approximately $139.3 million, or 14.7%, from $944.3 million for the twelve months ended December 31, 2018 to $1.1 billion for the twelve months ended December 31, 2019. As a percentage of net revenue, operating expenses declined from 89% for the twelve months ended December 31, 2018 to approximately 87% for the twelve months ended December 31, 2019. The following table sets forth our cost of operations and total operating expenses for the twelve months ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018

Salaries and professional reading fees, excluding stock-based compensation	$634,209	$549,693
Stock-based compensation	8,731	7,662
Building and equipment rental	106,495	89,852
Medical supplies	45,955	38,775
Other operating expenses *	204,302	181,565
Cost of operations	999,692	867,547

Depreciation and amortization	80,607	72,899
(Gain) loss on sale and disposal of equipment	1,615	(2,054)
Loss on impairment	—	3,937
Severance costs	1,619	1,931
Total operating expenses	$1,083,533	$944,260

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecommunications, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Year Ended December 31,
Salaries and Professional Fees	2019	2018	$ Increase/(Decrease)	% Change
Total	$634,209	$549,693	$84,516	15.4%
Same Center	$551,165	$521,684	$29,481	5.7%

The rise in same center salaries and professional fees was precipitated by increased physician cost due to greater procedure volume and added personnel and existing employee wage and benefit increases in support of operations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the twelve months ended December 31, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $83.0 million. For the twelve months ended December 31, 2018, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was approximately $28.0 million.
Stock-based compensation

Stock-based compensation increased $1.1 million, or 14.0%, to approximately $8.7 million for the twelve months ended December 31, 2019 compared to $7.7 million for the twelve months ended December 31, 2018. This increase was driven by the higher fair value of RSA’s awarded and vested in the year ended December 31, 2019 as compared to RSA’s awarded and vested in the same period in 2018.
Building and equipment rental

In Thousands	Year Ended December 31,
Building & Equipment Rental	2019	2018	$ Increase/(Decrease)	% Change
Total	$106,495	$89,852	$16,644	18.5%
Same Center	$88,125	$82,784	$5,341	6.5%

The increase in same center building and equipment rental expenses relates to new imaging centers, lease extensions at current centers, and radiology equipment leases to support increased scan volumes and expanded service offerings. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the twelve months ended December 31, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $18.4 million. For the twelve months ended December 31, 2018, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was also $7.1 million.
Medical supplies

In Thousands	Year Ended December 31,
Medical Supplies Expense	2019	2018	$ Increase/(Decrease)	% Change
Total	$45,955	$38,775	$7,181	18.5%
Same Center	$37,613	$35,759	$1,855	5.2%

Same center medical supplies increase was attributable to higher procedure volumes of advanced radiology modalities. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the twelve months ended December 31, 2019, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $8.3 million. For the twelve months ended December 31, 2018, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $3.0 million.
Other operating expenses

In Thousands	Year Ended December 31,
Other Operating Expenses	2019	2018	$ Increase/(Decrease)	% Change
Total	$204,302	$181,565	$22,738	12.5%
Same Center	$167,883	$169,895	$(2,012)	(1.2)%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the twelve months ended December 31, 2019, other operating expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $36.4 million. For the twelve months ended December 31, 2018, other operating expense from centers that were acquired or divested subsequent to January 1, 2018 was $11.7 million.
Depreciation and amortization

In Thousands	Year Ended December 31,
Depreciation & Amortization	2019	2018	$ Increase/(Decrease)	% Change
Total	$80,607	$72,899	$7,708	10.6%
Same Center	$63,413	$67,843	$(4,430)	(6.5)%

The decrease in same center depreciation and amortization is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our fourth quarter of 2018. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2018. For the twelve months ended December 31, 2019, depreciation expense from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $17.2 million. For the twelve months ended December 31, 2018, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2018 and excluded from the above comparison was $5.1 million.

Loss on sale and disposal of equipment

We recorded a loss on the sale of equipment of approximately $2.4 million for the twelve months ended December 31, 2019 and a gain on disposal of equipment of approximately $2.1 million for the twelve months ended December 31, 2018.

Severance Costs

We incurred severance expenses of $1.6 million for the twelve months ended December 31, 2019 and $1.9 million for the twelve months ended December 31, 2018.

Impairment Charges

We recorded impairment charges to our Imaging On Call reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being a write off the Imaging On Call trade name of approximately $100,000. We did not record any impairment charges for the twelve months ended December 31, 2019.

Interest expense

In Thousands	Year Ended December 31,
Interest Expense	2019	2018	$ Increase/(Decrease)	% Change
Total Interest Expense	$48,044	$43,456	$4,588	10.6%
Interest related to amortization*	$4,184	$3,933	$251	6.4%
Adjusted Interest Expense	$43,860	$39,523	$4,337	11.0%
*Includes combined non cash amortization of deferred loan costs and discount on issuance of debt.

Excluding interest related to amortization, interest expense the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018 increased $4.3 million or 11.0%. The main drivers behind the increase were the interest payments on assumed debt of the New Jersey Imaging Network and the additional term loan debt stemming from the Sixth Amendment to the First Lien Term Loan. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future interest expense exposure the Company has entered into two forward interest rate cap agreements. See Derivative Instruments section of Note 2 to the consolidated financial statements included in this annual report on Form 10-K and ITEM 7a, Quantitative and Qualitative Disclosure About Market Risk below for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures

For the twelve months ended December 31, 2019 we recognized equity in earnings from unconsolidated joint ventures of $8.3 million versus $11.4 million for the twelve months ended December 31, 2018, a decrease of $3.0 million or 26.6%. The decrease was related to the assumption of operational control of the New Jersey Imaging Network which became a consolidated subsidiary on October 1, 2018.

Gain on re-measurement valuation of pre-existing interest

On August 1, 2019 we completed a step-up acquisition upon the dissolution of our former 49% owned joint venture, Garden State Radiology LLC ("GSRN"). Also on August 1, 2019, in a separate transaction, we issued RadNet common stock in the amount of $1.5 million to acquire a 75% controlling interest in our formerly 25% owned joint venture Nulogix. In both instances, we made a fair value determination of our original interests, and recorded a step-up gain of  approximately $1.3 million for the GSRN and recognized a a loss of $504,000 on our 25% pre-existing interest in Nulogix. In sum we recorded a net gain on re-measurement of approximately $800,000 for the year ended December 31, 2019 on these transactions.

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

Other expenses / income

For the year ended ended December 31, 2019 we recorded approximately $1.3 million of other expenses and for the year ended December 31, 2018 we recorded approximately $181,000 of other income, respectively.

Provision for income taxes

We had a tax provision for the twelve months ended December 31, 2019 of $6.2 million or 21.0% of income before income taxes, compared to a tax provision for the twelve months ended December 31, 2018 of $394,000 or 1.0% of income before income taxes. Income tax provision increased in 2019 primarily due to non-recognition of gain on re-measurement of pre-existing interest in the prior year. The income tax rates for the twelve months ended December 31, 2019 diverge from the federal statutory rate due to noncontrolling interests of the controlled partnerships and the prior year adjustments partially offset by effects of state income taxes.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

For the comparison of results of operations for the year ended December 31, 2018 to the year ended December 31, 2017, please see Item 7, Management's Discussion and Analysis of Financial Condition and Operations in our Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains, loss on de-consolidation of joint ventures and non-cash equity compensation.  Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or one-time events that take place during the period.

Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance, and is a measure of leverage capacity and ability to service debt. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2019, 2018, and 2017, respectively (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net income attributable to RadNet, Inc. common stockholders	$14,756	$32,243	$53
Plus provision for income taxes	6,229	394	24,310
Plus interest expense	48,044	43,456	40,623
Plus severance costs	1,619	1,931	1,821
Plus depreciation and amortization	80,607	72,899	66,796
Plus non-cash employee stock-based compensation	8,730	7,662	6,787
Plus loss on sale and disposal of equipment	2,383	—	1,142
Plus other expenses	1,283	—	—
Plus legal settlement and related expenses	1,248	—	723
Plus refinancing fees	—	—	235
Plus expenses of divested/closed operations	—	—	3,186
Plus gain on sale of equipment attributable to noncontroling interest	—	440	—
Plus transaction costs EmblemHealth/ACP	—	681	—
Plus one time legal settlement	—	786	—
Plus changes in the organization of east coast and international operations	—	19,101	—
Plus loss on impairment	—	3,937	—
Less gain on sale of imaging center and medical practice	—	—	(3,146)
Less gain on sale and disposal of equipment	—	(2,054)	—
Less other income	—	(181)	(8)
Less gain on re-measurement of pre-existing interest	(768)	(39,539)	—
Adjusted EBITDA	$164,131	$141,756	$142,522

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

The following table provides a reconciliation of free cash flow to “net cash flows from operations” the most directly comparable amounts reported in accordance with GAAP for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Adjusted EBITDA	$164,131	$141,756	$142,522
Less cash paid for interest	(46,254)	(37,016)	(34,197)
Less cash capital purchases (1)	(71,540)	(72,180)	(61,336)
Less new finance/capital lease debt	(51)	—	(5,500)
Plus proceeds from sale of equipment	1,160	2,575	852
Plus proceeds from sale of imaging and medical practice assets	—	—	8,429
Free cash flow	$47,446	$35,135	$50,770
Free cash flow as a percent of
cash flow from operations	45.5%	30.1%	35.7%

(1)Purchase of Property Plant & Equipment is adjusted for capital purchases of NJIN, which is excluded from our debt covenant calculation.

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of December 31, 2019 and December 31, 2018 and income statement data for the twelve months ended December 31, 2019, 2018 and 2017 (in thousands):

Balance Sheet Data for the period ended December 31,	2019	2018	2017
Cash and cash equivalents	$40,165	$10,389
Accounts receivable	154,763	148,919
Working capital (exclusive of current operating lease liability)	(23,007)	(30,827)
Stockholders' equity	233,139	200,253

Income Statement data for the twelve months ended December 31,
Total revenue	$1,154,179	$975,146	$922,186
Net income attributable to RadNet common stockholders	14,756	32,243	53

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

We and our subsidiaries or affiliates may from time to time, in our or their sole discretion, continue to purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. However, we have no formal plan of doing so at this time. We have invested over $100 million in each of the past two years in expanding our operations through the acquisition of new facilities and equipment. We expect to continue to make similar investments for the foreseeable future. While we don't anticipate one at this time, a significant decrease in our liquidity would limit our ability to make these investments and consequently limit our growth.

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the twelve months ended December 31, 2019 and 2018:

Cash Flow Data	December 31, 2019	December 31, 2018
Cash provided by operating activities	$104,322	$116,754
Cash used in investing activities	(99,465)	(146,749)
Cash provided by (used in) financing activities	24,951	(10,869)

For cash used in investing activities for the twelve months ended December 31, 2019, we purchased property and equipment for approximately $74.2 million, acquired imaging facilities for $27.2 million, made equity investments at fair value of $143,000 and an equity contribution to an existing joint venture of $103,000. We received proceeds from the sale of equipment of $1,160,000.

The cash provided by financing activities for the twelve months ended December 31, 2019 was mainly due to our additional term loan debt issuance of April 18, 2019, offset by payments on our term loans and revolving credit facility borrowings.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The aggregate gross amount factored under these facilities  for the year ended December 31, 2019 was approximately $9.0 million, inclusive of discount recorded to reflect the difference between market interest rates and the stated interest rate of the receivable. At December 31, 2019 we have $24.2 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.

Senior Credit Facilities:

At December 31, 2019, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016 (as amended, the "First Lien Credit Agreement").

At December 31, 2019, our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement.

As of December 31, 2019, we were in compliance with all covenants under our credit facilities.

Deferred financing costs at December 31, 2019, net of accumulated amortization, was $1.6 million and is specifically related to our Barclays Revolving Credit Facility.

Included in our consolidated balance sheets at December 31, 2019 are $636.2 million of First Lien Term Loans and $55.9 million of SunTrust Term Loan Agreement debt for a combined total of $692.1 million (net of unamortized discounts of $13.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays First Lien Term Loans	$649,824	$(13,579)	$636,245
SunTrust Term Loan Agreement	55,875	—	55,875
Total Term Loans	$705,699	$(13,579)	$692,120

We had no outstanding balance under our $137.5 million Barclays Revolving Credit Facility at December 31, 2019 and had reserved an additional $5.9 million for certain letters of credit. The remaining $131.7 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2019. We also had no balance under our $30.0 million SunTrust Revolving Credit Facility at December 31, 2019.

The following relates to our Barclays financing activities:

2019 Amendments to the First Lien Credit Agreement:

On April 18, 2019 we entered into the following two new amendments to the First Lien Credit Agreement: (i) Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement dated as of April 18, 2019 (the “Sixth Amendment”); and (ii) Amendment No. 7 to Credit and Guaranty Agreement dated as of April 18, 2019 (the “Seventh Amendment”). The Sixth Amendment amended the First Lien Credit Agreement to issue $100.0 million in incremental First Lien Term Loans and to add an additional $20.0 million of revolving commitments to the Barclay's Revolving Credit Facility. The Seventh Amendment amends the First Lien Credit Agreement to extend the maturity date of the Barclays Revolving Credit Facility by an additional two years to July 1, 2023, unless sooner terminated in accordance with the terms of the First Lien Credit Agreement. Total issue costs added in relation to the amendments in 2019 amounted to approximately $4.4 million. Of this amount, $2.1 million was identified and capitalized as discount on debt, $683,000 was capitalized as deferred financing costs, and $1.6 million was expensed. Amounts capitalized will be amortized over the remaining term of the agreement.

Terms of Barclays Credit Facilites:

First Lien Term Loans:

Interest: First Lien Term Loans bear interest at either an Adjusted Eurodollar Rate or a Base Rate plus an applicable margin. Rates of the applicable margin for borrowing under the First Lien Credit Agreement will alter depending on our leverage ratio, according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At December 31, 2019 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.01% and 4.75%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.50% and 2.50%, respectively.

Payments. The First Lien Credit Agreement provides for quarterly payments of principal under the First Lien Term Loans in the amount of approximately $9.7 million.

Maturity Date. The maturity date for the First Lien Term Loans shall be on the earliest to occur of (i) July 1, 2023, and (ii) the date on which all First Lien Term Loans shall become due and payable in full under the First Lien Credit Agreement, whether by acceleration or otherwise.

Additional Borrowing. Under the First Lien Credit Agreement, we can elect to request (i) an increase to the existing Barclays Revolving Credit Facility and/or (ii) issue additional First Lien Term Loans, provided that the aggregate amount of such increases and additions does not exceed (a) $100.0 million and (b) as long as the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) would not exceed 4.00:1.00 after giving effect to such incremental facilities, an uncapped amount of incremental facilities, in each case subject to the conditions and limitations set forth in the First Lien Credit Agreement. Each lender approached to provide all or a portion of any incremental facility may elect or decline, in its sole discretion, to provide an incremental commitment or loan.
Barclays Revolving Credit Facility:

Interest: Revolving loans borrowed under the Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate plus an applicable margin. Rates of the applicable margin for borrowing under the Revolving Credit Facility also change depending on our leverage ratio and are the same rates as noted in the schedule above for First Lien Term Loans. As of December 31, 2019, the effective interest rate payable on revolving loans was 7.25%.

Letters of Credit: For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin of Adjusted Eurodollar Rate, currently 3.50%, and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Revolving Credit Facility.

Maturity Date: The Revolving Credit Facility will terminate on the earliest to occur of (i) July 1, 2023, (ii) the date we voluntarily agree to permanently reduce the Revolving Credit Facility to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, and (iii) the date the Revolving Credit Facility is terminated due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement.

The following relates to our SunTrust financing activities:

Amended and Restated Revolving Credit and Term Loan Agreement

On August 31, 2018, our subsidiary, NJIN, entered into the Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "SunTrust Restated Credit Agreement") as borrower with SunTrust Bank and other financial institutions as lenders and to provide NJIN aggregate credit facilities of $90.0 million as categorized below:

SunTrust Term Loan: Pursuant to the SunTrust Restated Credit Agreement, the lenders thereunder made a term loan to NJIN in the amount of $60.0 million. The SunTrust Term Loan is repayable in scheduled quarterly amounts (as described below) and has a maturity date of the earlier of (i) August 31, 2023 and (ii) the date on which the principal amount of the SunTrust Term Loan has been declared or automatically has become due and payable (whether by acceleration or otherwise).

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

Interest: Interest rates and fees of the applicable margin for borrowing under the SunTrust Restated Credit Agreement adjust depending on our leverage ratio, according to the following table:

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

The loans and other obligations outstanding under the SunTrust Restated Credit Agreement currently bear applicable margin and fees based on Pricing Level III described above. The loans outstanding under the SunTrust Restated Credit Agreement currently bear interest based on a three month Eurodollar election, plus the applicable margin.

Payments: The scheduled amortization of the SunTrust Term Loan began December 31, 2018 with quarterly payments of $750,000, representing annual amortization equal to 5.0% of the original principal amount of the SunTrust Term Loan. At scheduled intervals, the quarterly amortization increases by $375,000, with the remaining balance to be paid at maturity.

Contractual Commitments

Our future obligations for notes payable, equipment under finance leases, lines of credit, equipment and building operating leases and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Notes payable (1)	$43,571	$43,670	$44,795	$573,938	$—	$—	$705,974
Finance leases (2)	3,492	2,624	702	11	10	—	6,839
Operating leases (3)	89,881	88,848	80,932	69,916	54,517	262,027	646,121
Total	$136,944	$135,142	$126,429	$643,865	$54,527	$262,027	$1,358,934

(1)	Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2019.

(2)	Includes interest component of finance lease obligations.

(3)	Includes interest component of operating lease obligations.

We have service agreements with various vendors under which they have agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under these agreements, we are committed to minimum payments of approximately $30.0 million in 2020.

Critical Accounting Policies
The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in this annual report on Form 10-K we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

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

REVENUES – Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

As it relates to the consolidated medical group, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by them as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to others centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of conractrual allowances under managed care and commercial insurance plans are based upon historical collection experience of the payments received from such payors in accordance with the underlying contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have price concessions applied. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

On January 1, 2018, we adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding our revenue recognition policies and significant judgments employed in the determination of revenue.

We applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations are now reflected as implicit price concessions and therefore included as a reduction to net operating revenues in 2018 and later. For changes in credit issues not assessed at the date of service, we will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. As part of the adoption of ASC 606 allowance for doubtful accounts was reclassified to be a component of net patient accounts receivable. Other than these changes in presentation on the consolidated statement of operations and consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated financial statements. As part of the adoption of ASC 606, we elected two of the available practical expedients provided for in the standard. First, we did not adjust the transaction price for any financing components as those were deemed to be insignificant. Additionally, we expensed all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year.
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
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.6 million and $1.4 million, as of December 31, 2019 and December 31, 2018, respectively and related to our line of credit.

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

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $441.0 million and $418.1 million at December 31, 2019 and December 31, 2018, respectively. Indefinite lived intangible assets at December 31, 2019 were $11.3 million and $9.8 million at December 31, 2018 and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. We tested both goodwill and trade name intangibles for impairment on October 1, 2019, noting no impairment, and have not identified any indicators of impairment through December 31, 2019.

LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill and indefinite lived intangibles, for impairment whenever indicators of impairment exist. To evaluate the long-lived assets our management estimates the undiscounted future cash flows expected to be derived from the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2019.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit rate when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense associated with option grants is calculated based on a valuation model, typically the Black–Scholes model, which requires certain management assumptions with respect to volatility. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.

COMMITTMENTS AND CONTINGENCIES - We are party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, we evaluate the developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. We believe that the amount or any estimable range of reasonably possible or probable loss will not, either individually or in the aggregate, have a material adverse effect on our business and consolidated financial statements. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Recent Accounting Standards

Accounting standards adopted

In February 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Subsequently, in July 2018, the FASB issued ASU No 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvement, to clarify and amend the guidance in ASU No. 2016-02. The amendments in this update were effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018, with early adoption permitted for all entities. Under the new guidance, a lessee is required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and potential uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. See Note 9, Leases, to the consolidated financial statement included in this annual report on Form 10-K for more information.
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

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective in the first quarter of 2020 with early adoption permitted and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the impact of the adoption of this ASU on our results of operations, financial position and cash flows.

Subsequent Events

On March 11, 2020, we announced a definitive agreement to acquire DeepHealth, Inc. ("DeepHealth"). DeepHealth is developing solutions in machine learning and artificial intelligence to assist radiologists in interpreting images and improving patient care. The close is planned for April 1, 2020 and we will issue approximately 1.0 million RadNet common stock shares to complete the acquisition.

Additional Information

Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2019, 2018 and 2017 is included in the consolidated financial statements and notes thereto in this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At December 31, 2019, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $30,000 in operating expenses.
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

Interest Rate Sensitivity Barclays First Lien Term Loans

At December 31, 2019, we had $650 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. The 2016 Caps are designed to provide a hedge against interest rate increases. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At December 31, 2019, our effective 3 month LIBOR was 2.01%. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the caps which is being accrued and paid over the life of the 2016 Caps. See Note 2 to the consolidated financial statements included in this annual report on Form 10-K.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the rates experienced in 2019 would, after considering the effects of the 2016 Caps, result in an increase of $1.5 million in annual interest expense and a corresponding decrease in income before taxes.  At December 31, 2019, we had an additional $9.7 million in debt instruments tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $97,000 and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements.

Interest Rate Sensitivity SunTrust Term Loan

At December 31, 2019, we had $55.9 million outstanding subject to an adjusted Eurodollar election on the Amended and Restated Revolving Credit and Term Loan Agreement (the "SunTrust Restated Credit Agreement"). We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the Restated Agreement.

At December 31, 2019, our effective 3 month LIBOR was 4.10%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Agreement over the rates experienced in 2019 would result in an increase of approximately $559,000 in annual interest expense and a corresponding decrease in income before taxes. No amounts are tied to the prime rate under the SunTrust Restated Agreement.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 3 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
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
Los Angeles, California
March 16, 2020

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,165	$10,389
Accounts receivable	154,763	148,919
Due from affiliates	1,242	595
Prepaid expenses and other current assets	45,004	46,288
Assets held for sale	2,041	2,499
Total current assets	243,215	208,690
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	366,746	345,729
Operating lease right-of-use-assets	445,477	—
Total property, equipment and right-of-use-assets	812,223	345,729
OTHER ASSETS
Goodwill	440,981	418,093
Other intangible assets	42,994	40,593
Deferred financing costs	1,559	1,354
Investment in joint ventures	34,470	37,973
Deferred tax assets	34,548	31,506
Deposits and other	36,996	25,392
Total assets	$1,646,986	$1,109,330
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$207,585	$181,028
Due to affiliates	14,347	13,089
Deferred revenue related to software sales	1,316	2,398
Current portion of deferred rent	—	3,735
Current portion of finance lease liability	3,283	—
Current portion of operating lease liability	61,206	—
Current portion of notes payable	39,691	33,653
Current portion of obligations under capital leases	—	5,614
Total current liabilities	327,428	239,517
LONG-TERM LIABILITIES
Deferred rent, net of current portion	—	31,542
Long-term finance lease liability	3,264	—
Long-term operating lease liability	420,922	—
Notes payable, net of current portion	652,704	626,507
Obligations under capital lease, net of current portion	—	6,505
Other non-current liabilities	9,529	5,006
Total liabilities	1,413,847	909,077
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 50,314,328 and 48,977,485 shares issued and outstanding at December 31, 2019 and 2018 respectively	5	5
Additional paid-in-capital	262,865	242,835
Accumulated other comprehensive (loss) income	(8,026)	2,259
Accumulated deficit	(103,159)	(117,915)
Total RadNet, Inc.'s stockholders' equity	151,685	127,184
Noncontrolling interests	81,454	73,069
Total equity	233,139	200,253
Total liabilities and equity	$1,646,986	$1,109,330

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2019	2018	2017
REVENUE
Service fee revenue, net of contractual allowances and discounts			$857,178
Provision for bad debts			(46,555)
Service fee revenue	$1,028,236	$868,741	810,623
Revenue under capitation arrangements	125,943	106,405	111,563
Total revenue	1,154,179	975,146	922,186
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	999,692	867,547	802,377
Depreciation and amortization	80,607	72,899	66,796
Loss (gain) on sale and disposal of equipment and other	2,383	(2,054)	1,142
Loss on impairment	—	3,937	—
Severance costs	1,619	1,931	1,821
Total operating expenses	1,084,301	944,260	872,136
INCOME FROM OPERATIONS	69,878	30,886	50,050

OTHER INCOME AND EXPENSES
Interest expense	48,044	43,456	40,623
Equity in earnings of joint ventures	(8,350)	(11,377)	(13,554)
Gain on re-measurement of pre-existing interest	(768)	(39,539)	—
Gain on sale of imaging centers and medical practice	—	—	(3,146)
Other expenses (income)	1,283	(181)	(258)
Total other expenses (income)	40,209	(7,641)	23,665
INCOME BEFORE INCOME TAXES	29,669	38,527	26,385
Provision for income taxes	(6,229)	(394)	(24,310)
NET INCOME	23,440	38,133	2,075
Net income attributable to noncontrolling interests	8,684	5,890	2,022

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$14,756	$32,243	$53

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.30	$0.67	$—

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.29	$0.66	$—

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	49,674,858	48,114,275	46,880,775
Diluted	50,244,006	48,678,999	47,401,921

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Years Ended December 31,
	2019	2018	2017
NET INCOME	$23,440	$38,133	$2,075
Foreign currency translation adjustments	(32)	(69)	26
Change in fair value of cash flow hedge, net of taxes	(10,253)	2,876	(880)
COMPREHENSIVE INCOME	13,155	40,940	1,221
Less comprehensive income attributable to noncontrolling interests	8,684	5,890	2,022

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$4,471	$35,050	$(801)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2017	46,574,904	$4	$198,387	$306	$(150,211)	$48,486	$3,567	$52,053
Stock-based compensation	867,248	1	7,833	—	—	7,834	—	7,834
Issuance of stock for acquisitions	281,763	—	2,500	—	—	2,500	—	2,500
Sale to noncontrolling interests, net of taxes	—	—	3,541	—	—	3,541	—	3,541
Contributions from noncontrolling interests	—	—	—	—	—	—	4,304	4,304
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,528)	(1,528)
Change in cumulative foreign currency translation adjustment	—	—	—	26	—	26	—	26
Change in fair value cash flow hedge, net of taxes	—	—	—	(880)	—	(880)	—	(880)
Net income	—	—	—	—	53	53	2,022	2,075
BALANCE - DECEMBER 31, 2017	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925
Issuance of stock upon exercise of options	10,000	—	20	—	—	20	—	20
Stock-based compensation	713,160	—	7,719	—	—	7,719	—	7,719
Forfeiture of restricted stock	(1,150)	—	(7)	—	—	(7)	—	(7)
Issuance of stock for acquisitions	531,560	—	8,000	—	—	8,000	—	8,000
Sale to noncontrolling interests, net of taxes	—	—	11,991	—	—	11,991	22,666	34,657
Special distribution from noncontrolling interest	—	—	2,894	—	—	2,894	(9,175)	(6,281)
Purchase of noncontrolling interests	—	—	(43)	—	—	(43)	(157)	(200)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,640	2,640
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,427)	(1,427)
Re-measurement of noncontrolling interest upon change in control	—	—	—	—	—	—	44,267	44,267
Change in cumulative foreign currency translation adjustment	—	—	—	(69)	—	(69)	—	(69)
Change in fair value cash flow hedge, net of taxes	—	—	—	2,876	—	2,876	—	2,876
Net income	—	—	—	—	32,243	32,243	5,890	38,133
BALANCE - DECEMBER 31, 2018	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253
Issuance of stock upon exercise of options	12,500	—	75	—	—	75	—	75
Stock-based compensation	771,042	—	8,735	—	—	8,735	—	8,735
Forfeiture of restricted stock	(1,500)		(5)			(5)		(5)
Non-cash severance	12,692	—	188	—	—	188	—	188
Issuance of stock for acquisitions	542,109	—	7,500	—	—	7,500	—	7,500
Sale to noncontrolling interests, net of taxes	—	—	3,537	—	—	3,537	2,008	5,545
Contributions from noncontrolling interests	—	—	—	—	—	—	750	750
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,057)	(3,057)
Change in cumulative foreign currency translation adjustment	—	—	—	(32)	—	(32)	—	(32)
Change in fair value cash flow hedge, net of taxes	—	—	—	(10,253)	—	(10,253)	—	(10,253)
Net income	—	—	—	—	14,756	14,756	8,684	23,440
BALANCE - DECEMBER 31, 2019	50,314,328	$5	$262,865	$(8,026)	$(103,159)	$151,685	$81,454	$233,139

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,440	$38,133	$2,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,607	72,899	66,796
Amortization of operating lease right-of-use assets	66,842	—	—
Provision for bad debts	—	—	46,555
Equity in earnings of joint ventures, net of dividends	248	13,469	(4,864)
Amortization and write off of deferred financing costs and loan discount	4,184	3,898	3,483
Loss (gain) on sale and disposal of equipment and other	2,383	(2,054)	1,142
Gain on sale of imaging centers	—	—	(3,146)
Gain on re-measurement of pre-existing interest	(768)	(39,539)	—
Loss on impairment	—	3,937	—
Stock-based compensation	8,730	7,662	6,787
Other non cash item in other expenses	(559)	—	—
Non cash severance	188	—	1,047
Change in value of contingent consideration	(3,123)	1,749	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(17,482)	2,145	(37,164)
Other current assets	(3,557)	(9,248)	1,461
Other assets	(2,326)	(1,687)	(801)
Deferred taxes	(3,888)	(6,935)	19,504
Operating lease liability	(66,831)	—	—
Deferred rent	—	6,312	2,135
Deferred revenue	(1,082)	(208)	1,034
Accounts payable, accrued expenses and other	17,316	26,221	36,181
Net cash provided by operating activities	104,322	116,754	142,225
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(27,150)	(73,192)	(27,612)
Investment at cost	(143)	(2,200)	(500)
Purchase of property and equipment	(74,153)	(72,180)	(61,336)
Proceeds from sale of equipment	1,160	2,575	852
Proceeds from the sale of equity interests in a joint venture	132	—	—
Proceeds from sale of imaging and medical practice assets	—	—	8,429
Proceeds from sale of internal use software	—	248	492
Nulogix return of capital	792	—	—
Cash contribution from partner in JV formation	—	—	1,473
Equity contributions in existing and purchase of interest in joint ventures	(103)	(2,000)	(1,118)
Net cash used in investing activities	(99,465)	(146,749)	(79,320)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(6,494)	(6,072)	(6,836)
Payments on term loan debt	(40,742)	(33,830)	(196,666)
Proceeds from debt issuance, net of issuance costs	97,144	—	164,938
Distributions paid to noncontrolling interests	(3,057)	(1,427)	(1,528)
Proceeds from sale of noncontrolling interest	5,275	—	7,720
Contributions from noncontrolling partners	750	2,640	125
Proceeds from revolving credit facility	261,200	204,300	200,800
Payments on revolving credit facility	(289,200)	(176,300)	(200,800)
Purchase of noncontrolling interests	—	(200)	—
Proceeds from issuance of common stock upon exercise of options	75	20	—
Net cash provided by (used in) financing activities	24,951	(10,869)	(32,247)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(32)	(69)	26
NET INCREASE (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	29,776	(40,933)	30,684
CASH AND CASH EQUIVALENTS, beginning of period	10,389	51,322	20,638
CASH AND CASH EQUIVALENTS, end of period	$40,165	$10,389	$51,322
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$46,254	$37,016	$34,197
Cash paid during the period for income taxes	$5,884	$4,933	$4,939

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $51.7 million, $47.8 million, and $18.5 million during the years ended December 31, 2019, 2018 and 2017, respectively, that we had not paid for as of December 31, 2019, 2018 and 2017, respectively. The offsetting amount due was recorded in our consolidated balance sheets under “accounts payable, accrued expenses and other.”

We executed inclusive of all acquisitions, finance lease liability/capital lease debt of approximately $51,000, $6.7 million, and $5.5 million during the twelve months ended December 31, 2019, 2018, and 2017.
We transferred approximately $4.3 million in net assets to our new joint venture, Ventura County Imaging Group. LLC in March 2019. See Note 4, Facility Acquisitions and Dispositions, for further information.
On February 27, 2019, we issued 440,207 shares of our common stock to the sellers of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") which permitted our variable interest entity, Lenox Hill Radiology and Medical Imaging Associates, P.C., to complete its purchase of the membership interest of HVRA. The shares were ascribed a value of $6.0 million. We also recorded contingent consideration valued at $680,000 to guarantee the share value issued for a period of six months post acquisition date, which was taken to income upon the completion of the time period.

On August 1, 2019 we completed a step-up acquisition upon the dissolution of our former 49% owned joint venture, Garden State Radiology LLC ("GSRN"). We made a fair value determination of our original 49% interest which resulted in a step-up gain of  approximately $1.3 million. See Note 4, Facility Acquisitions and Dispositions, for further information.

On August 1, 2019 we issued RadNet common stock in the amount of $1.5 million to acquire a 75% controlling interest in our formerly 25% owned joint venture Nulogix. We also made a fair value determination of our 25% pre-existing interest in the business and recognized a loss of $504,000 which is included in operating expenses within the consolidated statements of operations. See Note 2, Significant Accounting Policies, for further information.

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

On October 1, 2018 we acquired Medical Arts Radiology for cash consideration of $50.9 million, the assumption of $2.7 million in equipment debt, and $8.0 million in RadNet common stock. As part of the transaction, we recorded a contingent liability of approximately $700,000 to guarantee the sellers stock price stability for a period of one year from the date of acquisition. For the year ended December 31, 2018 we recorded a $1.7 million charge to record the contingent liability at fair market value. For the year ended December 31, 2019, we recorded $2.4 million to income to resolve the fair market value charge recorded at December 31, 2018 and the original contingent liability at purchase. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

The Company received a one-time special distribution from a controlled subsidiary which resulted in a $9.2 million adjustment to noncontrolling interest and $3.0 million, net of taxes, to the Company’s additional paid in capital account in September 2018.

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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At December 31, 2019, we operated directly or indirectly through joint ventures with hospitals, 335 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our imaging services, we have certain other software subsidiaries which design and sell computerized systems for the imaging industry and internally develop Artificial Intelligence, and Imaging On Call LLC, which provides teleradiology services. Our operations comprise a single segment for financial reporting purposes.

The consolidated financial statements include the accounts of RadNet, Inc as well as its subsidiaries in which RadNet has a controlling financial interest. The consolidated financial statements also include certain variable interest entities in which we are the primary beneficiary (as described in more detail below). All material intercompany transactions and balances have been eliminated upon consolidation. . All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report
Accounting regulations stipulate that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs in which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

VIEs that we consolidate as the primary beneficiary consist of professional corporations which are owned or controlled by individuals within our senior management, namely Howard G. Berger, M.D., our President and Chief Executive Officer, and John V. Crues, III, M.D., RadNet's Medical Director; both of whom are members of our Board of Directors. Dr. Berger owns, indirectly, 99% of the equity interests in Beverly Radiology Medical Group III (BRMG) and a controlling interest in two professional corporations in New York City. BRMG is responsible for the professional medical services at nearly all of our facilities located in California. Dr. Crues owns six professional corporations which provide medical services in Delaware, Maryland, New Jersey and New York. Additionally, Dr. Crues is a 1% owner of BRMG. These VIEs are collectively referred to as the consolidated medical group ("the Group").
RadNet provides non-medical, technical and administrative services to the Group for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations and we determine the annual budget. The Group has insignificant operating assets and liabilities, and de minimis equity. Through management agreements with us, substantially all cash flows of the Group after expenses, including professional salaries, are transferred to us. We consolidate the revenue and expenses, assets and liabilities of the Group.

The Group on a combined basis recognized $157.4 million, $132.9 million, and $134.6 million of revenue, net of management services fees to RadNet, for the years ended December 31, 2019, 2018, and 2017, respectively and $157.4 million, $132.9 million, and $134.6 million of operating expenses for the years ended December 31, 2019, 2018, and 2017, respectively. RadNet, Inc. recognized $618.9 million, $505.2 million, and $435.5 million of total billed net service fee revenue for the years ended December 31, 2019, 2018, and 2017, respectively, for management services provided to them relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2019 and December 31, 2018, we have included approximately $100.3 million and $88.9 million, respectively, of accounts receivable and approximately $7.0 million and $5.6 million of accounts payable and accrued liabilities related to the Group, respectively.

The creditors of the Group do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of them. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

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

At all of our centers not serviced by the Group we have entered into long-term contracts (typically 40 years) with independent radiology groups to provide physician services at those centers. These radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the value of the services we provide. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us and we have no economic controlling interest in these radiology practices as such, the financial results of these practices are not consolidated in our financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION – The operating activities of subsidiaries are included in the accompanying consolidated financial statements (“financial statements”) from the date of acquisition. Investments in companies in which we have the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances, with our consolidated entities and the unsettled amount of intercompany transactions with our equity method investees, have been eliminated in consolidation. As stated in Note 1 above, the Group consists of VIEs and we consolidate the operating activities and balance sheets of each. Additionally, we determined that our unconsolidated joint venture, ScriptSender, LLC, is also a VIE as it is dependent on our operational funding but we are not a primary beneficiary since RadNet does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

USE OF ESTIMATES - The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

RECLASSIFICATION – For the year 2017, we have reclassified certain amounts within other income and expenses on the consolidated statement of operations and proceeds from issuance of debt on the consolidated statement of cash flows to conform to our 2018 and 2019 presentation. For the year 2018, we have reclassified certain amounts within other expenses on the consolidated statement of cash flows to conform to our 2019 presentation. For the years 2018 and 2017, we have reclassified certain amounts within our reconciliation of the statutory U.S. federal rate and effective rates to conform to our 2019 presentation.

REVENUES – Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

As it relates to the consolidated medical group, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by them as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to others centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payers. Estimates of contractual allowances under managed care and commercial insurance plans are based upon historical collection experience from such payors in accordance with the underlying contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have price concessions applied. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

On January 1, 2018, we adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding our revenue recognition policies and significant judgments employed in the determination of revenue.

We applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations are now reflected as implicit price concessions and therefore included as a reduction to net operating revenues in 2018 and later. For changes in credit issues not assessed at the date of service, we will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. As part of the adoption of ASC 606 allowance for doubtful accounts was reclassified to be a component of net patient accounts receivable. Other than these changes in presentation on the consolidated statement of operations and consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated financial statements. As part of the adoption of ASC 606, we elected two of the available practical expedients provided for in the standard. First, we did not adjust the transaction price for any financing components as those were deemed to be insignificant. Additionally, we expensed all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year.

Our total net revenues for the years ended December 31, 2019, 2018, and 2017 are presented in the table below (in thousands):

	2019	2018	2017
Commercial insurance	$642,341	$542,011	$534,224
Medicare	237,427	192,881	179,678
Medicaid	28,283	25,615	24,133
Workers' compensation/personal injury	42,792	34,193	32,969
Other patient revenue	23,862	25,117	29,882
Management fee revenue	11,659	13,882	13,127
Imaging on call and software	17,317	16,261	18,116
Other	24,555	18,781	25,049
Service fee revenue, net of contractual allowances and discounts	1,028,236	868,741	857,178
Provision for bad debts	—	—	(46,555)
Net service fee revenue	1,028,236	868,741	810,623
Revenue under capitation arrangements	125,943	106,405	111,563
Total net revenue	$1,154,179	$975,146	$922,186

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

In 2019 and 2018 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The aggregate amounts factored under these facilities, net of discounts recorded to reflect market interest rates, was $9.0 million during the year ended December 31, 2019 and $20.5 million during the year ended December 31, 2018.

Proceeds on notes receivable are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At December 31, 2019 we have $24.2 million remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.

MEANINGFUL USE INCENTIVE – Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada developed a Radiology Information System (RIS) software platform that has been awarded meaningful use certification. We recorded the meaningful use incentive within non-operating income. The program ended in 2017 and we recorded approximately $250,000 to other income during the twelve months ended December 31, 2017 relating to this incentive.

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

For the years ended December 31, 2019, 2018 and 2017, we recorded approximately $10.1 million, $6.8 million, and $6.1 million, respectively, in revenue related to our eRAD business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2019 we had a deferred revenue liability of approximately $1.3 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS – When we develop our own software solutions through our eRad subsidiary, we capitalize and amortize those costs over their useful life. Costs related to the research and development of new software products and enhancements to existing software products all for resale to our customers are expensed as incurred. If we enter into agreements where we license our software to outside customers, we have recorded the receipt of these funds against the capitalized software costs.

Our most major software development to date was the Radiology Information System, a front desk patient tracking software, which had total capitalized costs of approximately $6.4 million and was fully amortized as of December 31, 2018.

CONCENTRATION OF CREDIT RISKS – Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC. Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. We continuously monitor collections and maintain an allowance for bad debts based upon our historical collection experience. In addition, we have notes receivable stemming from our factoring of accounts receivable as stated above. Companies with which we factor our receivables are well known established buyers of such instruments, have agreed to assume the full risk of their collection, and to date have made all payments due to us in a timely manner.

CASH AND CASH EQUIVALENTS – We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates the fair market value.

DEFERRED FINANCING COSTS – Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs are solely related to our Barclays Revolving Credit Facilities. Deferred financing costs, net of accumulated amortization, were $1.6 million and $1.4 million for the twelve months ended December 31, 2019 and 2018, respectively. See Note 8, Revolving Credit Facility, Notes Payable, and Capital Leases for more information on our revolving lines of credit.

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

BUSINESS COMBINATION – When the qualifications for business combination accounting treatment are met, it requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $441.0 million and $418.1 million at December 31, 2019 and December 31, 2018, respectively. Indefinite lived intangible assets at December 31, 2019 were $11.3 million and $9.8 million at December 31, 2018 and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. We tested both goodwill and trade name intangibles for impairment on October 1, 2019, noting no impairment, and have not identified any indicators of impairment through December 31, 2019.

During the testing of goodwill and trade name intangibles at October 1, 2018, our Teleradiology reporting unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a loss of a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to our reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $100,000. The estimated fair value of IOC reporting unit was determined by using the discounted cash flow method.

LONG-LIVED ASSETS – We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment when events or changes indicate the carrying amount of an asset may not be recoverable. Accounting standards requires that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. We determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired during any periods presented.

INCOME TAXES – Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income in determining whether our net deferred tax assets are more likely than not to be realized. Income taxes are further explained in Note 10, Income Taxes.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit rate when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. See Note 9, Leases, for more information.

UNINSURED RISKS – On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date. This fully funded policy remained in effect through November 1, 2013 and continues to cover any claims incurred through this date.

On November 1, 2013 we entered into a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $3.8 million and $2.8 million for each of the years ending December 31, 2019 and December 31, 2018, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible for which is $10,000 per incidence for the years ending December 31, 2019 and December 31, 2018, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice claims made tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2019, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2019 and 2018 of $4.9 million and $4.8 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

EMPLOYEE BENEFIT PLAN – We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. As of

January 1, 2017, RadNet provides a matching contribution in the amount to a maximum of 1.0% per 4.0% of employee contribution. RadNet contributed $2.6 million for the year ended December 31, 2018 and is expected to contribute approximately $3.0 million for the plan year ended December 31, 2019.

LOSS AND OTHER UNFAVORABLE CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs and if the anticipated future cost exceeds the revenue, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements which met this criterion and recorded to other non-current liabilities an $8.9 million loss contract accrual. Of the $4.6 million ending balance at December 31, 2018, approximately $4.0 million, ($2.8 million net of taxes), was settled against the purchase consideration of Hudson Valley Radiology Associates, P.L.L.C. (HVRA) by our VIE entity Lenox Hill Radiology and Medical Associates, P.C. and the remaining balance of approximately $558,000 was written off upon ending a contract with a physician group. See Note 4, Facility Acquisitions, Assets Held for Sale and Dispositions for further information on the purchase of HVRA.

Related to acquisition activity, we entered into certain operating lease commitments for facilities where the fair market rent differs from the lease contract rate. We recorded an unfavorable contract liability representing the difference between the total value of the fair market rent and the contract rent over the current term of the lease applicable from the date of acquisition. As of December 31, 2018, the unfavorable contract liability on these leases was $2.2 million. This balance was transferred to operating lease right-of-use assets in conjunction with adoption of Accounting Standard Update No. 2016-02, Leases, which amended the accounting standards for leases. See Note 9, Leases, for further information.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense associated with option grants is calculated based on a valuation model, typically the Black–Scholes model, which requires certain management assumptions with respect to volatility. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. See Note 11 Stock-Based Compensation for more information.

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

COMPREHENSIVE INCOME (LOSS) – Accounting guidance establishes rules for reporting and displaying comprehensive income (loss) and its components. Our unrealized gains or losses on foreign currency translation adjustments and our interest rate cap and swap agreements are included in comprehensive income (loss). The components of comprehensive income (loss) for the three years in the period ended December 31, 2019 are included in the consolidated statements of comprehensive income (loss).
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
In the second quarter of 2019, we accrued a liability of $2.3 million related to allegations by the US Attorney's Office for the Western District of New York that RadNet submitted certain claims which incorrectly identified the physician who furnished the radiology services.  The final settlement, which admits no wrong-doing on behalf of RadNet, was $2.2 million and paid in September 2019.

DERIVATIVE INSTRUMENTS

2016 CAPS

In the fourth quarter of 2016, we entered into two forward interest rate cap agreements ("2016 Caps"). The 2016 Caps will mature in September and October 2020. The 2016 Caps had notional amounts of $150,000,000 and $350,000,000, respectively, which were designated at inception as cash flow hedges of future cash interest payments associated with portions of our variable rate bank debt. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. We are liable for a $5.3 million premium to enter into the caps which is being accrued to current liabilities on our balance sheet and paid over the life of the 2016 Caps.

At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of accumulated other comprehensive income in the consolidated statement of equity. See Fair Value Measurements section below for the fair value of the 2016 Caps at December 31, 2019.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive income (loss), net of taxes is as follows (amounts in thousands):

	Interest Rate Contracts

For the twelve months ended	Amount of (Loss) Gain Recognized on Derivative, net of taxes	Location of Loss Recognized in Income on Derivative
December 31, 2019	$(4,383)	Other Comprehensive Loss
December 31, 2018	2,876	Other Comprehensive Income
December 31, 2017	(880)	Other Comprehensive Loss

2019 SWAPS
In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 swaps"). The 2019 swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 swaps will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They will mature in October 2023 for the two smaller notional and October 2025 for the two larger notional. Under these arrangements, we arranged the 2019 swaps with locked in 1 month LIBOR rates at 1.96% for the two $50,000,000 notional and at 2.05% for the two $200,000,000 notional.
At inception, we designated our 2019 swaps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2019 swaps at December 31, 2019.

For the twelve months ended December 31, 2019

Effective Interest Rate Swap	Amount of Loss Recognized on Derivative, net of taxes	Location of Loss Recognized in Income on Derivative
Interest rate contracts	$(5,870)	Other Comprehensive Loss

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

Derivatives:

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets in our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 CAPS - Interest Rate Contracts	$—	$1,081	$—	$1,081
2019 SWAPS - Interest Rate Contracts	$—	$9,477	$—	$9,477

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current assets
2016 CAPS - Interest Rate Contracts	$—	$3,316	$—	$3,316

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

Long Term Debt

The table below summarizes the estimated fair value and carrying amount of our SunTrust (Term Loan Agreement) and Barclays (First Lien Term Loans) long-term debt as follows (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Term Loan Agreement and First Lien Term Loans	$—	$708,948	$—	$708,948	$705,699

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Total Face Value
Term Loan Agreement and First Lien Term Loans	$—	$633,229	$—	$633,229	$646,441

Our Barclays revolving credit facility had no aggregate principal amount outstanding as of December 31, 2019 and a $28.0 million principal amount outstanding as of December 31, 2018. Our SunTrust revolving credit facility had no aggregate principal amount outstanding for the periods ending December 31, 2019 and December 31, 2018, respectively.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2019	2018	2017
Net income attributable to RadNet, Inc. common stockholders	$14,756	$32,243	$53

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	49,674,858	48,114,275	46,880,775
Basic net income per share attributable to RadNet, Inc. common stockholders	$0.30	$0.67	$—
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	49,674,858	48,114,275	46,880,775
Add nonvested restricted stock subject only to service vesting	208,963	180,631	274,940
Add additional shares issuable upon exercise of stock options and warrants	360,185	384,093	246,206
Weighted average number of common shares used in calculating diluted net income per share	50,244,006	48,678,999	47,401,921
Diluted net income per share attributable to RadNet, Inc. common stockholders	$0.29	$0.66	$—

Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	—	6,250	175,037

EQUITY INVESTMENTS AT FAIR VALUE- As of December 31, 2019, we have three equity investments for which a fair value is not readily determinable and we do not have significant influence and therefore the total amounts invested are recognized at cost. In accordance with accounting guidance, if there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment.

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

In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was noted as of the year ended December 31, 2019.

Turner Imaging:

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that converted to an additional 80,000 preferred shares on October 11, 2019. No impairment in our investment was noted for the year ended December 31, 2019.

WhiteRabbit.ai Inc:
WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No impairment in our investment was noted for the year ended December 31, 2019.

INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2019.

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

Change in control of existing joint ventures

On October 6, 2014, we acquired a 49% equity interest in Garden State Radiology Network, LLC ("GSRN") for cash consideration of $2.2 million. The venture consisted of two imaging centers located in New Jersey. On August 1, 2019, the entity was dissolved by transferring ownership of the assets of the centers with each partner receiving full ownership of one center. See Note 4, Facility Acquisitions and Dispositions, for further information.

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

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2019 and December 31, 2018 (in thousands):

Balance as of December 31, 2017	$52,435
Equity contributions in existing and purchase of interest in joint ventures	2,000
Equity in earnings in these joint ventures	11,377
Disposition of equity method interest upon acquisition of control in NJIN	(2,993)
Distribution of earnings	(24,846)
Balance as of December 31, 2018	$37,973
Equity contributions in existing and purchase of interest in joint ventures	103
Equity in earnings in these joint ventures	8,350
Sale of ownership interest	(134)
Dissolution of GSRN	(1,428)
Nulogix return of capital	(792)
Nulogix change in control	(1,004)
Distribution of earnings	(8,598)
Balance as of December 31, 2019	$34,470

We charged management service fees from the centers underlying these joint ventures of approximately $11.4 million, $13.8 million and $13.1 million for the years ended December 31, 2019, 2018 and 2017, respectively . We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key unaudited financial data for these joint ventures as of December 31, 2019 and 2018, respectively, and for the years ended December 31, 2019, 2018 and 2017, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2019	2018
Current assets	$27,427	$28,317
Noncurrent assets	61,037	45,912
Current liabilities	(9,217)	(4,300)
Noncurrent liabilities	(18,872)	(4,898)
Total net assets	$60,375	$65,031
Book value of RadNet joint venture interests	$28,001	$30,030
Cost in excess of book value of acquired joint venture interests accounted for as equity method goodwill	6,469	7,943
Total value of RadNet joint venture interests	$34,470	$37,973
Total book value of other joint venture partner interests	$32,374	$35,001

	2019	2018	2017
Net revenue	$108,051	$155,820	$188,849
Net income	$18,624	$24,596	$28,644

NOTE 3 – RECENT ACCOUNTING STANDARDS

Accounting standards adopted

In February 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Subsequently, in July 2018, the FASB issued ASU No 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvement, to clarify and amend the guidance in ASU No. 2016-02. The amendments in this update were effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2018, with early adoption permitted for all entities. Under the new guidance, a lessee is required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing, and potential uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. See Note 9, Leases, for more information.
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

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective in the first quarter of 2020 with early adoption permitted and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the impact of the adoption of this ASU on our results of operations, financial position and cash flows.

In December 2019, the FASB issued ASU 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other areas of the standard. ASU 2019-12 will be effective beginning in the first quarter of 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption.

In January 2020, the FASB issued ASU 2020-01 ("ASU 2020-01"), Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. We do not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 4 – FACILITY ACQUISITIONS, ASSETS HELD FOR SALE AND DISPOSITIONS

Acquisitions

On August 1, 2019 we completed a step-up acquisition upon the dissolution of our former 49% owned joint venture, Garden State Radiology LLC ("GSRN"). GSRN consisted of two multi-modality centers operating in New Jersey. GSRN became our wholly owned subsidiary with the withdrawal of the 51% majority partner for the full ownership of one center with no other consideration. We made a fair value determination of our original 49% interest which resulted in a step-up gain of  approximately $1.3 million. We determined a fair value of the remaining acquired imaging center of $3.1 million in assets and $426,000 in liabilities were recognized. We recorded $1,000 in other assets, $679,000 in fixed assets, $426,000 in right-of-use assets, $426,000 in operating lease liabilities, and $2.0 million in goodwill.

On August 1, 2019 we completed a step-up acquisition of our former 25% owned joint venture, Nulogix, via a stock issuance of RadNet common shares valued at $1.5 million to obtain the remaining 75% outstanding Nulogix shares. We made a fair value determination of the acquired assets and approximately $189,000 in fixed assets, $732,000 in intangible assets, $278,000 in deferred tax liability and goodwill of $1.3 million were recorded. We also made a fair value determination of our 25% pre-existing interest in the business and recognized a loss of $504,000 which is included in operating expenses within the consolidated statements of operations.
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
On April 1, 2019 we completed our acquisition of certain assets of Zilkha Radiology Inc. consisting of two multi-modality centers located in Islip, New York for purchase consideration of $4.5 million. We made a fair value determination of the acquired assets and assumed liabilities and approximately $2.2 million in property and equipment, $5.1 million in right-of-use assets, $100,000 in intangible assets, $5.1 million in operating lease liabilities, $332,000 in finance lease liabilities and $2.6 million in goodwill were recorded.
On February 28, 2019, one of VIE entities, Lenox Hill Radiology and Medical Imaging Associates, P.C. ("LHR"), purchased the membership interest of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") for $6.0 million of RadNet common stock and contingent consideration valued at $680,000 to guarantee the share value issued for a period of six months post acquisition date. LHR has performed a fair value purchase price allocation and recorded equipment of $10,000, a covenant not to compete of $50,000, trade name of $380,000, other intangible assets of $340,000 and goodwill of $3.1 million from the transaction. In connection with the acquisition, RadNet also settled against the purchase consideration, $2.8 million, net of taxes, of an unfavorable vendor contract with HVRA stemming from the previous acquisition of Radiologix, Inc. in November 2006.
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

On December 3, 2018 we completed our acquisition of certain assets of Orange County Diagnostics Imaging Center consisting of five multi-modality imaging centers located in Orange County, California for purchase consideration of $6.6 million. We have made a fair valuation determination of the acquired assets and approximately $23,000 of current assets, $69,000 of other assets, $2.8 million of leaseholds and equipment, a $50,000 of covenant not to compete, and $3.6 million of goodwill were recorded.

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

On October 1, 2018 we acquired certain assets of Medical Arts Radiology consisting of a 10 multi-modality imaging centers located in Long Island, New York. Total purchase consideration of $59.6 million consisted of cash in the amount of $50.9 million, issuance of 531,560 RadNet common shares valued at $8.0 million on the acquisition date and contingent consideration valued at $739,000 to guarantee the share value issued for a period of twelve months post acquisition date. We also assumed $2.7 million in equipment debt. We have made a value determination of the acquired assets and approximately $2.7 million of net working capital, $224,000 of other assets,$16.0 million of property and equipment, $24,000 in a covenant not to compete, $1.4 million for its trade name, unfavorable lease contracts of $130,000 and $40.7 million of goodwill were recorded.

On September 1, 2018 we completed our acquisition of certain assets of Washington Heights Medical Management, LLC, consisting of a multi-modality imaging center located in New York, New York, for $3.3 million in cash. We have made a fair value determination of the acquired assets and approximately $43,000 other assets, $904,000 of leaseholds and equipment, $50,000 in a covenant not to compete, and $2.3 million of goodwill were recorded.

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

Assets held for sale
Effective January 1, 2018 we agreed to sell certain assets of four women’s imaging centers to MemorialCare Medical Foundation. The sale was initially anticipated within 12 months of the effective date. We are currently in discussions with the buyer and expect to complete the sale in 2020. The following table summarizes the major categories of assets which remain classified as held for sale in the accompanying consolidated balance sheets at December 31, 2019 (in thousands):

Property and equipment, net	$1,049
Goodwill	992
Total assets held for sale	$2,041

Dispositions
On April 1, 2017, we formed in conjunction with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA. Upon formation, RadNet held a 40% economic interest and CSMC held a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from us an additional five percent economic interest in SMIG valued at $134,000. As a result of the transaction, our economic interest in SMIG has been reduced to 35%. We recorded a loss of $2,000 on the transaction.

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. Activity in goodwill for the years ended December 31, 2018 and 2019 is provided below (in thousands):

Balance as of December 31, 2017	$256,776
Goodwill acquired through the acquisition of Imaging Services Company of New York, LLC	2,692
Goodwill acquired through the acquisition of certain assets of MemorialCare Medical Foundation	545
Goodwill transferred to assets held for sale	(1,059)
Goodwill acquired through the acquisition of Women's Imaging Specialists in Healthcare	4268
Goodwill acquired through the acquisition of Valley Metabolic Imaging	1,469
Goodwill acquired through the acquisition of Sierra Imaging Associates	1,147
Goodwill disposed through the sale of plastic surgery unit	(80)
Goodwill acquired through the acquisition of Washington Heights Medical Management	2,303
Goodwill acquired through the acquisition of Medical Arts Radiological Group, P.C.	41,469
Goodwill acquired through the acquisition of Arcadia Radiology Imaging Services, LLC	2,582
Goodwill acquired through the acquisition of Southern California Diagnostic Imaging, Inc.	41
Goodwill acquired through the acquisition of Orange County Diagnostics Imaging Center, Inc.	3,618
Goodwill acquired through assuming operational control of New Jersey Imaging Network, LLC	106,122
Goodwill impaired in the Imaging On Call reporting unit	(3,800)
Balance as of December 31, 2018	418,093
Adjustments to our preliminary allocation of the purchase price of Medical Arts Radiological Group, P.C.	722
Goodwill acquired through the acquisition of certain assets of Dignity Health	1
Goodwill acquired through the acquisition of certain assets of West Valley Imaging Center, LLC	2,490
Goodwill disposed through sale of assets	(123)
Goodwill acquired by Lenox Hill Radiology through the membership purchase of HVRA	3,125
Goodwill acquired through the acquisition of certain assets of Kern Radiology, Inc.	10,507
Goodwill acquired through the acquisition of certain assets of Zilkha Radiology, Inc.	2,577
Goodwill acquired through the acquisition of certain assets of Ramic Mahwah, LLC	231
Goodwill acquired through the acquisition of GSRN	2,021
Goodwill acquired through the acquisition of Nulogix	1,337
Balance as of December 31, 2019	$440,981

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2019 is $160.5 million.

Other intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names.

Total amortization expense was $3.1 million, $2.7 million, and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$15,820	$27,255	11.9
Covenant not to compete and other contracts	759	699	650	537	129	142	2,916	4.4
Developed Technology	244	244	142	—	—	—	630	2.6
Trade Names amortized	142	69	69	61	58	219	618	8.4
Trade Names indefinite life	—	—	—	—	—	11,270	11,270	—
Software in development	—	—	—	—	—	305	305	—
Total Annual Amortization	$3,432	$3,299	$3,148	$2,885	$2,474	$27,756	$42,994

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2019	2018
Land	$250	$250
Medical equipment	425,892	449,776
Computer and office equipment, furniture and fixtures	120,490	102,798
Software development costs	—	6,391
Leasehold improvements	377,417	337,878
Equipment under financing/capital lease	14,105	12,119
Total property and equipment cost	938,154	909,212
Accumulated depreciation	(571,408)	(563,483)
Total property and equipment	$366,746	$345,729

Included in our property and equipment at December 31, 2019 is approximately $42.4 million total of construction in process amounts consisting of $15.9 million in medical equipment, $2.3 million in computer and office equipment, and $24.2 million in leasehold improvements.

Depreciation and amortization expense of property and equipment, including amortization of equipment under finance/capital leases, for the years ended December 31, 2019, 2018 and 2017 was $77.5 million, $70.2 million, and $64.2 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2019	2018
Accounts payable	$64,300	$68,040
Accrued expenses	83,853	60,958
Accrued salary and benefits	42,003	37,167
Accrued professional fees	17,429	14,863
Total	$207,585	$181,028

NOTE 8 - NOTES PAYABLE, REVOLVING CREDIT FACILITY AND CAPITAL LEASES

Revolving credit facility, notes payable, and capital lease obligations:

	December 31, 2019	December 31, 2018
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$649,824	$587,191
Discount on First Lien Term Loans	(13,579)	(15,112)
Term Loan Agreement collateralized by NJIN's tangible and intangible assets	55,875	59,250
Revolving Credit Facility	—	28,000
Promissory note payable to the former owner of a practice acquired at an interest rate of 1.5% due through 2019	—	199
Equipment notes payable at interest rates ranging from 4.4% to 5.6%, due through 2020, collateralized by medical equipment	275	632
Obligations under capital leases at interest rates ranging from 3.7% to 9.3%, due through 2022, collateralized by medical and office equipment (1)	—	12,119
Total debt obligations	692,395	672,279
Less current portion	(39,691)	(39,267)
Long-term portion debt obligations	$652,704	$633,012

(1)Obligations under capital leases were transferred to Finance Lease Liability at January 1, 2019 in accordance with the adoption of Accounting Standards Update No 2016-02, Leases (Topic 842). See Note 9, Leases, for more information.

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2020	$43,571
2021	43,670
2022	44,795
2023	573,938
Total notes payable obligations	$705,974

Senior Credit Facilities:

At December 31, 2019, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016 (as amended, the "First Lien Credit Agreement").

At December 31, 2019, our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement.

As of December 31, 2019, we were in compliance with all covenants under our credit facilities.

Deferred financing costs at December 31, 2019, net of accumulated amortization, was $1.6 million and is specifically related to our Barclays Revolving Credit Facility.

Included in our consolidated balance sheets at December 31, 2019 are $636.2 million of First Lien Term Loans and $55.9 million of SunTrust Term Loan debt for a combined total of $692.1 million (net of unamortized discounts of $13.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$649,824	$(13,579)	$636,245
Term Loan Agreement	55,875	—	55,875
Total Term Loans	$705,699	$(13,579)	$692,120

We had no outstanding balance under our $137.5 million Barclays Revolving Credit Facility at December 31, 2019 and had reserved an additional $5.9 million for certain letters of credit. The remaining $131.7 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2019. We also had no balance under our $30.0 million SunTrust Revolving Credit Facility related to our consolidated subsidiary NJIN at December 31, 2019.

The following relates to our Barclays financing activities:

2019 Amendments to the First Lien Credit Agreement:

On April 18, 2019 we entered into the following two new amendments to the First Lien Credit Agreement: (i) Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement dated as of April 18, 2019 (the “Sixth Amendment”); and (ii) Amendment No. 7 to Credit and Guaranty Agreement dated as of April 18, 2019 (the “Seventh Amendment”). The Sixth Amendment amended the First Lien Credit Agreement to issue $100.0 million in incremental First Lien Term Loans and to add an additional $20.0 million of revolving commitments to the Barclay's Revolving Credit Facility. The Seventh Amendment amends the First Lien Credit Agreement to extend the maturity date of the Barclays Revolving Credit Facility by an additional two years to July 1, 2023, unless sooner terminated in accordance with the terms of the First Lien Credit Agreement. Total issue costs added in relation to the amendments in 2019 amounted to approximately $4.4 million. Of this amount, $2.1 million was identified and capitalized as discount on debt, $683,000 was capitalized as deferred financing costs, and $1.6 million was expensed. Amounts capitalized will be amortized over the remaining term of the agreement.

Terms of Barclays Credit Facilites:

First Lien Term Loans:

Interest: First Lien Term Loans bear interest at either an Adjusted Eurodollar Rate or a Base Rate plus an applicable margin. Rates of the applicable margin for borrowing under the First Lien Credit Agreement will alter depending on our leverage ratio, according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At December 31, 2019 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 2.01% and 4.75%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.50% and 2.50%, respectively.

Payments. The First Lien Credit Agreement provides for quarterly payments of principal under the First Lien Term Loans in the amount of approximately $9.7 million.

Maturity Date. The maturity date for the First Lien Term Loans shall be on the earliest to occur of (i) July 1, 2023, and (ii) the date on which all First Lien Term Loans shall become due and payable in full under the First Lien Credit Agreement, whether by acceleration or otherwise.

Additional Borrowing. Under the First Lien Credit Agreement, we can elect to request (i) an increase to the existing Barclays Revolving Credit Facility and/or (ii) issue additional First Lien Term Loans, provided that the aggregate amount of such increases and additions does not exceed (a) $100.0 million and (b) as long as the First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) would not exceed 4.00:1.00 after giving effect to such incremental facilities, an uncapped amount of incremental facilities, in each case subject to the conditions and limitations set forth in the First Lien Credit Agreement. Each lender approached to provide all or a portion of any incremental facility may elect or decline, in its sole discretion, to provide an incremental commitment or loan.
Barclays Revolving Credit Facility:

Interest: Revolving loans borrowed under the Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate plus an applicable margin. Rates of the applicable margin for borrowing under the Revolving Credit Facility also change depending on our leverage ratio and are the same rates as noted in the schedule above for First Lien Term Loans. As of December 31, 2019, the effective interest rate payable on revolving loans was 7.25%.

Letters of Credit: For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin of Adjusted Eurodollar Rate, currently 3.50% , and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Revolving Credit Facility.

Maturity Date: The Revolving Credit Facility will terminate on the earliest to occur of (i) July 1, 2023, (ii) the date we voluntarily agree to permanently reduce the Revolving Credit Facility to zero pursuant to section 2.13(b) of the First Lien Credit Agreement, and (iii) the date the Revolving Credit Facility is terminated due to specific events of default pursuant to section 8.01 of the First Lien Credit Agreement.

The following relates to our SunTrust financing activities:

Amended and Restated Revolving Credit and Term Loan Agreement

On August 31, 2018, our subsidiary, NJIN, entered into the Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "SunTrust Restated Credit Agreement") as borrower with SunTrust Bank and other financial institutions as lenders and to provide NJIN aggregate credit facilities of $90.0 million as categorized below:

SunTrust Term Loan: Pursuant to the SunTrust Restated Credit Agreement, the lenders thereunder made a term loan to NJIN in the amount of $60.0 million. The SunTrust Term Loan is repayable in scheduled quarterly amounts (as described below) and has a maturity date of the earlier of (i) August 31, 2023 and (ii) the date on which the principal amount of the SunTrust Term Loan has been declared or automatically has become due and payable (whether by acceleration or otherwise).

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

Interest: Interest rates and fees of the applicable margin for borrowing under the SunTrust Restated Credit Agreement adjust depending on our leverage ratio, according to the following table:

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

The loans and other obligations outstanding under the SunTrust Restated Credit Agreement currently bear applicable margin and fees based on Pricing Level III described above.The loans outstanding under the SunTrust Restated Credit Agreement currently bear interest based on a three month Eurodollar election, plus the applicable margin.

Payments: The scheduled amortization of the SunTrust Term Loan began December 31, 2018 with quarterly payments of $750,000, representing annual amortization equal to 5.0% of the original principal amount of the SunTrust Term Loan. At scheduled intervals, the quarterly amortization increases by $375,000, with the remaining balance to be paid at maturity.

NOTE 9 – LEASES
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

The components of lease expense were as follows:

Twelve months ended
(In thousands)	December 31, 2019

Operating lease cost	$95,348

Finance lease cost:
Depreciation of leased equipment	$3,135
Interest on lease liabilities	395
Total finance lease cost	$3,530

Supplemental cash flow information related to leases was as follows:

Twelve months ended
(In thousands)	December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$95,922
Operating cash flows from financing leases	395
Financing cash flows from financing leases	5,939
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases(1)	482,399
Financing leases	14,105

(1) Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 3, Recent Account Standards, for further information.

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)
December 31, 2019

Operating Leases
Operating lease right-of-use assets	$445,477
Current portion of operating lease liability	61,206
Operating lease liabilities	420,922
Total operating lease liabilities	$482,128

Finance Leases
Equipment at cost	$14,105
Accumulated depreciation	(3,135)
Equipment, net	$10,970
Current portion of finance lease	$3,283
Finance lease liabilities	3,264
Total finance lease liabilities	$6,547

Weighted Average Remaining Lease Term
Operating leases - years	8.8
Finance leases - years	3.3

Weighted Average Discount Rate
Operating leases	6.4%
Finance leases	4.4%

Maturities of lease liabilities were as follows:

(In thousands)
	Operating	Financing
Year Ending December 31,	Leases	Leases
2020	$89,881	$3,492
2021	88,848	2,624
2022	80,932	702
2023	69,916	11
2024	54,517	10
Thereafter	262,027	—
Total Lease Payments	646,121	6,839
Less imputed interest	(163,993)	(292)
Total	$482,128	$6,547

As of December 31, 2019, we have additional operating leases for facilities and medical equipment that have not yet commenced of approximately $16.4 million. These operating leases will commence in 2020 with lease terms of 1 to 16 years.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of operating lease liabilities were as follows as of December 31, 2018 (in thousands):

	Facilities	Equipment	Total
2019	$75,588	$14,924	$90,512
2020	66,116	14,385	80,501
2021	57,826	12,966	70,792
2022	48,542	10,264	58,806
2023	38,800	7,095	45,895
Thereafter	160,327	5,144	165,471
	$447,199	$64,778	$511,977

NOTE 10 – INCOME TAXES

For the years ended December 31, 2019, 2018 and 2017, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2019	2018	2017
Federal current tax	$(161)	$(765)	$871
State current tax	7,715	7,263	4,906
Other current tax	22	20	23
Federal deferred tax	3,396	(2,020)	21,389
State deferred tax	(4,743)	(4,104)	(2,879)

Income tax expense	$6,229	$394	$24,310

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	Years Ended December 31,
	2019		2018		2017
Federal tax	$6,231	21.00%	$8,256	21.00%	$8,971	34.00%
State franchise tax, net of federal benefit	3,891	13.12%	1,332	3.39%	1,799	6.82%
Other Non deductible expenses	674	2.27%	471	1.20%	91	0.35%
Noncontrolling interests in partnerships	(1,824)	(6.15)%	(1,237)	(3.15)%	(687)	(2.61)%
Changes in valuation allowance	(462)	(1.56)%	1,760	4.48%	(1,045)	(3.96)%
Tax Cuts and Jobs Act	—	—%	—	—%	13,527	51.27%
Gain on change in control	—	—%	(8,303)	(21.12)%	—	—%
Deferred true-ups and other	(761)	(2.56)%	(4,254)	(10.82)%	(194)	(0.74)%
Other reconciling items	(1,520)	(5.12)%	2,369	6.02%	1,848	7.00%

Income tax expense	$6,229	21.00%	$394	1.00%	$24,310	92.13%

Pursuant to the federal tax legislation that was enacted on December 22, 2017 ("Tax Act"), the Company re-measured its existing deferred tax assets and liabilities based on 21%, the current rate at which they are expected to reverse in the future. In 2017, the Company recorded provisional amounts for certain enactment-date efforts of the Act by applying the guidance in SAB 118 because it had not yet completed our enactment-date effects of the Act. The Company has completed analysis of Tax Act's income tax effects. In total, the Company recorded a non-cash charge of 13.6 million, which is included as a component of income tax expense from continuing operations in 2017. Upon further analysis of certain aspects of the Tax Act and refinement of the calculations during the 12 months ended December 31, 2018, the Company found an immaterial adjustment was necessary.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2019	2018
Net operating losses	$34,490	$46,875
Accrued expenses	4,280	3,421
Operating lease liability	126,546	—
Straight-Line rent adjustment	—	9,811
Unfavorable contract liability	—	1,354
Equity compensation	1,374	1,065
Allowance for doubtful accounts	27,220	14,850
Other	4,616	2,815
Valuation allowance	(5,348)	(5,810)
Total Deferred Tax Assets	$193,178	$74,381
Deferred tax liabilities:
Property and equipment	(6,450)	(6,194)
Goodwill	(24,637)	(19,780)
Intangibles	(6,669)	(8,110)
Operating lease right-of-use asset	(115,364)	—
Non accrual experience method reserve	—	(1,446)
Other	(5,510)	(7,345)
Total Deferred Tax Liabilities	$(158,630)	$(42,875)

Net Deferred Tax Asset	$34,548	$31,506

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $136.2 million, which comprise of definite and indefinite net operating losses. We had federal net operating loss carryforwards of approximately $124.7 million, which expire at various intervals from the years 2023 to 2037, and had carryforwards of $11.5 million of net operating losses generated in 2018, which do not expire. Federal net operating losses generated following December 31, 2017 carryover indefinitely and may generally be used to offset up to 80% of future taxable net income. The Company also had state net operating loss carryforwards of approximately $98.6 million, which expire at various intervals from the years 2020 through 2039. As of December 31, 2019, $24.6 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. and the 2019 acquisition of Nulogix Health, Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2019, we have determined that deferred tax assets of $193.2 million are more likely-than-not to be realized. We have also taken into consideration deferred tax liabilities of $24.6 million are related to book basis in goodwill that has an indefinite life.

We file consolidated income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015. We do not anticipate the results of any open examinations would result in a material change to its financial position.

At December 31, 2019, the Company has unrecognized tax benefits of $4.3 million of which $3.5 million will affect the effective tax rate if recognized.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended are as follows (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$4,629	$3,615	$3,861
Increases related to prior year tax positions	(34)	896	1
Increases related to current year tax positions	119	111	—
Expiration of the statute of limitations for the assessment of taxes	(393)	—	—
Increase (decrease) related to change in rate	(1)	7	(247)
Balance at end of year	$4,320	$4,629	$3,615

We believe it is reasonably possible it will not materially reduce its unrecognized tax benefits within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2019 the Company accrued approximately $30,000 of interest and penalties. As of December 31, 2019, accrued interest and penalties amounted to approximately $300,000.

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

As of December 31, 2019, we had outstanding options to acquire 478,951 shares of our common stock, of which options to acquire 148,456 shares were exercisable. The following summarizes all of our option transactions for the twelve months ended December 31, 2019:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life(in years)	Aggregate Intrinsic Value
Balance, December 31, 2018	513,282	$7.44
Granted	89,200	10.93
Exercised	(12,500)	6.00
Canceled, forfeited or expired	(111,031)	0.79
Balance, December 31, 2019	478,951	8.21	7.33	$5,790,763
Exercisable at December 31, 2019	148,456	7.29	6.42	1,931,633

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2019 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2019. As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested employee awards was $710,861 which is expected to be recognized over a weighted average period of approximately 1.8 years.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of December 31, 2019, we have issued a total of 6,118,276 RSA’s of which 387,934 were unvested at December 31, 2019 . The following summarizes all unvested RSA’s activities during the twelve months ended December 31, 2019:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2018	277,504		$9.77
Changes during the period
Granted	636,656		$11.78
Vested	(524,726)		$11.03
Forfeited	(1,500)		$12.76
RSA's unvested at December 31, 2019	387,934	1.13	$11.61

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the twelve months ended December 31, 2019 we issued 66,600 shares relating to these awards, amounting to $1.0 million of compensation expense.

Plan summary

In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at December 31, 2019, we had issued 14,875,694 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 3,281,040 and 61,703 shares, respectively, there remain 2,467,049 shares available under the Restated Plan for future issuance.

NOTE 12 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2019 and 2018. This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except per share data).

	2019 Quarter Ended				2018 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Statement of Operations Data:
Net revenue	$271,549	$289,097	$292,692	$300,840	$231,392	$244,395	$242,148	$257,211
Total operating expenses	264,279	267,113	275,842	277,571	232,280	228,525	225,700	257,755
Total other expenses	12,295	13,668	11,897	10,194	10,040	10,646	10,670	(27,620)
Equity in earnings of joint ventures	(1,873)	(2,244)	(1,955)	(2,278)	(2,977)	(3,748)	(2,822)	(1,830)
Benefit from (provision for) income taxes	1,230	(2,969)	(1,816)	(2,673)	2,497	(2,505)	(2,827)	2,441
Net (loss) income	(1,922)	7,591	5,092	12,680	(5,454)	6,467	5,773	31,347
Net income (loss) attributable to noncontrolling interests	1,811	2,692	1,897	2,283	1,884	1,061	734	2,211
Net (loss) income attributable to Radnet, Inc. common stockholders	$(3,733)	$4,899	$3,195	$10,397	$(7,338)	$5,406	$5,039	$29,136
Basic net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.08)	$0.10	$0.06	$0.21	$(0.15)	$0.11	$0.10	$0.60
Diluted net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.08)	$0.10	$0.06	$0.21	$(0.15)	$0.11	$0.10	$0.59
Weighted average shares outstanding
Basic	49,554	49,703	49,807	49,905	47,823	47,969	48,011	48,633
Diluted	49,554	50,145	50,360	50,634	47,823	48,526	48,615	49,259

NOTE 13 – RELATED PARTY TRANSACTIONS
As stated in Note 2, Summary of Significant Accounting Policies, we have an equity investment in WhiteRabbit.ai Inc.. In addition to our equity investment, we have a loan of $2.5 million to the company outstanding at December 31, 2019.

NOTE 14 – SUBSEQUENT EVENTS

On March 11, 2020, we announced a definitive agreement to acquire DeepHealth, Inc. ("DeepHealth"). DeepHealth is developing solutions in machine learning and artificial intelligence to assist radiologists in interpreting images and improving patient care. The close is planned for April 1, 2020 and we will issue approximately 1.0 million RadNet common stock shares to complete the acquisition.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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
Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report, which is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RadNet, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 16, 2020 expressed an unqualified opinion thereon.
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
March 16, 2020

-

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 5, 2020).

4.1	Description of Securities (incorporated by reference the Description of Common Stock contained in the registration statement on Form S-3ASR filed on December 26, 2019)

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

10.6
Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement, dated as of August 22, 2017 by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to exhibit filed with Form 8-K on August 23, 2017)

10.7
Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement dated as of April 18, 2019 by and among Radnet Management, Inc., RadNet, Inc., certain affiliates and subsidiaries of Radnet Management, Inc., and Barclays Bank Plc (incorporated by reference to exhibit filed with Form 8-K on April 19, 2019)

10.8
Amendment No. 7 to Credit and Guaranty Agreement dated as of April 18, 2019 by and among Radnet Management, Inc., RadNet, Inc., certain affiliates and subsidiaries of Radnet Management, Inc. and Barclays Bank Plc (incorporated by reference to exhibit filed with Form 8-K on April 19, 2019)

10.9	RadNet, Inc. 2006 Equity Incentive Plan (Amended and Restated as of March 9, 2017) (incorporated by reference to exhibit filed with Form 8-K on June 13, 2017).

10.10	Form of Incentive Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.11	Form of Nonstatutory Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.12	Form of Restricted Stock Award for Officers under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.13	Form of Restricted Stock Award for Non-Employee Directors under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.14
Form of Restricted Stock Unit Agreement (deferred settlement) for Officers under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.15
Form of Restricted Stock Unit Agreement (deferred settlement) for Non-Employee Directors under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.16	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.17	Nonqualified Deferred Compensation Plan, effective as of May 5, 2016 (incorporated by reference to exhibit filed with Form 8-K on May 9, 2016).

10.18	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.19	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.20	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.21	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.22	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.23	Second Amendment to Employment Agreement dated November 16, 2015 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.24	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.25	First Amendment to Employment Agreement dated November 16, 2015 with Mark Stolper (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.26	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.27	First Amendment to Retention Agreement dated November 16, 2015 with Stephen Forthuber (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.28	Employment Agreement dated as of January 1, 2009 Stephen M. Forthuber (incorporated by reference to exhibit filed with Form 10-Q on May 10, 2017).*

10.29
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

10.30
Revolving Credit and Term Loan Agreement dated September 30, 2015 among New Jersey Imaging Network, LLC, the various lenders identified therein, and SunTrust Bank as administrative agent, issuing bank and swingline lender (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2018)

10.31
Amended and Restated Revolving Credit and Term Loan Agreement dated  August 31, 2018 among New Jersey Imaging Network, LLC, the various lenders identified therein, and SunTrust Bank as administrative agent, issuing bank and swingline lender (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2018)

10.32	Employment Agreement dated as of March 2, 2020 with David J. Katz (incorporated by reference to exhibit 10.1 of the Form 8K/A filed on March 4, 2020).*

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan.

Item 16.  10-K Summary

None
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: March 16, 2020	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 16, 2020

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 16, 2020

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 16, 2020

By	/s/ RUTH VILLIGER-WILSON
Ruth Villiger-Wilson, Director

Date: March 16, 2020

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 16, 2020

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 16, 2020

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 16, 2020

By	/s/ MARK D. STOLPER
Mark D. Stolper,Chief Financial Officer (Principal Accounting Officer)

Date: March 16, 2020