Form 10-Q
period 2020-03-31
RadNet, Inc.
filed 2020-05-11
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
The number of shares of the registrant’s common stock outstanding on May 7, 2020 was 50,399,675 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94,282	$40,165
Accounts receivable	144,259	154,763
Due from affiliates	1,218	1,242
Prepaid expenses and other current assets	40,440	45,004
Total current assets	280,199	241,174
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	376,431	367,795
Operating lease right-of-use assets	435,382	445,477
Total property, equipment and right-of-use assets	811,813	813,272
OTHER ASSETS
Goodwill	444,407	441,973
Other intangible assets	43,286	42,994
Deferred financing costs	1,448	1,559
Investment in joint ventures	36,425	34,470
Deferred tax assets, net of current portion	45,961	34,548
Deposits and other	35,853	36,996
Total assets	$1,699,392	$1,646,986
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$199,178	$207,585
Due to affiliates	16,508	14,347
Deferred revenue	1,344	1,316
Current finance lease liability	3,292	3,283
Current operating lease liability	68,054	61,206
Current portion of notes payable	39,615	39,691
Total current liabilities	327,991	327,428
LONG-TERM LIABILITIES
Long-term finance lease liability	2,475	3,264
Long-term operating lease liability	403,893	420,922
Notes payable, net of current portion	722,850	652,704
Other non-current liabilities	34,994	9,529
Total liabilities	1,492,203	1,413,847
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 50,694,375 and 50,314,328 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in-capital	269,461	262,865
Accumulated other comprehensive (loss) income	(26,574)	(8,026)
Accumulated deficit	(119,517)	(103,159)
Total RadNet, Inc.'s stockholders' equity	123,375	151,685
Noncontrolling interests	83,814	81,454
Total equity	207,189	233,139
Total liabilities and equity	$1,699,392	$1,646,986

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE
Service fee revenue	$248,333	$242,672
Revenue under capitation arrangements	33,231	28,877
Total revenue	281,564	271,549
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	267,417	243,057
Depreciation and amortization	21,934	19,620
Loss on sale and disposal of equipment and other	771	971
Severance costs	218	631
Total operating expenses	290,340	264,279
(LOSS) INCOME FROM OPERATIONS	(8,776)	7,270

OTHER INCOME AND EXPENSES
Interest expense	11,552	12,295
Equity in earnings of joint ventures	(1,955)	(1,873)
Other expenses	6	—
Total other expenses	9,603	10,422
LOSS BEFORE INCOME TAXES	(18,379)	(3,152)
Benefit from income taxes	4,381	1,230
NET LOSS	(13,998)	(1,922)
Net income attributable to noncontrolling interests	2,360	1,811
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(16,358)	$(3,733)

BASIC NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.33)	$(0.08)

DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.33)	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	50,294,329	49,553,694
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2020	2019
NET LOSS	$(13,998)	$(1,922)
Foreign currency translation adjustments	1	(8)
Change in fair value of cash flow hedge, net of taxes	(18,549)	(1,196)
COMPREHENSIVE LOSS	(32,546)	(3,126)
Less comprehensive income attributable to noncontrolling interests	2,360	1,811
COMPREHENSIVE LOSS ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$(34,906)	$(4,937)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended March 31, 2020 and March 31, 2019.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2020	50,314,328	$5	$262,865	$(8,026)	$(103,159)	$151,685	$81,454	$233,139

Issuance of common stock under the equity compensation plan	380,047	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,596	—	—	6,596	—	6,596
Change in cumulative foreign currency translation adjustment	—	—	—	1	—	1	—	1
Change in fair value cash flow hedge, net of taxes	—	—	—	(18,549)	—	(18,549)	—	(18,549)
Net loss	—	—	—	—	(16,358)	(16,358)	2,360	(13,998)
BALANCE-MARCH 31, 2020	50,694,375	$5	$269,461	$(26,574)	$(119,517)	$123,375	$83,814	$207,189

BALANCE - January 1, 2019	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253
Issuance of common stock upon exercise of options	10,000	—	50	—	—	50	—	50
Issuance of common stock under the equity compensation plan	653,786	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,514	—	—	4,514	—	4,514
Issuance of common stock for purchase of membership interest in HVRA	440,207	—	6,000	—	—	6,000	—	6,000
Sale of noncontrolling interests, net of taxes	—	—	3,089	—	—	3,089	2,008	5,097
Distributions paid to noncontrolling interests	—	—	—	—	—	—	750	750
Change in cumulative foreign currency translation adjustment	—	—	—	(8)	—	(8)	—	(8)
Change in fair value cash flow hedge, net of taxes	—	—	—	(1,196)	—	(1,196)	—	(1,196)
Net loss	—	—	—	—	(3,733)	(3,733)	1,811	(1,922)
BALANCE-MARCH 31, 2019	50,081,478	$5	$256,488	$1,055	$(121,648)	$135,900	$77,638	$213,538

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,998)	$(1,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,934	19,620
Amortization of operating lease right-of-use assets	17,259	16,000
Equity in earnings of joint ventures	(1,955)	(1,873)
Amortization of deferred financing costs and loan discount	1,081	975
Loss on sale and disposal of equipment and other	771	971
Stock-based compensation	6,622	4,538
Other noncash items included in cost of operations	—	(560)
Change in fair value of contingent consideration	—	(640)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	10,504	(9,486)
Other current assets	5,164	(1,184)
Other assets	677	1,254
Deferred taxes	(11,413)	(1,481)
Operating lease liability	(17,345)	(15,863)
Deferred revenue	28	(440)
Accounts payable, accrued expenses and other	21,584	16,989
Net cash provided by operating activities	40,913	26,900
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(4,300)	(3,000)
Equity investments at fair value	—	(143)
Purchase of property and equipment	(51,538)	(32,940)
Proceeds from sale of equipment	779	756
Proceeds from the sale of equity interests in a joint venture	—	132
Net cash used in investing activities	(55,059)	(35,195)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(914)	(1,713)
Payments on term loan debt	(10,824)	(9,020)
Proceeds from sale of noncontrolling interest	—	5,275
Contribution from noncontrolling partner	—	750
Proceeds from revolving credit facility	215,900	144,900
Payments on revolving credit facility	(135,900)	(131,900)
Proceeds from issuance of common stock upon exercise of options	—	50
Net cash provided by financing activities	68,262	8,342
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	(8)
NET INCREASE IN CASH AND CASH EQUIVALENTS	54,117	39
CASH AND CASH EQUIVALENTS, beginning of period	40,165	10,389
CASH AND CASH EQUIVALENTS, end of period	$94,282	$10,428

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$9,934	$10,296
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $30.8 million and $32.6 million during the three months ended March 31, 2020 and 2019, respectively, which were not paid for as of March 31, 2020 and 2019, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
We transferred approximately $4.3 million in net assets to our new joint venture, Ventura County Imaging Group, LLC in March 2019.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services with operations in six US states. At March 31, 2020, we operated directly or indirectly through joint ventures with hospitals, 335 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our imaging services, we have certain other software subsidiaries which design and sell computerized systems for the imaging industry and internally develop Artificial Intelligence, and Imaging On Call LLC, which provides teleradiology services. Our operations comprise a single segment for financial reporting purposes.

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

The Group on a combined basis recognized $39.6 million and $37.4 million of revenue, net of management services fees to RadNet, for the three months ended March 31, 2020 and 2019, respectively and $39.6 million and $37.4 million of operating expenses for the three months ended March 31, 2020 and 2019, respectively. RadNet recognized $147.9 million and $142.3 million of total billed net service fee revenue for the three months ended March 31, 2020, and 2019, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, we have included approximately $96.2 million and $100.3 million, respectively, of accounts receivable and approximately $12.9 million and $7.0 million of accounts payable and accrued liabilities related to the Group, respectively.

The creditors of the Group do not have recourse to our general credit and there are no other arrangements that could expose us to losses on their behalf. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender, LLC is dependent on the Company to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2020 and 2019 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2019.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
During the period covered in this report, there have been no material changes to the significant accounting policies we use and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2019. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2019.
REVENUES - Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period when our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payors. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
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

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.
We typically experience some seasonality to our revenue stream. During the first quarter of each year we generally experience the lowest volumes of procedures and the lowest level of revenue for any quarter during the year. It is common for inclement weather to result in patient appointment cancellations and, in some cases, imaging center closures. Second, in recent years, we have observed greater participation in high deductible health plans by patients.  As these high deductibles reset in January for most of these patients, we have observed that patients utilize medical services less during the first quarter, when securing medical care will result in significant out-of-pocket expenditures.
Our total revenues during the three months ended March 31, 2020 and 2019 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2020	2019
Commercial insurance	$155,461	$151,678
Medicare	57,749	54,199
Medicaid	6,628	7,120
Workers' compensation/personal injury	10,274	11,027
Other patient revenue	5,662	5,835
Management fee revenue	2,567	2,117
Teleradiology and Software revenue	3,770	4,386
Other	6,222	6,310
Service fee revenue	248,333	242,672
Revenue under capitation arrangements	33,231	28,877
Total revenue	$281,564	$271,549

RECLASSIFICATION – We have reclassified certain amounts within property and equipment and goodwill to conform to our 2020 presentation.
ACCOUNTS RECEIVABLE - Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. In regards to the credit loss standard, our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the CECL model.

In 2018 and 2019 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At March 31, 2020 we have $22.7 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital. To employ the CECL model for the notes receivable, we assess the party's ability to pay by reviewing their financial statements annually and reassessing any insolvency risk on a semi-annual basis. If a failure to pay occurs, we estimate an expected credit loss after three quarters of late payments based on the remittance schedule of the note. In the event of a significant past due balance, as the sold receivables were already revalued and recorded at net realizable value, we can mitigate the expected credit loss by offsetting any collections from the underlying factored receivables and not remitting that to the counter party.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.4 million and $1.6 million, as of March 31, 2020 and December 31, 2019, respectively and related to our line of credit. In conjunction with our Sixth and Seventh Amendments to our First Lien Credit Agreement (as defined below), a net addition of approximately $0.7 million was added to deferred financing costs. See Note 6, Credit Facilities and Notes Payable for more information.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at March 31, 2020 totaled $444.4 million. Indefinite lived intangible assets at March 31, 2020 were $11.3 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2019, noting no impairment. In addition to the annual impairment test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding the novel strain of coronavirus ("COVID-19") pandemic and did not identify an indication of goodwill impairment being more likely than not through March 31, 2020. Activity in goodwill for the three months ended March 31, 2020 is provided below (in thousands):

Balance as of December 31, 2019	$441,973
Goodwill acquired through the acquisition of Olney Open MRI, LLC	601
Goodwill acquired through the acquisition of MRI at Woodbridge, LLC	1,833
Balance as of March 31, 2020	$444,407

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
We recorded an income tax benefit of $4.4 million, or an effective tax rate of 23.8%, for the three months ended March 31, 2020 compared to an income tax benefit of $1.2 million , or an effective tax rate of 39.0% for the three months ended March 31, 2019. The income tax rates for the three months ended March 31, 2020 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets in 2020. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order. See Note 5, Leases, for more information.
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
COMPREHENSIVE LOSS - ASC 220 establishes rules for reporting and displaying comprehensive loss or income and its components. Our unrealized gains or losses on foreign currency translation adjustments, interest rate cap and swap agreements are included in comprehensive loss and are included in the consolidated statements of comprehensive loss for the three months ended March 31, 2020 and 2019.
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
At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2016 Caps at March 31, 2020.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2016 Caps is as follows (amounts in thousands):

For the three months ended March 31, 2020
Account	January 1, 2020 Balance	Amount of comprehensive gain recognized on derivative net of taxes	March 31, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	(1,877)	280	(1,597)	Liabilities and Equity

For the twelve months ended December 31, 2019
Account	January 1, 2019 Balance	Amount of comprehensive gain recognized on derivative net of taxes	December 31, 2019 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	2,506	(4,383)	(1,877)	Liabilities and Equity

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
At inception, we designated our 2019 swaps as cash flow hedges of floating-rate borrowings. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity.  See Fair Value Measurements section below for the fair value of the 2019 swaps at March 31, 2020.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 swaps is as follows (amounts in thousands):

For the three months ended March 31, 2020
Account	January 1, 2020 Balance	Amount of comprehensive loss recognized on derivative net of taxes	March 31, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(5,870)	$(18,829)	$(24,699)	Liabilities and Equity

For the twelve months ended December 31, 2019
Account	January 1, 2019 Balance	Amount of comprehensive loss recognized on derivative net of taxes	December 31, 2019 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$—	$(5,870)	$(5,870)	Liabilities and Equity

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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 caps - Interest Rate Contracts	$—	$727	$—	$727
2019 swaps - Interest Rate Contracts	$—	$34,937	$—	$34,937

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 caps - Interest Rate Contracts	$—	$1,081	$—	$1,081
2019 swaps - Interest Rate Contracts	$—	$9,477	$—	$9,477

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
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$595,656	$—	$595,656	$694,875

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$708,948	$—	$708,948	$705,699

As of March 31, 2020 our Barclays revolving credit facility had an $80.0 million balance outstanding while at December 31, 2019, our Barclays revolving credit facility had no aggregate principal amount outstanding. Our SunTrust revolving credit facility relating to our consolidated subsidiary NJIN, had no principal amount outstanding at March 31, 2020 and at December 31, 2019.
The estimated fair value of our long-term debt, which is discussed in Note 6, was determined using Level 2 inputs primarily related to comparable market prices.

We consider the carrying amounts of cash and cash equivalents, receivables, other current assets, current liabilities and other notes payables to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. Additionally, we consider the carrying amount of our finance lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net loss attributable to RadNet, Inc.'s common stockholders	$(16,358)	$(3,733)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	50,294,329	49,553,694
Basic and diluted net loss per share attributable to RadNet, Inc.'s common stockholders	$(0.33)	$(0.08)

EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment.
As of March 31, 2020, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
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
In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was identified as of March 31, 2020.
Turner Imaging:
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that converted to additional 80,000 shares December 21, 2019. No impairment in our investment was identified as of March 31, 2020.

WhiteRabbit.ai Inc:

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations, the principal of which is due November 2022.

To leverage their artificial intelligence expertise, we entered into a software subscription service contract to assist our radiology work flow and advanced them $4.0 million for future software subscription fees that is recorded as a prepaid expense in Prepaid and Other Current assets in our consolidated balance sheets.
INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2020.

Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2020 (in thousands):

Balance as of December 31, 2019	$34,470
Equity in earnings in these joint ventures	1,955
Balance as of March 31, 2020	$36,425

We charged management service fees from the centers underlying these joint ventures of approximately $2.6 million and $2.1 million for the quarters ended March 31, 2020 and 2019, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.
The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2020 and December 31, 2019 and income statement data for the three months ended March 31, 2020 and 2019 (in thousands):

Balance Sheet Data:	March 31, 2020	December 31, 2019
Current assets	$28,618	$27,427
Noncurrent assets	69,819	61,037
Current liabilities	(9,829)	(9,217)
Noncurrent liabilities	(23,988)	(18,872)
Total net assets	$64,620	$60,375

Book value of RadNet joint venture interests	$29,985	$28,001
Cost in excess of book value of acquired joint venture interests and other	6,440	6,469
Total value of Radnet joint venture interests	$36,425	$34,470

Total book value of other joint venture partner interests	$34,635	$32,374

Income statement data for the three months ended March 31,	2020	2019
Net revenue	$26,341	$27,254
Net income	$4,245	$3,952

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS

Accounting standards adopted

In June 2016, the FASB issued ASU No. 2016-13 ("ASU 2016-13), Financial Instruments - Credit Losses. ASU 2016-13 replaces the incurred loss methodology previously utilized for valuing financial instruments with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. We prospectively adopted the standard on January 1, 2020 and the adoption did not have a material impact to the condensed consolidated financial statements, resulting in no adjustments to our prior year earnings. See the Accounts Receivable section to Note 2 for further information on our allowances for credit losses.

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective in the first quarter of 2020 with early adoption permitted and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard resulted in an insignificant amount of additional assets recorded on our condensed consolidated balance sheet.

In March 2020, the FASB issued ASU 2020-03 ("ASU 2020-03"), Codification Improvements to Financial Instruments. The amendments in this update represent changes to clarify or improve the codification and correct unintended application. ASU 2020-03 was effective immediately upon issuance and its adoption did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13 ("ASU 2018-13"), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements. This standard removes, modifies and adds certain disclosures related to recurring and nonrecurring fair value measurements. We adopted ASC 2018-13 effective January 1, 2020 and it had no effect on our disclosures.

Accounting standards not yet adopted

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

In January 2020, the FASB issued ASU 2020-01 ("ASU 2020-01"), Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In March 2020, the FASB issued ASU 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the potential impact of ASU 2020-04 on our financial statements.

NOTE 4 – FACILITY ACQUISITIONS
Acquisitions:

On March 2, 2020 our consolidated subsidiary New Jersey Imaging Networks ("NJIN") completed the acquisition of certain assets of MRI at Woodbridge, LLC consisting of a single multi-modality imaging center located in Avenel, New Jersey for cash consideration of $2.6 million. NJIN made a fair value determination of the acquired assets and assumed liabilities and approximately $0.5 million in property and equipment, $1.1 million in right-of-use assets, $0.3 million in intangible assets, $1.1 million in operating lease liabilities, $0.1 million in finance lease liabilities, and $1.8 million in goodwill were recorded.

On January 2, 2020 we completed our acquisition of certain assets of Olney Open MRI, LLC, consisting of a single multi-modality imaging center located in Columbia, Maryland for cash consideration of $1.8 million. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $0.8 million in property and equipment, $1.3 million in right-of-use assets, $0.3 million in intangible assets, $1.3 million in operating lease liabilities and $0.6 million in goodwill were recorded.

NOTE 5 - LEASES
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

The components of lease expense were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019

Operating lease cost	$25,040	$22,792

Finance lease cost:
Depreciation of leased equipment	$780	$783
Interest on lease liabilities	66	123
Total finance lease cost	$846	$905

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,660	$22,921
Operating cash flows from financing leases	66	123
Financing cash flows from financing leases	839	1,522
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases(1)	10,050	412,695
Financing leases	4	14,056

(1) Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2, Significant Accounting Policies for further information.

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)
	March 31, 2020	December 31, 2019

Operating Leases
Operating lease right-of-use assets	$435,382	$445,477
Current portion of operating lease liability	$68,054	$61,206
Operating lease liabilities	403,893	420,922
Total operating lease liabilities	$471,947	$482,128

Finance Leases
Property and Equipment, at cost	$13,963	$14,105
Accumulated depreciation	(3,877)	(3,135)
Equipment, net	$10,086	$10,970
Current portion of finance lease	$3,292	$3,283
Finance lease liabilities	2,475	3,264
Total finance lease liabilities	$5,767	$6,547

Weighted Average Remaining Lease Term
Operating leases - years	8.7	8.8
Finance leases - years	3.1	3.3

Weighted Average Discount Rate
Operating leases	6.4%	6.4%
Finance leases	4.4%	4.4%

Maturities of lease liabilities were as follows:

(In thousands)
	Operating	Financing
Year Ending December 31,	Leases	Leases
2020 (excluding the three months ended March 31, 2020)	$66,261	$2,609
2021	90,140	2,650
2022	81,744	715
2023	70,759	11
2024	55,366	11
Thereafter	265,744	—
Total Lease Payments	630,014	5,996
Less imputed interest	(158,067)	(229)
Total	$471,947	$5,767

As of March 31, 2020, we have an additional operating lease for a medical facility that has not yet commenced of approximately $2.0 million, which will commence in 2025 with a lease term of 5 years.

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE
As of March 31, 2020 and December 31, 2019 our debt obligations consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$640,125	$649,824
Discounts on First Lien Term Loans	(12,609)	(13,579)
Term Loan Agreement collateralized by NJIN's tangible and intangible assets	54,750	55,875
Revolving Credit Facilities	80,000	—
Equipment notes payable at interest rates ranging from 4.4% to 5.6%, due through 2020, collateralized by medical equipment	199	275
Total debt obligations	762,465	692,395
Less: current portion	(39,615)	(39,691)
Long term portion debt obligations	$722,850	$652,704

Senior Secured Credit Facilities
At March 31, 2020, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At March 31, 2020, our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement (as described below).
As of March 31, 2020, we were in compliance with all covenants under our credit facilities. Deferred financing costs at March 31, 2020, net of accumulated amortization, was $1.4 million and is specifically related to our Barclays Revolving Credit Facility.
Included in our condensed consolidated balance sheets at March 31, 2020 are $640.1 million of First Lien Term Loans and $54.8 million of SunTrust Term Loan debt for a combined total of $694.9 million of total term loan debt (exclusive of unamortized discounts of $12.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$640,125	$(12,609)	$627,516
SunTrust Term Loan	54,750	—	54,750
Total Term Loans	$694,875	$(12,609)	$682,266

We had an $80.0 million balance under our $137.5 million Barclays Revolving Credit Facility at March 31, 2020 and have reserved an additional $6.7 million for certain letters of credit. The remaining $50.8 million of our Barclays Revolving Credit Facility was available to draw upon as of March 31, 2020. We had no balance under our $30.0 million SunTrust Revolving Credit Facility related to our consolidated subsidiary NJIN at March 31, 2020.

The following relates to our Barclays financing activities:

2019 Amendments to the First Lien Credit Agreement:

On April 18, 2019 we entered into the following two new amendments to the First Lien Credit Agreement: (i) Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement dated as of April 18, 2019 (the “Sixth Amendment”); and (ii) Amendment No. 7 to Credit and Guaranty Agreement dated as of April 18, 2019 (the “Seventh Amendment”). The Sixth Amendment amended the First Lien Credit Agreement to issue $100.0 million in incremental First Lien Term Loans and to add an additional $20.0 million of revolving commitments to the Barclay's Revolving Credit Facility. The Seventh Amendment amends the First Lien Credit Agreement to extend the maturity date of the Barclays Revolving Credit Facility by an additional two years to July 1, 2023, unless sooner terminated in accordance with the terms of the First Lien Credit Agreement. Total issue costs added in relation to the amendments in 2019 amounted to approximately $4.4 million. Of this amount, $2.1 million was identified and capitalized as discount on debt, $0.7 million was capitalized as deferred financing costs, and $1.6 million was expensed. Amounts capitalized will be amortized over the remaining term of the agreement.

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

At March 31, 2020 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.85% and 3.25%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.50% and 2.50%, respectively.

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
Barclays Revolving Credit Facility:

Interest: Revolving loans borrowed under the Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate plus an applicable margin. Rates of the applicable margin for borrowing under the Revolving Credit Facility also change depending on our leverage ratio and are the same rates as noted in the schedule above for First Lien Term Loans. As of March 31, 2020, the effective interest rate payable on revolving loans was 5.75%.

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

The loans and other obligations outstanding under the SunTrust Restated Credit Agreement currently bear applicable margin and fees based on Pricing Level III described above.The loans outstanding under the SunTrust Restated Credit Agreement currently bear interest based on a three month Eurodollar election of 1.95%, plus the applicable margin.

Payments: The scheduled amortization of the SunTrust Term Loan began December 31, 2018 with quarterly payments of $0.8 million, representing annual amortization equal to 5.00% of the original principal amount of the SunTrust Term Loan. At scheduled intervals, the quarterly amortization increases by $0.4 million, with the remaining balance to be paid at maturity.

NOTE 7 – STOCK-BASED COMPENSATION
Stock Incentive Plans
We have one long-term equity incentive plan which we refer to as the 2006 Equity Incentive Plan, which we first amended and restated as of April 20, 2015 and again on March 9, 2017 (the "Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options (incentive and non-qualified), stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan.
Options
Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over 3 to 5 years and expire 5 to 10 years from the date of grant.
As of March 31, 2020, we had outstanding options to acquire 527,899 shares of our common stock, of which options to acquire 298,863 shares were exercisable. The following summarizes all of our option transactions for the three months ended March 31, 2020:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	478,951	$8.21
Granted	48,948	20.43
Balance, March 31, 2020	527,899	9.34	7.00	$1,170,297
Exercisable at March 31, 2020	298,863	7.48	6.24	940,098

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2020 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2020. No options were exercised during the three months ended March 31, 2020. As of March 31, 2020, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.0 million which is expected to be recognized over a weighted average period of approximately 2.05 years.
Restricted Stock Awards
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of March 31, 2020, we have issued a total of 6,497,244 RSA’s of which 314,962 were unvested at March 31, 2020. The following summarizes all unvested RSA’s activities during the three months ended March 31, 2020:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2019	387,934		$11.61
Changes during the period
Granted	378,968		$21.30
Vested	(451,940)		$15.86
RSA's unvested at March 31, 2020	314,962	1.34	$16.00

We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.
Other stock bonus awards
The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the three months ended March 31, 2020 awards totaling 1,078 shares were granted.
Plan summary
In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2020, we had issued 15,304,688 total shares between options, RSA’s and other stock awards. With options canceled and RSA’s forfeited amounting to 3,281,040 and 61,703 shares, respectively, there remain 2,038,055 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS
Acquisitions:
On March 11, 2020, we announced a definitive agreement to acquire DeepHealth, Inc.. We had expected to issue 1.0 million RadNet common stock shares on April 1, 2020 to complete the acquisition. The anticipated closing date, which remains subject to customary closing conditions, has been extended to June 1, 2020.
Payments on credit facilities:
On April 10, 2020, we repaid in full the March 31, 2020 outstanding balance of $80.0 million on our Barclays Revolving Credit Facility. As of May 7, 2020, RadNet had no outstanding borrowings under its revolving credit facility.
Coronavirus Economic Impact Payments:
We received approximately $39.0 million in advanced Medicare payments from the Centers for Medicare and Medicaid Services ("CMS"). These payments are required to be repaid to CMS beginning 120 days after their receipt through the adjudication of Medicare claims for future services over a three month period.

We have received financial stimulus from the U.S. Department of Health & Human Services under the Coronavirus Aid, Relief, and Economic Security (CARES) Act of approximately $14.9 million, and have applied for additional funding under the Act.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC) on March 11, 2020.
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
Forward–looking statements in this current report include, among others, statements we make regarding:

•
the ongoing impact of the COVID-19 pandemic on our business, suppliers, payors, customers, referral sources, partners, patients and employees, including (i) government’s unprecedented action regarding existing and potential restrictions and/or obligations related to citizen and business activity to contain the virus; (ii) the consequences of an economic downturn resulting from the impacts of COVID-19 and the possibility of a global economic recession; (iii) the impact of the volume of canceled or rescheduled procedures, whether as a result of government action or patient choice; (iv) measures we are taking to respond to the COVID-19 pandemic, including changes to business practices; (v) the impact of government and administrative regulation, guidance and appropriations; (vi) changes in our revenues due to declining patient procedure volumes, changes in payor mix; (vii) potential increased expenses or workforce disruptions related to our employees that could lead to unavailability of key personnel; (viii) workforce disruptions related to our key partners, suppliers, vendors and others we do business with; (ix) the impact of return to work orders in certain states in which we operate; and (x) increased credit and collectability risks;

•	our future liquidity and our continuing ability to service and remain in compliance with applicable debt covenants or refinance our current indebtedness; and
•    our expectations concerning the timing and ultimate completion of the DeepHealth, Inc. acquisition.
Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 or supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
These forward-looking statements speak only as of the date when they are made. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2020, we operated directly or indirectly through joint ventures with hospitals, 335 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. In addition to our imaging services, we own and operate a number of technology businesses that are complementary to our imaging business. Our subsidiary eRAD, Inc., develops and sells computerized systems for the diagnostic imaging industry, which provide the technology to distribute, display, store and retrieve digital images. Our subsidiary Imaging On Call LLC, currently provides teleradiology services for remote interpretation of images on behalf of hospitals and hospital–based radiology groups. In 2019, we increased our efforts in Artificial Intelligence (AI) by acquiring the remaining 75% that we did not already own in Nulogix, Inc. and made an investment in Whiterabbit.ai to use AI and other technologies to create new solutions for breast cancer imaging.

The discussion below of our results centers on our performance in the first quarter ending March 31, 2020, as actions taken by federal, state and local governments to slow the spread of the novel strain of the coronavirus ("COVID-19") were just starting to have a downward effect on the American economy. As discussed in our current report on Form 8-K filed on April 3, 2020, the overall impact of COVID-19 on RadNet’s business could be material to our operating results, cash flows and financial position. The magnitude of the impact will ultimately depend on the duration and extent of the COVID-19 pandemic and the impact of federal, state, local and foreign governmental actions and patient behavior in response to the pandemic. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the negative impact on RadNet’s operating results, cash flows and financial position, particularly over the near to medium term.

As a result of a direction of healthcare resources towards the pandemic and shelter in place orders, we began experiencing reduced procedure volumes at the end of the quarter ended March 31, 2020 and continuing after the quarter's end. Our experience has shown that lost imaging slots in one quarter are not made up within that period or in subsequent quarters. We have adjusted our business operations in response to COVID-19, inclusive of concentrating patient traffic to larger imaging centers, negotiating payment terms with vendors and landlords, initiating employee furloughs, compensation reductions, and telecommuting.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Facilities in operation	335	305
Net revenues (millions)	$281.6	$271.5

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
We typically experience some seasonality to our revenue stream. During the first quarter of each year we generally experience the lowest volumes of procedures and the lowest level of revenue for any quarter during the year. It is common for inclement weather to result in patient appointment cancellations and, in some cases, imaging center closures. Second, in recent years, we have observed greater participation in high deductible health plans by patients.  As these high deductibles reset in January for most of these patients, we have observed that patients utilize medical services less during the first quarter, when securing medical care will result in significant out-of-pocket expenditures.
The Company’s total net revenues during the three months ended March 31, 2020 and 2019 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2020	2019
Commercial insurance	$155,461	$151,678
Medicare	57,749	54,199
Medicaid	6,628	7,120
Workers' compensation/personal injury	10,274	11,027
Other patient revenue	5,662	5,835
Management fee revenue	2,567	2,117
Teleradiology and Software revenue	3,770	4,386
Other	6,222	6,310
Net service fee revenue	248,333	242,672
Revenue under capitation arrangements	33,231	28,877
Total net revenue	$281,564	$271,549

Investment, Acquisition, and Joint Venture Activity
We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2019.
Equity Investments
As of March 31, 2020, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
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
In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was identified as of March 31, 2020.

Turner Imaging:
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that converted to additional 80,000 shares December 21, 2019. No impairment in our investment was identified as of March 31, 2020.

WhiteRabbit.ai Inc:

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations, the principal of which is due November 2022.

To leverage their artificial intelligence expertise, we entered into a software subscription service contract to assist our radiology work flow and advanced them $4.0 million for future software subscription fees that is recorded as a prepaid expense in Prepaid and Other Current assets in our consolidated balance sheets.

Facility acquisitions
On March 2, 2020 our consolidated subsidiary New Jersey Imaging Networks ("NJIN") completed the acquisition of certain assets of MRI at Woodbridge, LLC consisting of a single multi-modality imaging center located in Avenel, New Jersey for consideration of $2.6 million. NJIN made a fair value determination of the acquired assets and assumed liabilities and approximately $0.5 million in property and equipment, $1.1 million in right-of-use assets, $0.3 million in intangible assets, $1.1 million in operating lease liabilities, $0.1 million in finance lease liabilities, and $1.8 million in goodwill were recorded.

On January 2, 2020 we completed our acquisition of certain assets of Olney Open MRI, LLC, consisting of a single multi-modality imaging center located in Columbia, Maryland for consideration of $1.8 million. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $0.8 million in property and equipment, $1.3 million in right-of-use assets, $0.3 million in intangible assets, $1.3 million in operating lease liabilities and $0.6 million in goodwill were recorded.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2020 (in thousands):

Balance as of December 31, 2018	$34,470
Equity in earnings in these joint ventures	1,955
Balance as of March 31, 2020	$36,425
We charged management service fees from the centers underlying these joint ventures of approximately $2.6 million and $2.1 million for the quarters ended March 31, 2020 and 2019, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2020 and December 31, 2019 and income statement data for the three months ended March 31, 2020 and 2019 (in thousands):

Balance Sheet Data:	March 31, 2020	December 31, 2019
Current assets	$28,618	$27,427
Noncurrent assets	69,819	61,037
Current liabilities	(9,829)	(9,217)
Noncurrent liabilities	(23,988)	(18,872)
Total net assets	$64,620	$60,375

Book value of RadNet joint venture interests	$29,985	$28,001
Cost in excess of book value of acquired joint venture interests	6,440	6,469
Total value of Radnet joint venture interests	$36,425	$34,470

Total book value of other joint venture partner interests	$34,635	$32,374

Income statement data for the three months ended March 31, 2020	2020	2019
Net revenue	$26,341	$27,254
Net income	$4,245	$3,952
Critical Accounting Policies
The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2019, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.
Revenues

Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period when our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payors. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

As it relates to the consolidated medical group, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by them as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to other centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under managed care and commercial insurance plans are based upon historical collection experience of the payments received from such payors in accordance with the underlying contractual agreements. Revenues related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have price concessions applied. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. In regards to the credit loss standard, our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the CECL model.
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
Goodwill and Indefinite Lived Intangibles

Goodwill at March 31, 2020 totaled $444.4 million. Indefinite Lived Intangible Assets at March 31, 2020 were $11.3 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill for impairment on October 1, 2019. In addition to the annual impairment test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding the novel strain of coronavirus ("COVID-19") pandemic and did not identify an indication of goodwill impairment being more likely than not through March 31, 2020.
Long-Lived Assets
We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. To evaluate the long-lived assets our management estimates the undiscounted future cash flows expected to be derived from the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2020.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets in 2020. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
Equity Based Compensation
We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved 14,000,000 shares of common stock for issuance under the Restated Plan . We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.

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
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report or further information.
Results of Operations
The following table sets forth, for the three months ended March 31, 2020 and 2019, the percentage that certain items in the statements of operations bears to total revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE
Service fee revenue	88.2%	89.4%
Revenue under capitation arrangements	11.8%	10.6%
Total revenue	100.0%	100.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	95.0%	89.5%
Depreciation and amortization	7.8%	7.2%
Loss on sale and disposal of equipment and other	0.3%	0.4%
Severance costs	0.1%	0.2%
Total operating expenses	103.1%	97.3%

(LOSS) INCOME FROM OPERATIONS	(3.1)%	2.7%

OTHER INCOME AND EXPENSES
Interest expense	4.1%	4.5%
Equity in earnings of joint ventures	(0.7)%	(0.7)%
Total other expenses	3.4%	3.8%
LOSS BEFORE INCOME TAXES	(6.5)%	(1.2)%
Benefit from income taxes	1.6%	0.5%
NET LOSS	(5.0)%	(0.7)%
Net income attributable to noncontrolling interests	0.8%	0.7%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	(5.8)%	(1.4)%

We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three months ended March 31, 2020 and 2019 for our operations at a total company and same center level. For the discussion below, same centers are those centers that have been in continuous operation since January 1, 2019.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Total Revenue

In Thousands	Three Months Ended March 31,
Revenue	2020	2019	$ Increase/(Decrease)	% Change
Total Revenue	$281,564	$271,549	$10,015	3.7%
Same Center Revenue	$270,362	$269,223	$1,139	0.4%
Our nationwide operations were affected by the COVID-19 pandemic starting mid March 2020, which resulted in a 3.3% decrease in same center procedural volumes measured over the same period last year. Same center revenue however remained flat as the procedure mix weighted towards the higher margin modalities of MRI, CT and PET. Aiding in the revenue stability was an 8.5% increase in same center capitation revenue due to favorable contract renegotiations with health care plans. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2019. For the three months ended March 31, 2020, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $11.2 million. For the three months ended March 31, 2019, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $2.3 million.

Operating Expenses

Total operating expenses for the three months ended March 31, 2020 increased approximately $26.1 million, or 9.9%, from $264.3 million for the three months ended March 31, 2019 to $290.3 million for the three months ended March 31, 2020. The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Salaries and professional reading fees, excluding stock-based compensation	$167,528	$154,595
Stock-based compensation	6,622	4,538
Building and equipment rental	26,896	25,229
Medical supplies	12,748	9,838
Other operating expenses *	53,623	48,856
Cost of operations	267,417	243,056

Depreciation and amortization	21,934	19,620
Loss on sale and disposal of equipment	771	971
Severance costs	218	631
Total operating expenses	$290,340	$264,278
*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended March 31,
Salaries and Professional Fees	2020	2019	$ Increase/(Decrease)	% Change
Total Salaries	$167,528	$154,595	$12,933	8.4%
Same Center Salaries	$160,474	$152,912	$7,562	5.0%

Before the effects of COVID-19 on our operations, we added both physician and administrative staff in support of higher procedure volumes being experienced across our network. This staffing growth, combined with an extra payday in the current quarter over the same period in the prior year, precipitated the rise in salaries expense. The resultant staff furloughs and salary reductions initiated in response to the COVID-19 crisis will show their effect in the upcoming second quarter of 2020. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the three months ended March 31, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $7.1 million. For the three months ended March 31, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was approximately $1.7 million.
Stock-based compensation

Stock-based compensation increased $2.1 million, or 45.9% to approximately $6.6 million for the three months ended March 31, 2020 compared to $4.5 million for three months ended March 31, 2019. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2020 as compared to RSA’s awarded and vested in the prior year’s first quarter.
Building and equipment rental

In Thousands	Three Months Ended March 31,
Building & Equipment Rental	2020	2019	$ Increase/(Decrease)	% Change
Total	$26,896	$25,229	$1,667	6.6%
Same Center	$25,397	$24,677	$720	2.9%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the three months ended March 31, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $1.5 million. For the three months ended March 31, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was approximately $0.6 million.
Medical supplies

In Thousands	Three Months Ended March 31,
Medical Supplies Expense	2020	2019	$ Increase/(Decrease)	% Change
Total	$12,748	$9,838	$2,910	29.6%
Same Center	$11,806	$9,768	$2,038	20.9%

Medical supplies expense increase stemmed from securing personal protective equipment for center staff in response to the pandemic and procurement of specialized contrast imaging agents utilized in clinical research. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the three months ended March 31, 2020, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $0.9 million. For the three months ended March 31, 2019, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $0.1 million.
Other operating expenses

In Thousands	Three Months Ended March 31,
Other Operating Expenses	2020	2019	$ Increase/(Decrease)	% Change
Total	$53,623	$48,856	$4,767	9.8%
Same Center	$51,669	$47,300	$4,369	9.2%

Other operating expenses on a same center basis rose due to the timing of insurance premiums, software subscription and billing fees. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the three months ended March 31, 2020, other operating expense from centers that were acquired or divested subsequent January 1, 2019 and excluded from the above comparison was $2.0 million. For the three months ended March 31, 2019, other operating expense from centers that were acquired or divested subsequent to January 1, 2019 was $1.6 million.
Depreciation and amortization

In Thousands	Three Months Ended March 31,
Depreciation & Amortization	2020	2019	$ Increase/(Decrease)	% Change
Total	$21,934	$19,620	$2,314	11.8%
Same Center	$21,022	$19,238	$1,784	9.3%

The increase in same center depreciation and amortization is primarily due to additional equipment and leasehold improvements placed in service in the first quarter in 2020 over the first quarter in 2019. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the three months ended March 31, 2020, depreciation expense from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $0.9 million. For the three months ended March 31, 2019, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $0.4 million.
Loss on sale and disposal of equipment and other

We recorded a loss on the disposal of equipment and other items of approximately $0.8 million for the three months ended March 31, 2020 and approximately $1.0 million for the three months ended March 31, 2019.
Severance Costs

We incurred severance expenses of $0.2 million for the three months ended March 31, 2020 and $0.6 million for the three months ended March 31, 2019.
Interest expense

In Thousands	Three Months Ended March 31,
Interest Expense	2020	2019	$ Increase/(Decrease)	% Change
Total Interest Expense	$11,552	$12,295	$(743)	(6.0)%
Interest related to amortization*	$1,109	$975	$134	13.7%
Adjusted Interest Expense	$10,443	$11,320	$(877)	(7.7)%
*Includes combined non cash amortization of deferred loan costs and discount on issuance of debt.

Excluding the non cash interest amounts for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, interest expense decreased $0.9 million, or 7.7%. The reduction in interest expense corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt in reaction to market conditions surrounding COVID-19. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the three months ended March 31, 2020 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.0 million and for three months ended March 31, 2019 we recognized equity in earnings from unconsolidated joint ventures of $1.9 million, an increase of $0.1 million or 4.4%.
Provision for income taxes
We recorded an income tax benefit of $4.4 million, or an effective tax rate of 23.8%, for the three months ended March 31, 2020 compared to an income tax benefit of $1.2 million , or an effective tax rate of 39.0% for the three months ended March 31, 2019. The income tax rates for the three months ended March 31, 2020 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
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
Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
Net loss attributable to RadNet, Inc. common stockholders	$(16,358)	$(3,733)
Benefit from income taxes	(4,381)	(1,230)
Interest expense	11,552	12,295
Severance costs	218	631
Depreciation and amortization	21,934	19,620
Non-cash employee stock-based compensation	6,622	4,538
Loss on sale and disposal of equipment and other	771	971
Other expenses	6	—
Adjusted EBITDA	$20,364	$33,092

Liquidity and Capital Resources
The following table is a summary of key balance sheet data as of March 31, 2020 and December 31, 2019 and income statement data for the three months ended March 31, 2020 and 2019 (in thousands):

Balance Sheet Data:	March 31, 2020	December 31, 2019
Cash and cash equivalents	$94,282	$40,165
Accounts receivable	144,259	154,763
Working capital (exclusive of current operating lease liabilities)	20,262	(25,048)
Stockholders' equity	207,189	233,139

Income statement data for the three months ended March 31,	2020	2019
Total net revenue	$281,564	$271,549
Net loss attributable to RadNet common stockholders	(16,358)	(3,733)
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
As noted in our forward looking statements, the COVID 19 pandemic has resulted in a reduction of procedure volumes and corresponding operating revenues. We are uncertain of the duration and ultimate severity of its effects. Although we are undertaking measures to reduce operating expenses we may experience operating losses. We have credit available from our current credit facilities and borrowing under those facilities is subject to continued compliance with lending covenants. We currently meet those requirements, but substantial and sustained operating losses could impact our ability to borrow under those facilities. If we are not able to meet such requirements, we may be required to seek additional financing and there can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.
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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the three months ended March 31, 2020 and 2019:

Cash Flow Data	March 31, 2020	March 31, 2019
Cash provided by operating activities	$40,913	$26,900
Cash used in investing activities	(55,059)	(35,195)
Cash provided by (used in) financing activities	68,262	8,342
Cash provided by operating activities for the three months ended March 31, 2020 was $40.9 million and $26.9 million for the three months ended March 31, 2019 .
Cash used in investing activities for the three months ended March 31, 2020, included purchases of property and equipment for approximately $51.5 million and the acquisition of imaging facilities for $4.3 million.

Cash provided by financing activities for the three months ended March 31, 2020, was mainly due to borrowings on our revolving line of credit, offset by principal payments on our term loan and equipment debt.

In 2018 and 2019 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At March 31, 2020 we have $22.7 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
At March 31, 2020, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At March 31, 2020, our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement.
As of March 31, 2020, we were in compliance with all covenants under our credit facilities. Deferred financing costs at March 31, 2020, net of accumulated amortization, was $1.4 million and is specifically related to our Barclays Revolving Credit Facility.
Included in our condensed consolidated balance sheets at March 31, 2020 are $694.9 million of total term loan debt (exclusive of unamortized discounts of $12.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$640,125	$(12,609)	$627,516
SunTrust Term Loan	54,750	—	54,750
Total Term Loans	$694,875	$(12,609)	$682,266
We had an $80.0 million balance under our $137.5 million Barclays Revolving Credit Facility at March 31, 2020 and have reserved against the borrowing capacity $6.7 million for certain letters of credit. The remaining $50.8 million of our Barclays Revolving Credit Facility was available to draw upon as of March 31, 2020. We had no balance under our $30.0 million Suntrust Revolving Credit Facility at March 31, 2020.
On April 10, 2020, we repaid in full the March 31, 2020 outstanding balance of $80.0 million on our Barclays Revolving Credit Facility. As of May 7, 2020, RadNet had no outstanding borrowings under its revolving credit facility.
For more information on our secured credit facilities see Note 6 to our condensed consolidated financial statements in this quarterly report.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.
We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2020, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $29,000 in operating expenses.

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
Interest Rate Sensitivity Barclays First Lien Term Loans

At March 31, 2020, we had $640.1 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. The 2016 Caps are designed to provide a hedge against interest rate increases. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At March 31, 2020, our effective 3 month LIBOR was 1.85%. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the 2016 Caps which is being accrued over the life of the instrument. See Note 2, Significant Accounting Policies, for further information.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the rates experienced in 2019 would result in an increase of $6.4 million in annual interest expense and a corresponding decrease in income before taxes.  At March 31, 2020, an additional $89.7 million in debt instruments is tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $0.9 million and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and cap agreements.

Interest Rate Sensitivity SunTrust Term Loan

At March 31, 2020, we had $54.8 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement.

At March 31, 2020, our effective LIBOR rate plus applicable margin was 3.95%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.5 million in annual interest expense and a corresponding decrease in income before taxes. No amounts are tied to the prime rate under the SunTrust Restated Agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2019. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
In light of recent developments relating to COVID-19, RadNet is supplementing Item 1A. Risk Factors in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020. The following risk factor should be read in conjunction with the risk factors described in the Annual Report on Form 10-K.

We face various risks related to health epidemics and other outbreaks, which may have material adverse effects on our business, financial condition, results of operations and cash flows.

We face various risks related to health epidemics and other outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic, changes in patient behavior related to illness, pandemic fears and market downturns, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have led to disruption of our business and volatility in the global capital markets. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the COVID-19 pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Additionally, we have received some funding from the U.S. Department of Health & Human Services (“HHS”) under the CARES Act’s Public Health and Social Services Emergency Fund (“PHSSEF”), which is geared towards supporting healthcare-related expenses or lost revenue attributable to COVID-19. Nonetheless, no assurance that such measures and funding will be effective or achieve their desired results in a timely fashion, including as it relates to our business operations. Moreover, while we believe we are in compliance with the applicable terms and conditions of funding under PHSSEF, compliance-related guidance for the program remains in process with HHS, and we may face enforcement risk if we are found to have failed to comply with such terms and conditions.

If significant portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted.

We currently believe our results of operations will be negatively impacted by these developments. Given the many uncertainties and far reaching consequences of potential developments, we cannot assure that the COVID-19 outbreak and the many related impacts will not require extended or additional diagnostic center closures and other disruptions to our business or will not materially and adversely affect our business, results of operations and financial condition in fiscal 2020 and beyond.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities
None.

ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of RadNet, Inc. (incorporated by reference to exhibit filed with Current Report on Form 8-K on February 6, 2020)

10.1	RadNet Split Dollar Life Insurance Plan**

10.2	Form of Split Dollar Plan Service Agreement**

10.3	Employment Agreement between Radnet Management, Inc. and David J. Katz dated as of March 2, 2020 (incorporated by reference to exhibit filed with Current Report on Form 8-K on March 3, 2020)**

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
(Registrant)

Date: May 11, 2020	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)