Form 10-Q
period 2020-06-30
RadNet, Inc.
filed 2020-08-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
The number of shares of the registrant’s common stock outstanding on August 7, 2020 was 51,574,760 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,583	$40,165
Accounts receivable	125,745	154,763
Due from affiliates	1,472	1,242
Prepaid expenses and other current assets	35,720	45,004
Total current assets	247,520	241,174
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	370,188	367,795
Operating lease right-of-use assets	448,855	445,477
Total property, equipment and right-of-use assets	819,043	813,272
OTHER ASSETS
Goodwill	467,803	441,973
Other intangible assets	57,601	42,994
Deferred financing costs	1,336	1,559
Investment in joint ventures	37,370	34,470
Deferred tax assets, net of current portion	46,226	34,548
Deposits and other	40,104	36,996
Total assets	$1,717,003	$1,646,986
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$206,272	$207,585
Due to affiliates	20,042	14,347
Deferred revenue	45,700	1,316
Current finance lease liability	3,264	3,283
Current operating lease liability	65,400	61,206
Current portion of notes payable	41,715	39,691
Total current liabilities	382,393	327,428
LONG-TERM LIABILITIES
Long-term finance lease liability	1,682	3,264
Long-term operating lease liability	424,018	420,922
Notes payable, net of current portion	634,840	652,704
Other non-current liabilities	40,814	9,529
Total liabilities	1,483,747	1,413,847
EQUITY
Common stock - $.0001 par value, 200,000,000 shares authorized; 51,554,760 and 50,314,328 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in-capital	304,012	262,865
Accumulated other comprehensive loss	(26,098)	(8,026)
Accumulated deficit	(130,111)	(103,159)
Total RadNet, Inc.'s stockholders' equity	147,808	151,685
Noncontrolling interests	85,448	81,454
Total equity	233,256	233,139
Total liabilities and equity	$1,717,003	$1,646,986

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Service fee revenue	$155,698	$258,171	$404,031	$500,844
Revenue under capitation arrangements	34,868	30,926	68,099	59,803
Total revenue	190,566	289,097	472,130	560,647
Provider relief funding	25,475	—	25,475	—
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	194,217	246,558	461,635	489,615
Depreciation and amortization	21,355	20,083	43,289	39,703
(Gain) loss on sale and disposal of equipment and other	(569)	101	202	1,073
Severance costs	859	371	1,076	1,002
Total operating expenses	215,862	267,113	506,202	531,393
INCOME (LOSS) FROM OPERATIONS	179	21,984	(8,597)	29,254

OTHER INCOME AND EXPENSES
Interest expense	10,831	12,399	22,382	24,694
Equity in earnings of joint ventures	(945)	(2,244)	(2,900)	(4,117)
Non-cash change in fair value of interest rate hedge	3,843	—	3,843	—
Other (income) expenses	(115)	1,269	(108)	1,269
Total other expenses	13,614	11,424	23,217	21,846
(LOSS) INCOME BEFORE INCOME TAXES	(13,435)	10,560	(31,814)	7,408
Benefit from (provision for) income taxes	4,475	(2,969)	8,856	(1,740)
NET (LOSS) INCOME	(8,960)	7,591	(22,958)	5,668
Net income attributable to noncontrolling interests	1,634	2,692	3,994	4,503
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(10,594)	$4,899	$(26,952)	$1,165

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.21)	$0.10	$(0.53)	$0.02

DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.21)	$0.10	$(0.53)	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	50,672,219	49,702,869	50,483,274	49,490,234
Diluted	50,672,219	50,144,540	50,483,274	49,988,036
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET (LOSS) INCOME	$(8,960)	$7,591	$(22,958)	$5,668
Foreign currency translation adjustments	(7)	3	(6)	(5)
Change in fair value of cash flow hedge, net of taxes	(409)	(8,002)	(18,958)	(9,198)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	892	—	892	—
COMPREHENSIVE LOSS	(8,484)	(408)	(41,030)	(3,535)
Less comprehensive income attributable to noncontrolling interests	1,634	2,692	3,994	4,503
COMPREHENSIVE LOSS ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$(10,118)	$(3,100)	$(45,024)	$(8,038)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended June 30, 2020 and June 30, 2019.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - April 1, 2020	50,694,375	$5	$269,461	$(26,574)	$(119,517)	$123,375	$83,814	$207,189
Issuance of common stock under the equity compensation plan	36,770	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,540	—	—	1,540	—	1,540
Issuance of common stock for sale of unregistered securities for the DeepHealth acquisition	823,615	—	33,011	—	—	33,011	—	33,011
Change in cumulative foreign currency translation adjustment	—	—	—	(7)	—	(7)	—	(7)
Change in fair value cash flow hedge, net of taxes	—	—	—	(409)	—	(409)	—	(409)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	892	—	892	—	892
Net loss	—	—	—	—	(10,594)	(10,594)	1,634	(8,960)
BALANCE-JUNE 30, 2020	51,554,760	$5	$304,012	$(26,098)	$(130,111)	$147,808	$85,448	$233,256

BALANCE - April 1, 2019	50,081,478	$5	$256,488	$1,055	$(121,648)	$135,900	$77,638	$213,538
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—
Issuance of common stock under the equity compensation plan	47,256	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,124	—	—	1,124	—	1,124
Forfeiture of restricted stock	(1,500)	—	(5)	—	—	(5)	—	(5)
Purchase of noncontrolling interests	—	—	—	—	—	—	(1,818)	(1,818)
Change in cumulative foreign currency translation adjustment	—	—	—	3	—	3	—	3
Change in fair value cash flow hedge, net of taxes	—	—	—	(8,002)	—	(8,002)	—	(8,002)
Other	—	—	—	—	(1)	(1)	—	(1)
Net loss	—	—	—	—	4,899	4,899	2,692	7,591
BALANCE-JUNE 30, 2019	50,127,234	$5	$257,607	$(6,944)	$(116,750)	$133,918	$78,512	$212,430

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the six months ended June 30, 2020 and June 30, 2019.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2020	50,314,328	$5	$262,865	$(8,026)	$(103,159)	$151,685	$81,454	$233,139
Issuance of common stock under the equity compensation plan	416,817	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,136	—	—	8,136	—	8,136
Issuance of common stock for sale of unregistered securities for the DeepHealth acquisition	823,615	—	33,011	—	—	33,011	—	33,011
Change in cumulative foreign currency translation adjustment	—	—	—	(6)	—	(6)	—	(6)
Change in fair value cash flow hedge, net of taxes	—	—	—	(18,958)	—	(18,958)	—	(18,958)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	892	—	892	—	892
Net loss	—	—	—	—	(26,952)	(26,952)	3,994	(22,958)
BALANCE-JUNE 30, 2020	51,554,760	$5	$304,012	$(26,098)	$(130,111)	$147,808	$85,448	$233,256

BALANCE - January 1, 2019	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253
Issuance of common stock upon exercise of options	10,000	—	50	—	—	50	—	50
Issuance of common stock under the equity compensation plan	701,042	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,638	—	—	5,638	—	5,638
Issuance of common stock for purchase of membership interest in HVRA	440,207	—	6,000	—	—	6,000	—	6,000
Forfeiture of restricted stock	(1,500)	—	(5)	—	—	(5)	—	(5)
Sale of noncontrolling interests, net of taxes	—	—	3,089	—	—	3,089	2,008	5,097
Purchase of noncontrolling interests	—	—	—	—	—	—	(1,818)	(1,818)
Contribution from noncontrolling partner	—	—	—	—	—	—	750	750
Change in cumulative foreign currency translation adjustment	—	—	—	(5)	—	(5)	—	(5)
Change in fair value cash flow hedge, net of taxes	—	—	—	(9,198)	—	(9,198)	—	(9,198)
Net loss	—	—	—	—	1,165	1,165	4,503	5,668
BALANCE-JUNE 30, 2019	50,127,234	$5	$257,607	$(6,944)	$(116,750)	$133,918	$78,512	$212,430

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(22,958)	$5,668
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,289	39,703
Amortization of operating lease right-of-use assets	34,094	32,937
Equity in earnings of joint ventures	(2,900)	(4,117)
Distributions from joint ventures	—	3,438
Amortization of deferred financing costs and loan discount	2,163	2,021
Loss on sale and disposal of equipment and other	202	1,073
Amortization of cash flow hedge	892	—
Non-cash change in fair value of interest rate hedge	3,843	—
Stock-based compensation	8,078	5,582
Other non-cash items included in cost of operations	—	(559)
Change in fair value of contingent consideration	(97)	(1,953)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	29,018	(12,042)
Other current assets	9,884	4,331
Other assets	(4,257)	2,069
Deferred taxes	(11,678)	(3,542)
Operating lease liability	(30,182)	(32,268)
Deferred revenue	44,384	(666)
Accounts payable, accrued expenses and other	27,690	2,860
Net cash provided by operating activities	131,465	44,535
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions	(4,188)	(27,149)
Equity investments at fair value	—	(143)
Purchase of property and equipment	(64,193)	(50,342)
Proceeds from sale of equipment	779	760
Proceeds from the sale of equity interests in a joint venture	—	132
Equity contributions in existing and purchase of interest in joint ventures	—	(103)
Net cash used in investing activities	(67,602)	(76,845)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(1,814)	(3,320)
Payments on term loan debt	(21,648)	(19,469)
Proceeds from debt issuance, net of issuing costs	—	97,144
Proceeds from Payment Protection Program	4,023	—
Proceeds from sale of noncontrolling interest	—	5,275
Contribution from noncontrolling partner	—	750
Proceeds from revolving credit facility	250,900	236,200
Payments on revolving credit facility	(250,900)	(264,200)
Proceeds from issuance of common stock upon exercise of options	—	50
Net cash (used in) provided by financing activities	(19,439)	52,430
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6)	(5)
NET INCREASE IN CASH AND CASH EQUIVALENTS	44,418	20,115
CASH AND CASH EQUIVALENTS, beginning of period	40,165	10,389
CASH AND CASH EQUIVALENTS, end of period	$84,583	$30,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$22,826	$23,292
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $31.8 million and $14.0 million during the six months ended June 30, 2020 and 2019, respectively, which were not paid for as of June 30, 2020 and 2019, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On June 1, 2020, we completed our stock purchase of DeepHealth, Inc. by issuing 823,615 shares of our common stock to purchase all of Deep Health's shares and share equivalents. The shares were ascribed a value of $13.9 million.

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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services with operations in six U.S. states. At June 30, 2020, we operated directly or indirectly through joint ventures with hospitals, 332 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians the convenience of a single location to serve the needs of multiple procedures. In addition to our imaging services, we design and develop software applications, Artificial Intelligence tools and other computerized systems for the diagnostic imaging industry. Our operations comprise a single segment for financial reporting purposes.

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

The Group on a combined basis recognized $26.9 million and $38.9 million of revenue, net of management services fees to RadNet, for the three months ended June 30, 2020 and 2019, respectively and $26.9 million and $38.9 million of operating expenses for the three months ended June 30, 2020 and 2019, respectively. RadNet recognized $116.4 million and $159.2 million of total billed net service fee revenue for the three months ended June 30, 2020, and 2019, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The Group on a combined basis recognized $66.4 million and $76.3 million of revenue, net of management services fees to RadNet, for the six months ended June 30, 2020 and 2019, respectively and $66.4 million and $76.3 million of operating expenses for the six months ended June 30, 2020 and 2019, respectively. RadNet recognized $264.3 million and $301.6 million of total billed net service fee revenue for the six months ended June 30, 2020, and 2019, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, we have included approximately $76.6 million and $100.3 million, respectively, of accounts receivable and approximately $12.5 million and $7.0 million of accounts payable and accrued liabilities related to the Group, respectively.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2020 and 2019 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2019.
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
Our total revenues during the three and six months ended June 30, 2020 and 2019 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial insurance	$96,349	$160,185	$251,711	$311,899
Medicare	35,082	60,151	92,587	114,280
Medicaid	4,300	7,295	10,980	14,423
Workers' compensation/personal injury	7,359	11,014	17,916	22,062
Other patient revenue	3,549	6,017	9,217	11,858
Management fee revenue	3,332	1,753	5,899	3,870
Teleradiology and Software revenue	2,200	4,063	5,971	8,449
Other	3,527	7,693	9,750	14,003
Service fee revenue	155,698	258,171	404,031	500,844
Revenue under capitation arrangements	34,868	30,926	68,099	59,803
Total revenue	$190,566	$289,097	$472,130	$560,647

PROVIDER RELIEF FUNDING - In the second quarter of 2020, we received approximately $25.5 million in funding from The Provider Relief Fund that offered government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment.

RECLASSIFICATION –We have reclassified certain amounts previously classified as held for sale related to property and equipment and goodwill to conform to our 2020 presentation.

ACCOUNTS RECEIVABLE - Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. In regards to the credit loss standard, we have concluded that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses estimated under the Current Expected Credit Loss ("CECL") model.

In 2018 and 2019 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At June 30, 2020 we have $22.5 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital. To employ the CECL model for the notes receivable, we assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis. In the event of a significant past due balance, as the sold receivables were already revalued and recorded at net realizable value, we can mitigate the expected credit loss by offsetting any collections from the underlying factored receivables and not remitting that to the counter party.
DEFERRED REVENUE - Deferred revenue represents liability for payments received for performance obligations which have yet to be satisfied and is offen associated with sales of our eRad subsidiary. In April of 2020, we received approximately $39.4 million in advanced Medicare payments from the Centers for Medicare and Medicaid Services ("CMS") as part of the expanded Accelerated and Advance Payment Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As these payments are required to be repaid to CMS beginning 120 days after their receipt through offsets from new Medicare claims over a three month period, we have recorded amounts received to deferred revenue which will be amortized as Medicare reimbursements are earned. In addition, in May of 2020 we received $5.0 million in advance payments from an insurance carrier with similar repayment terms as the CMS.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.3 million and $1.6 million, as of June 30, 2020 and December 31, 2019, respectively and related to our line of credit. In conjunction with our Sixth and Seventh Amendments to our First Lien Credit Agreement (as defined below), a net addition of approximately $0.7 million was added to deferred financing costs in the second quarter of 2019. See Note 5, Credit Facilities and Notes Payable for more information.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at June 30, 2020 totaled $467.8 million. Indefinite lived intangible assets at June 30, 2020 were $11.3 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2019, noting no impairment. In addition to the annual impairment test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding the novel strain of coronavirus ("COVID-19") pandemic and did not identify an indication of goodwill impairment being more likely than not through June 30, 2020. Activity in goodwill for the six months ended June 30, 2020 is provided below (in thousands):

Balance as of December 31, 2019	$441,973
Goodwill acquired through the acquisition of Olney Open MRI, LLC	601
Goodwill acquired through the acquisition of MRI at Woodbridge, LLC	1,833
Goodwill acquired through the acquisition of DeepHealth, Inc.	23,396
Balance as of June 30, 2020	$467,803

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
We recorded an income tax benefit of $4.5 million, or an effective tax rate of 33.3%, for the three months ended June 30, 2020 compared to an income tax expense of $3.0 million, or an effective tax rate of 28.1% for the three months ended June 30, 2019. We recorded an income tax benefit of $8.9 million, or an effective tax rate of 27.8%, for the six months ended June 30, 2020 compared to an income tax expense of $1.7 million , or an effective tax rate of 23.5% for the six months ended June 30, 2019.The income tax rates for the three and six months ended June 30, 2020 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.
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

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Stock Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 4, Facility Acquisitions and Note 6, Stock-Based Compensation, for more information.
COMPREHENSIVE LOSS - ASC 220 establishes rules for reporting and displaying comprehensive loss or income and its components. Our unrealized gains or losses on foreign currency translation adjustments, interest rate cap and swap agreements are included in comprehensive loss and are included in the consolidated statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019.
COMMITMENTS AND CONTINGENCIES - We are party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, we evaluate the developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. Based on current information, we do not believe that reasonably possible or probable losses associated with pending legal proceedings would either individually or in the aggregate, have a material adverse effect on our business and consolidated financial statements. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
DERIVATIVE INSTRUMENTS
2016 CAPS
In the fourth quarter of 2016, we entered into two forward interest rate cap agreements ("2016 Caps"). The 2016 Caps will mature in September and October 2020. The 2016 Caps had notional amounts of $150,000,000 and $350,000,000, respectively. Under these arrangements, the Company purchased a cap on 3 month LIBOR at 2.0%. We incurred a $5.3 million premium to enter into the 2016 Caps which is being accrued over the life of the agreements.
At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity since such hedge has been determined to be effective. See Fair Value Measurements section below for the fair value of the 2016 Caps at June 30, 2020.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2016 Caps is as follows (amounts in thousands):

For the three months ended June 30, 2020
Account	April 1, 2020 Balance	Amount of comprehensive gain recognized on derivative net of taxes	June 30, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	(1,597)	188	(1,409)	Liabilities and Equity

For the six months ended June 30, 2020
Account	January 1, 2020 Balance	Amount of comprehensive gain recognized on derivative net of taxes	June 30, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	(1,877)	468	(1,409)	Liabilities and Equity

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
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. As a result of the economic impact of the coronavirus pandemic, which precipitated a reduction in interest rates , the cash flows for our $400,000,000 notional interest rate swap contract locked in at 2.05% due October 2025 does not match the cash flows for our First Lien Term Loans and so we have determined that they are not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 will be recognized in earnings. As of April 1, 2020, the total change in fair value relating to swap due October 2025 included in other comprehensive income was approximately $21.4 million, net of taxes. This amount will be amortized to interest expense through October 2025 at $0.3 million per month.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 swaps which remain effective is as follows (amounts in thousands):

For the three months ended June 30, 2020
Account	April 1, 2020 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion)	June 30, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(24,699)	$(599)	$892	$(24,406)	Liabilities and Equity

For the six months ended June 30, 2020
Account	January 1, 2020 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion)	June 30, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(5,870)	$(19,428)	$892	$(24,406)	Liabilities and Equity
A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps for the Swaps that became ineffective during the second quarter is as follows (amounts in thousands):

For the three months ended June 30, 2020
Ineffective interest rate swap	Amount of loss recognized in income on derivative (current period ineffective portion)	Location of loss recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of gain (Loss) reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$(3,843)	Other income (expense)	$(892)	Interest income (expense)

See Fair Value Measurements section below for the fair value of the 2016 caps and 2019 swaps at June 30, 2020.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 caps - Interest Rate Contracts	$—	$446	$—	$446
2019 swaps - Interest Rate Contracts	$—	$39,304	$—	$39,304

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 caps - Interest Rate Contracts	$—	$1,081	$—	$1,081
2019 swaps - Interest Rate Contracts	$—	$9,477	$—	$9,477

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
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$650,954	$—	$650,954	$684,051

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$708,948	$—	$708,948	$705,699

As of June 30, 2020 and at December 31, 2019 our Barclays revolving credit facility had no balance outstanding. Our SunTrust revolving credit facility relating to our consolidated subsidiary NJIN, had no principal amount outstanding at June 30, 2020 and at December 31, 2019.
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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss (income) attributable to RadNet, Inc.'s common stockholders	$(10,594)	$4,899	$(26,952)	$1,165

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	50,672,219	49,702,869	50,483,274	49,490,234
Basic and diluted net (loss) income per share attributable to RadNet, Inc.'s common stockholders	$(0.21)	$0.10	$(0.53)	$0.02

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	50,672,219	49,702,869	50,483,274	49,490,234
Add nonvested restricted stock subject only to service vesting	—	134,260	—	186,779
Add additional shares issuable upon exercise of stock options and warrants	—	307,411	—	311,023
Weighted average number of common shares used in calculating diluted net income per share	50,672,219	50,144,540	50,483,274	49,988,036
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$(0.21)	$0.10	$(0.53)	$0.02

For the three and six months ended June 30, 2020 we excluded all outstanding options and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment.
As of June 30, 2020, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans.
On March 24, 2017, we acquired an initial 12.5% equity interest in Medic Vision for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.5% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $0.2 million. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%.
In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was identified as of June 30, 2020.
Turner Imaging:
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to additional 80,000 shares December 21, 2019. No impairment in our investment was identified as of June 30, 2020.

WhiteRabbit.ai Inc:

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million, the principal of which is due November 2022.

To leverage their artificial intelligence expertise, we entered into a software subscription service contract to assist our radiology work flow and advanced them $4.0 million for future software subscription fees that is recorded as a prepaid expense in Prepaid and Other Current assets in our consolidated balance sheets. No impairment in our investment or the loan receivable was identified as of June 30, 2020.
INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2020.

Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2020 (in thousands):

Balance as of December 31, 2019	$34,470
Equity in earnings in these joint ventures	2,900
Balance as of June 30, 2020	$37,370

We charged management service fees from the centers underlying these joint ventures of approximately $3.3 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. and $5.9 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.
The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2020 and December 31, 2019 and income statement data for the six months ended June 30, 2020 and 2019 (in thousands):

Balance Sheet Data:	June 30, 2020	December 31, 2019
Current assets	$32,318	$27,427
Noncurrent assets	67,307	61,037
Current liabilities	(10,677)	(9,217)
Noncurrent liabilities	(22,572)	(18,872)
Total net assets	$66,376	$60,375

Book value of RadNet joint venture interests	$30,894	$28,001
Cost in excess of book value of acquired joint venture interests and other	6,476	6,469
Total value of Radnet joint venture interests	$37,370	$34,470

Total book value of other joint venture partner interests	$35,482	$32,374

Income statement data for the six months ended June 30,	2020	2019
Net revenue	$43,849	$55,624
Net income	$6,001	$8,723

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

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective in the first quarter of 2020 with early adoption permitted and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a material impact on our condensed consolidated balance sheet.

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

NOTE 4 – FACILITY ACQUISITIONS AND DISPOSITIONS
Acquisitions:

On June 1, 2020, we completed our acquisition of all the equity interests of DeepHealth Inc., ("DeepHealth") an artificial intelligence and machine learning company in an all stock purchase. As initial purchase consideration, we issued 915,132 shares at $16.93 per share (823,615 issued at execution, with up to 91,517 shares to be issued 18 months after acquisition subject to adjustment for any indemnification claims). The transaction was accounted for as an acquisition of a business and total purchase consideration determined to be approximately $34.6 million including i) 823,615 shares issued on the date of closing with fair value of $13.9 million, ii) a liability of 91,517 shares with a fair value of $1.5 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods, iii) replacement awards attributable to pre-combination service issued to DeepHealth option holders with allocated fair value of $2.0 million, iv) acquisition date fair value of contingent consideration of $17.0 million and v) $0.1 million in closing costs reimbursed to the seller. The fair values of replacement awards attributable to pre-combination service and contingent consideration are recorded in additional paid in capital upon closing of the transaction. For the contingent consideration, there are three arrangements that will be settled in a fixed number of shares upon achievement of three individual specific milestones which are mutually exclusive of each other, with 390,789, 586,184, and 195,393 shares, respectively, issuable for each milestone arrangement. The fair value of the contingent consideration was estimated at the date of acquisition based on our share price and estimated probability of the achievement of the respective milestones. We preliminarily recorded $0.1 million in current assets, $3.5 million in deferred tax liabilities, $14.8 million in intangible assets, primarily in-process research and development ("IPR&D'), and $23.4 million in goodwill. The goodwill is primarily attributable to expected post-acquisition synergies from integrating Deep Health’s assembled workforce and IPR&D technologies. The fair values of the identifiable intangible assets related to IPR&D were determined by the income method and the assets will not be amortized until completion.

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

Dispositions:
On June 1, 2020 we completed our sale of certain assets of our Imaging On Call subsidiary to RadVantage P.C. (an unrelated corporation) for approximately $1.0 thousand. With this transaction, we have exited the teleradiology business.

NOTE 5 – CREDIT FACILITIES AND NOTES PAYABLE
As of June 30, 2020 and December 31, 2019 our debt obligations consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$630,426	$649,824
Discounts on First Lien Term Loans	(11,639)	(13,579)
Term Loan Agreement collateralized by NJIN's tangible and intangible assets	53,625	55,875
Paycheck Protection Program loans at 1% due April 2022	4,023	—
Equipment notes payable at interest rates ranging from 4.4% to 4.6%, due through 2020, collateralized by medical equipment	120	275
Total debt obligations	676,555	692,395
Less: current portion	(41,715)	(39,691)
Long term portion debt obligations	$634,840	$652,704

Senior Secured Credit Facilities
At June 30, 2020, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At June 30, 2020, our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement (as described below).
As of June 30, 2020, we were in compliance with all covenants under our credit facilities. Deferred financing costs at June 30, 2020, net of accumulated amortization, was $1.3 million and is specifically related to our Barclays Revolving Credit Facility.
Included in our condensed consolidated balance sheets at June 30, 2020 are $630.4 million of First Lien Term Loans and $53.6 million of SunTrust Term Loan debt for a combined total of $684.1 million of total term loan debt (exclusive of unamortized discounts of $11.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$630,426	$(11,639)	$618,787
SunTrust Term Loan	53,625	—	53,625
Total Term Loans	$684,051	$(11,639)	$672,412

We had no balance under our $137.5 million Barclays Revolving Credit Facility at June 30, 2020 and have reserved an additional $6.3 million for certain letters of credit. The remaining $131.2 million of our Barclays Revolving Credit Facility was available to draw upon as of June 30, 2020. We had no balance under our $30.0 million SunTrust Revolving Credit Facility related to our consolidated subsidiary NJIN at June 30, 2020.
Paycheck Protection Program
The Paycheck Protection Program (PPP) includes funds available for loans to small business and Medicare providers to support operations during the COVID-19 pandemic. The funds are administered by the Small Business Administration (SBA), through approved lenders and do not require collateral or personal guarantees. We received our loans based on being a Medicare provider. The terms and conditions for participation require entities to certify that economic uncertainty related to the COVID-19 pandemic makes the loan necessary to support their current operations, and that they will use the funds to retain workers (e.g., by paying salaries, providing paid sick/medical leave and health insurance benefits) and pay certain debts (mortgage obligations) and expenses (e.g. rent, utilities, telephone). The loans have a 1.0% fixed interest rate and are due in 2 years. Initial repayments have been deferred for six months. The loans are eligible for forgiveness subject to salary limitations and employee retention levels. Certain of our consolidated subsidiaries received four loans totaling $4.0 million. We have accounted for the funds received as debt and recognize a liability for the full amount of proceeds received. Interest will be accrued over the term of the loans. If we meet the eligibility requirements for forgiveness the amounts forgiven will be recognized in the income statement as a gain on loan extinguishment in accordance with accounting guidance.

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

Terms of Barclays Credit Facilities:

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

At June 30, 2020 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.00% and 3.25%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.75% and 2.75%, respectively.

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

Barclays Revolving Credit Facility:

Interest: Revolving loans borrowed under the Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate plus an applicable margin. Rates of the applicable margin for borrowing under the Revolving Credit Facility also change depending on our leverage ratio and are the same rates as noted in the schedule above for First Lien Term Loans. As of June 30, 2020, the effective interest rate payable on revolving loans was 6.00%.

Letters of Credit: For letters of credit issued under the Revolving Credit Facility, letter of credit fees accrue at the applicable margin of Adjusted Eurodollar Rate, currently 3.75% , and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Revolving Credit Facility.

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

The loans and other obligations outstanding under the SunTrust Restated Credit Agreement currently bear applicable margin and fees based on Pricing Level III described above. The loans outstanding under the SunTrust Restated Credit Agreement currently bear interest based on a three month Eurodollar election of 1.45%, plus the applicable margin.

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

As of June 30, 2020, we had outstanding options to acquire 527,899 shares of our common stock, of which options to acquire 298,863 shares were exercisable. The following summarizes all of our option transactions for the six months ended June 30, 2020:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	478,951	$8.21
Granted	48,948	20.43
Balance, June 30, 2020	527,899	9.34	6.75	$3,669,010
Exercisable at June 30, 2020	298,863	7.48	5.99	2,508,847

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2020 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2020. No options were exercised during the six months ended June 30, 2020. As of June 30, 2020, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.9 million which is expected to be recognized over a weighted average period of approximately 1.85 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted 412,434 options at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of June 30, 2020, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $5.0 million which is expected to recognized over a weighted average period of approximately 2.82 years.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	—
Granted, June 1, 2020	412,434	$—
Balance, June 30, 2020	412,434	—	8.89	$6,545,328
Exercisable at June 30, 2020	25,453	—	8.89	403,935

Restricted Stock Awards
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of June 30, 2020, we have issued a total of 6,539,393 RSA’s of which 319,659 were unvested at June 30, 2020. The following summarizes all unvested RSA’s activities during the six months ended June 30, 2020:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2019	387,934		$11.61
Changes during the period
Granted	426,117		$21.11
Vested	(494,392)		$15.73
RSA's unvested at June 30, 2020	319,659	1.37	$16.74

We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.
Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the six months ended June 30, 2020 awards totaling 1,078 shares were granted.
Plan summary
In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2020, we had issued 15,359,316 total shares between options, RSA’s and other stock awards. With options canceled and RSA’s forfeited amounting to 3,281,040 and 61,703 shares, respectively, there remain 1,983,427 shares available under the Restated Plan for future issuance.
The DeepHealth options were issued outside of the Restated Plan and are a direct result of our acquisition and not included in the share count of the Restated Plan.

NOTE 7 – SUBSEQUENT EVENTS
Acquisitions:
On May 15,2020 , we agreed to acquire certain assets of AZ-Tech Radiology & Open MRI, LLC, consisting of 8 multi-modality imaging centers located in the Phoenix, Arizona area for purchase consideration of $4.0 million. We expect the transaction to close August 31, 2020. The assets will be acquired from Whiterabbit.ai Inc., a company in which we hold an equity investment.
Collaborative Agreement:
On August 6, 2020, RadNet and Hologic, Inc. announced a comprehensive collaboration to improve breast cancer care, including the co-development of Artificial Intelligence tools, data-sharing and an upgrade of RadNet’s fleet of Hologic mammography units to cutting-edge technology. Hologic, Inc. is a medical technology company primarily focused on improving women’s health and well-being through early detection and treatment.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC) on March 11, 2020.
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
Forward–looking statements in this current report include, among others, statements we make regarding:

•
the ongoing impact of the COVID-19 pandemic on our business, suppliers, payors, customers, referral sources, partners, patients and employees, including (i) government’s unprecedented action regarding existing and potential restrictions and/or obligations related to citizen and business activity to contain the virus; (ii) the consequences of an economic downturn resulting from the impacts of COVID-19 and the possibility of a global economic recession; (iii) the impact of the volume of canceled or rescheduled procedures, whether as a result of government action or patient choice; (iv) measures we are taking to respond to the COVID-19 pandemic, including changes to business practices; (v) the impact of government and administrative regulation, guidance and appropriations; (vi) changes in our revenues due to declining patient procedure volumes, changes in payor mix; (vii) potential increased expenses or workforce disruptions related to our employees that could lead to unavailability of key personnel; (viii) workforce disruptions related to our key partners, suppliers, vendors and others we do business with; (ix) the impact of return to work orders in certain states in which we operate; and (x) increased credit and collectability risks; and

•	our future liquidity and our continuing ability to service and remain in compliance with applicable debt covenants or refinance our current indebtedness.
Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and quarterly report on form 10Q for the quarter ended March 31, 2020, or supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
These forward-looking statements speak only as of the date when they are made. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2020, we operated directly or indirectly through joint ventures with hospitals, 332 centers located in California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. In addition to our imaging services, we own and operate a number of technology businesses that are complementary to our imaging business. Our subsidiary eRAD, Inc., develops and sells computerized systems for the diagnostic imaging industry, which provide the technology to distribute, display, store and retrieve digital images. Over 2019 and 2020 we have made a number of investments in Artificial Intelligence (AI) with our purchases of Nulogix and DeepHealth, combined with our investment in Whiterabbit.ai and our collaborative arrangement with Hologic. Our current AI focus is to develop solutions in machine learning to assist radiologists and other clinicians in interpreting images and improving patient care, initially in the field of mammography.

The discussion below of our results centers on our performance in the second quarter ending June 30, 2020. As discussed in our Form 8-K filed on April 3, 2020, the overall impact of the coronavirus pandemic on RadNet’s business could be material to our operating results, cash flows and financial position. The magnitude of the impact will ultimately depend on the duration and extent of the COVID-19 pandemic and the impact of governmental actions and patient behavior in response to the pandemic, which remains ongoing.

As as result of the pandemic we began experiencing reduced procedure volumes in mid March which intensified through the early part of the second quarter. As economic activity has begun to ramp-up, our procedure volumes have returned to approximately 90% of our pre-COVID-19 pace, from a low of 28% pre-COVID-19 volumes experienced in April 2020. Our experience has shown that lost imaging slots in one quarter are not made up within that period or in subsequent quarters. We continue to adapt our operations in response to the pandemic where needed and were successful in implementing such measures as concentration of patient traffic to larger imaging centers, negotiating payment terms with vendors and landlords, adjusting staff levels and telecommuting.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
	2020	2019
Facilities in operation	332	340
Net revenues (millions)	$190.6	$289.1
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
The Company’s total net revenues during the three and six months ended June 30, 2020 and 2019 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial insurance	$96,349	$160,185	$251,711	$311,899
Medicare	35,082	60,151	92,587	114,280
Medicaid	4,300	7,295	10,980	14,423
Workers' compensation/personal injury	7,359	11,014	17,916	22,062
Other patient revenue	3,549	6,017	9,217	11,858
Management fee revenue	3,332	1,753	5,899	3,870
Teleradiology and Software revenue	2,200	4,063	5,971	8,449
Other	3,527	7,693	9,750	14,003
Net service fee revenue	155,698	258,171	404,031	500,844
Revenue under capitation arrangements	34,868	30,926	68,099	59,803
Total net revenue	$190,566	$289,097	$472,130	$560,647

Investment, Acquisition, and Joint Venture Activity
We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2019.
Equity Investments
As of June 30, 2020, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision:

Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans.
On March 24, 2017, we acquired an initial 12.5% equity interest in Medic Vision for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.5% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $0.2 million. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%.
In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No impairment in our investment was identified as of June 30, 2020.
Turner Imaging:
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to additional 80,000 shares December 21, 2019. No impairment in our investment was identified as of June 30, 2020.

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

To leverage their artificial intelligence expertise, we entered into a software subscription service contract to assist our radiology work flow and advanced them $4.0 million for future software subscription fees that is recorded as a prepaid expense in Prepaid and Other Current assets in our consolidated balance sheets. No impairment in our investment or the loan receivable was identified as of June 30, 2020.

Facility acquisitions
On June 1, 2020, we completed our acquisition of all the equity interests of DeepHealth Inc., ("DeepHealth") an artificial intelligence and machine learning company in an all stock purchase. As initial purchase consideration, we issued 915,132 shares at $16.93 per share (823,615 issued at execution, with up to 91,517 shares to be issued 18 months after acquisition subject to adjustment for any indemnification claims). The transaction was accounted for as an acquisition of a business and total purchase consideration determined to be approximately $34.6 million including i) 823,615 shares issued on the date of closing with fair value of $13.9 million, ii) a liability of 91,517 shares with a fair value of $1.5 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods, iii) replacement awards attributable to pre-combination service issued to DeepHealth option holders with allocated fair value of $2.0 million, iv) acquisition date fair value of contingent consideration of $17.0 million and v) $0.1 million in closing costs reimbursed to the seller. The fair values of replacement awards attributable to pre-combination service and contingent consideration are recorded in additional paid in capital upon closing of the transaction. For the contingent consideration, there are three arrangements that will be settled in a fixed number of shares upon achievement of three individual specific milestones which are mutually exclusive of each other, with 390,789, 586,184, and 195,393 shares, respectively, issuable for each milestone arrangement. The fair value of the contingent consideration was estimated at the date of acquisition based on our share price and estimated probability of the achievement of the respective milestones. We preliminarily recorded $0.1 million in current assets, $3.5 million in deferred tax liabilities, $14.8 million in intangible assets, primarily in-process research and development ("IPR&D'), and $23.4 million in goodwill. The goodwill is primarily attributable to expected post-acquisition synergies from integrating Deep Health’s assembled workforce and IPR&D technologies. The fair values of the identifiable intangible assets related to IPR&D were determined by the income method and the assets will not be amortized until completion.
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
Dispositions:
On June 1, 2020 we completed our sale of certain assets of our Imaging On Call subsidiary to RadVantage P.C. (an unrelated corporation) for approximately $1.0 thousand. With this transaction, we have exited the teleradiology business.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2020 (in thousands):

Balance as of December 31, 2019	$34,470
Equity in earnings in these joint ventures	2,900
Balance as of June 30, 2020	$37,370
We charged management service fees from the centers underlying these joint ventures of approximately $3.3 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. and $5.9 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.
The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2020 and December 31, 2019 and income statement data for the six months ended June 30, 2020 and 2019 (in thousands):

Balance Sheet Data:	June 30, 2020	December 31, 2019
Current assets	$32,318	$27,427
Noncurrent assets	67,307	61,037
Current liabilities	(10,677)	(9,217)
Noncurrent liabilities	(22,572)	(18,872)
Total net assets	$66,376	$60,375

Book value of RadNet joint venture interests	$30,894	$28,001
Cost in excess of book value of acquired joint venture interests	6,476	6,469
Total value of Radnet joint venture interests	$37,370	$34,470

Total book value of other joint venture partner interests	$35,482	$32,374

Income statement data for the six months ended June 30, 2020	2020	2019
Net revenue	$43,849	$55,624
Net income	$6,001	$8,723
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

As it relates to the Group, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by them as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to other centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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
Provider Relief Fund
In the second quarter of 2020, we received approximately $25.5 million in funding from The Provider Relief Fund, that offered government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment.

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
Deferred Revenue
DEFERRED REVENUE - Deferred revenue represents liability for payments received for performance obligations which have yet to be satisfied and is offen associated with sales of our eRad subsidiary. In April of 2020, we received approximately $39.4 million in advanced Medicare payments from the Centers for Medicare and Medicaid Services ("CMS") as part of the expanded Accelerated and Advance Payment Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As these payments are required to be repaid to CMS beginning 120 days after their receipt through offsets from new Medicare claims over a three month period, we have recorded amounts received to deferred revenue which will be amortized as Medicare reimbursements are earned. In addition, in May of 2020 we received $5.0 million in advance payments from an insurance carrier with similar repayment terms as the CMS.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at June 30, 2020 totaled $467.8 million. Indefinite Lived Intangible Assets at June 30, 2020 were $11.3 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill for impairment on October 1, 2019. In addition to the annual impairment test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding the novel strain of coronavirus ("COVID-19") pandemic and did not identify an indication of goodwill impairment being more likely than not through June 30, 2020.
Long-Lived Assets

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. To evaluate the long-lived assets our management estimates the undiscounted future cash flows expected to be derived from the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of June 30, 2020.
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
Equity Based Compensation
We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved 14,000,000 shares of common stock for issuance under the Restated Plan . We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Stock Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 4, Facility Acquisitions and Note 6, Stock-Based Compensation, for more information.
Commitments and Contingencies
We are party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, we evaluate the developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. Based on current information, we do not believe that reasonably possible or probable losses associated with pending legal proceedings would either individually or in the aggregate, have a material adverse effect on our business and consolidated financial statements. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management's expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report or further information.
Results of Operations
The following table sets forth, for the three and six months ended June 30, 2020 and 2019, the percentage that certain items in the statements of operations bears to total revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Service fee revenue	81.7%	89.3%	85.6%	89.3%
Revenue under capitation arrangements	18.3%	10.7%	14.4%	10.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Provider relief funding	13.4%	—%	5.4%	—%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	101.9%	85.3%	97.8%	87.3%
Depreciation and amortization	11.2%	6.9%	9.2%	7.1%
(Gain) loss on sale and disposal of equipment and other	(0.3)%	—%	—%	0.2%
Severance costs	0.5%	0.1%	0.2%	0.2%
Total operating expenses	113.3%	92.4%	107.2%	94.8%

INCOME (LOSS) FROM OPERATIONS	0.1%	7.6%	(1.8)%	5.2%

OTHER INCOME AND EXPENSES
Interest expense	5.7%	4.3%	4.7%	4.4%
Equity in earnings of joint ventures	(0.5)%	(0.8)%	(0.6)%	(0.7)%
Non-cash change in fair value of interest rate hedge	2.0%	—%	0.8%	—%
Other (income) expenses	(0.1)%	0.4%	—%	0.2%
Total other expenses	7.1%	4.0%	4.9%	3.9%
(LOSS) INCOME BEFORE INCOME TAXES	(7.1)%	3.7%	-6.7%	1.3%
Benefit from (provision for) income taxes	2.3%	(1.0)%	1.9%	(0.3)%
NET (LOSS) INCOME	(4.7)%	2.6%	-4.9%	1.0%
Net income attributable to noncontrolling interests	0.9%	0.9%	0.8%	0.8%
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	(5.6)%	1.7%	-5.6%	0.2%

We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three and six months ended June 30, 2020 and 2019 for our operations at a total company and same center level.
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Total Revenue inclusive of Provider Relief funding for 2020

In Thousands	Three Months Ended June 30,
Revenue	2020	2019	$ Increase/(Decrease)	% Change
Total Revenue	$216,041	$289,097	$(73,056)	(25.3)%
Same Center Revenue	$214,082	$284,338	$(70,257)	(24.7)%
Our nationwide operations were affected by the COVID-19 pandemic starting mid March 2020 which continued into the second quarter and resulted in an approximate 43% decrease in same center procedural volumes compared to the same period last year. Inclusive in the reported 2020 revenue is $25.5 million received in Provider Relief funding, which, per the official designation of the program, was used to offset lost revenues. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2019. For the three months ended June 30, 2020, net service fee revenue from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was $2.0 million. For the three months ended June 30, 2019, net service fee revenue from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was $4.8 million.

Operating Expenses

Total operating expenses for the three months ended June 30, 2020 decreased approximately $51.3 million, or 19.2%, from $267.1 million for the three months ended June 30, 2019 to $215.9 million for the three months ended June 30, 2020. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Salaries and professional reading fees, excluding stock-based compensation	$111,794	$156,441
Stock-based compensation	1,456	1,044
Building and equipment rental	26,549	26,938
Medical supplies	8,566	11,562
Other operating expenses *	45,852	50,573
Cost of operations	194,217	246,558

Depreciation and amortization	21,355	20,083
(Gain) loss on sale and disposal of equipment	(569)	101
Severance costs	859	371
Total operating expenses	$215,862	$267,113
*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended June 30,
Salaries and Professional Fees	2020	2019	$ Increase/(Decrease)	% Change
Total Salaries	$111,794	$156,441	$(44,647)	(28.5)%
Same Center Salaries	$110,376	$153,496	$(43,120)	(28.1)%

The decrease in salaries expense was a result of staff furloughs and salary reductions initiated in response to the COVID-19 crisis. To support our current operations, certain of our subsidiaries have accepted approximately $4.0 million in loans from the Paycheck Protection Program (PPP). We have used the funds to pay program approved payroll expenses to both maintain and rehire furloughed employees. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2019. For the three months ended June 30, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was $1.4 million. For the three months ended June 30, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was approximately $2.9 million.
Stock-based compensation

Stock-based compensation increased $0.4 million, or 39.4% to approximately $1.5 million for the three months ended June 30, 2020 compared to $1.0 million for three months ended June 30, 2019. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2020 as compared to RSA’s awarded and vested in the prior year’s first quarter.
Building and equipment rental

In Thousands	Three Months Ended June 30,
Building & Equipment Rental	2020	2019	$ Increase/(Decrease)	% Change
Total	$26,549	$26,938	$(390)	(1.5)%
Same Center	$25,639	$26,123	$(484)	(1.9)%

This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2019. For the three months ended June 30, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was $0.9 million. For the three months ended June 30, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was approximately $0.8 million.
Medical supplies

In Thousands	Three Months Ended June 30,
Medical Supplies Expense	2020	2019	$ Increase/(Decrease)	% Change
Total	$8,566	$11,562	$(2,996)	(25.9)%
Same Center	$8,513	$11,393	$(2,880)	(25.3)%

The reduced medical supplies expense correlated to lower procedure volumes and enabled medical supplies obtained in anticipation of pre-COVID-19 levels in the first quarter to be used throughout the second quarter. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2019. For the three months ended June 30, 2020, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was $0.1 million. For the three months ended June 30, 2019, medical supplies expense from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was $0.2 million.
Other operating expenses

In Thousands	Three Months Ended June 30,
Other Operating Expenses	2020	2019	$ Increase/(Decrease)	% Change
Total	$45,852	$50,573	$(4,721)	(9.3)%
Same Center	$45,332	$49,633	$(4,301)	(8.7)%

Other operating expenses decrease was related in part to contract re-negotiations offering improved rates from vendors across a range of services such as equipment repairs and maintenance, janitorial and billing. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2019. For the three months ended June 30, 2020, other operating expense from centers that were acquired or divested subsequent April 1, 2019 and excluded from the above comparison was $0.5 million. For the three months ended June 30, 2019, other operating expense from centers that were acquired or divested subsequent to April 1, 2019 was $0.9 million.
Depreciation and amortization

In Thousands	Three Months Ended June 30,
Depreciation & Amortization	2020	2019	$ Increase/(Decrease)	% Change
Total	$21,355	$20,083	$1,271	6.3%
Same Center	$20,784	$19,622	$1,162	5.9%

The increase in same center depreciation and amortization is primarily due to additional equipment and leasehold improvements placed in service in the second quarter in 2020 over the second quarter in 2019. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2019. For the three months ended June 30, 2020, depreciation expense from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was $0.6 million. For the three months ended June 30, 2019, depreciation and amortization from centers that were acquired or divested subsequent to April 1, 2019 and excluded from the above comparison was $0.5 million.
(Gain) loss on sale and disposal of equipment and other

We recorded a gain on the disposal of equipment and other items of approximately $0.6 million for the three months ended June 30, 2020 and a loss of approximately $0.1 million for the three months ended June 30, 2019.
Non-cash change in fair value of interest rate hedge

We recorded expense of $3.8 million for the ineffective portion of our 2019 Swaps for the three months ended June 30, 2020.
Other (income) expenses

We recorded other income of approximately $0.1 million for the three months ended June 30, 2020 and other expenses of approximately $1.3 million for the three months ended June 30, 2019 related to refinancing of our term loan debt and legal contingency charges.
Severance Costs

We incurred severance expenses of $0.9 million for the three months ended June 30, 2020 and $0.4 million for the three months ended June 30, 2019.
Interest expense

In Thousands	Three Months Ended June 30,
Interest Expense	2020	2019	$ Increase/(Decrease)	% Change
Total Interest Expense	$10,831	$12,399	$(1,568)	(12.6)%
Interest related to amortization*	$1,973	$1,109	$864	77.9%
Adjusted Interest Expense	$8,858	$11,290	$(2,432)	(21.5)%
*Includes combined non cash amortization of deferred loan costs, discount on issuance of debt and accumulated other comprehensive loss.

Excluding the non cash interest amounts for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, interest expense decreased $2.4 million, or 21.5%. The reduction in interest expense corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt in reaction to market conditions surrounding COVID-19. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2020 we recognized equity in earnings from unconsolidated joint ventures in the amount of $0.9 million and for three months ended June 30, 2019 we recognized equity in earnings from unconsolidated joint ventures of $2.2 million, an decrease of $1.3 million or (57.9)% related to the market conditions stemming from the COVID-19 pandemic.
Income tax benefit
We recorded an income tax benefit of $4.5 million, or an effective tax rate of 33.3%, for the three months ended June 30, 2020 compared to an income tax provision of $3.0 million , or an effective tax rate of 28.1% for the three months ended June 30, 2019. The income tax rates for the three and six months ended June 30, 2020 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Total Revenue inclusive of Provider Relief funding for 2020

In Thousands	Six Months Ended June 30, 2020
Revenue	2020	2019	$ Increase/(Decrease)	% Change
Total Revenue	$497,605	$560,646	$(63,042)	(11.2)%
Same Center Revenue	$470,374	$536,203	$(65,829)	(12.3)%
Our procedure volumes were affected by the COVID-19 pandemic, a downward effect that continued into the second quarter and resulted in an approximate 23% decrease in same center procedural volumes year over year. Inclusive in the reported 2020 revenue is $25.5 million received in Provider Relief funding, which, per the official designation of the program, was used to offset lost revenues. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2019. For the six months ended June 30, 2020, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $27.2 million. For the six months ended June 30, 2019, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $24.4 million.

Operating Expenses

Total operating expenses for the six months ended June 30, 2020 decreased approximately $25.2 million, or 4.7%, from $531.4 million for the six months ended June 30, 2020 to $506.2 million for the three months ended June 30, 2020. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30, 2020
	2020	2019
Salaries and professional reading fees, excluding stock-based compensation	$279,322	$311,036
Stock-based compensation	8,078	5,583
Building and equipment rental	53,445	52,167
Medical supplies	21,314	21,400
Other operating expenses *	99,476	99,429
Cost of operations	461,635	489,615

Depreciation and amortization	43,289	39,704
Loss on sale and disposal of equipment	202	1,072
Severance costs	1,076	1,002
Total operating expenses	$506,202	$531,393
*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Six Months Ended June 30, 2020
Salaries and Professional Fees	2020	2019	$ Increase/(Decrease)	% Change
Total Salaries	$279,322	$311,036	$(31,714)	(10.2)%
Same Center Salaries	$265,517	$297,343	$(31,826)	(10.7)%

The decrease in salaries expense was a result of staff furloughs and salary reductions initiated in response to the COVID-19 crisis. To support our current operations, certain of our subsidiaries have accepted approximately $4.0 million in loans from the Paycheck Protection Program (PPP). We have used the funds to pay program approved payroll expenses to both maintain and rehire furloughed employees. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the six months ended June 30, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $13.8 million. For the six months ended June 30, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was approximately $13.7 million.
Stock-based compensation

Stock-based compensation increased $2.5 million, or 44.7% to approximately $8.1 million for the six months ended June 30, 2020 compared to $5.6 million for six months ended June 30, 2019. This increase was driven by the higher fair value of RSA’s awarded and vested in the first half of 2020 as compared to RSA’s awarded and vested in the prior year’s first half.
Building and equipment rental

In Thousands	Six Months Ended June 30, 2020
Building & Equipment Rental	2020	2019	$ Increase/(Decrease)	% Change
Total	$53,445	$52,167	$1,278	2.5%
Same Center	$52,167	$48,642	$515	1.1%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the six months ended June 30, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $4.3 million. For the six months ended June 30, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was approximately $3.5 million.

Medical supplies

In Thousands	Six Months Ended June 30, 2020
Medical Supplies Expense	2020	2019	$ Increase/(Decrease)	% Change
Total	$21,314	$21,400	$(86)	(0.4)%
Same Center	$19,201	$19,744	$(543)	(2.8)%

Year over year medical supplies expense remained relatively flat due to varying factors. In the first quarter, we noted a 21% same store increase stemming from securing personal protective equipment and procurement of specialized imaging agents. While in the second quarter, a 25% same store expense reduction was correlated to lower procedural volumes. The cumulative effect of these factors has resulted in the year over year stability of medical supplies expense. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the six months ended June 30, 2020, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $2.1 million. For the six months ended June 30, 2019, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $1.7 million.
Other operating expenses

In Thousands	Six Months Ended June 30, 2020
Other Operating Expenses	2020	2019	$ Increase/(Decrease)	% Change
Total	$99,476	$99,429	$46	0.1%
Same Center	$95,384	$95,112	$272	0.3%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the six months ended June 30, 2020, other operating expense from centers that were acquired or divested subsequent January 1, 2019 and excluded from the above comparison was $4.1 million. For the six months ended June 30, 2019, other operating expense from centers that were acquired or divested subsequent to January 1, 2019 was $4.3 million.
Depreciation and amortization

In Thousands	Six Months Ended June 30, 2020
Depreciation & Amortization	2020	2019	$ Increase/(Decrease)	% Change
Total	$43,289	$39,704	$3,585	9.0%
Same Center	$40,593	$37,721	$2,872	7.6%

The increase in same center depreciation and amortization is primarily due to additional equipment and leasehold improvements placed in service in the first half of 2020 over the first half 2019. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the six months ended June 30, 2020, depreciation expense from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $2.7 million. For the six months ended June 30, 2019, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $2.0 million.
(Gain) loss on sale and disposal of equipment and other

We recorded losses on the disposal of equipment and other items of approximately $0.2 million for the six months ended June 30, 2020 and approximately $1.1 million for the six months ended June 30, 2019.

Non-cash change in fair value of interest rate hedge

We recorded expense of $3.8 million for the ineffective portion of our 2019 Swaps for the six months ended June 30, 2020.

Other (income) expenses

We recorded other income of approximately $0.1 million for the six months ended June 30, 2020 and other expenses of approximately $1.3 million for the six months ended June 30, 2019 related to refinancing of our term loan debt and legal contingency charges.
Severance Costs

We incurred severance expenses of $1.1 million for the six months ended June 30, 2020 and $1.0 million for the six months ended June 30, 2019.
Interest expense

In Thousands	Six Months Ended June 30, 2020
Interest Expense	2020	2019	$ Increase/(Decrease)	% Change
Total Interest Expense	$22,382	$24,694	$(2,312)	(9.4)%
Interest related to amortization*	$3,055	$2,021	$1,034	51.2%
Adjusted Interest Expense	$19,327	$22,673	$(3,346)	(14.8)%
*Includes combined non cash amortization of deferred loan costs, discount on issuance of debt and accumulated other comprehensive loss.

Excluding the non cash interest amounts for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, interest expense decreased $3.3 million, or 14.8%. The reduction in interest expense corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt in reaction to market conditions surrounding COVID-19. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2020 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.9 million and for six months ended June 30, 2019 we recognized equity in earnings from unconsolidated joint ventures of $4.1 million, an decrease of $1.2 million or 29.6%, related to the market conditions stemming from COVID-19.
Income tax benefit
We recorded an income tax benefit of $8.9 million, or an effective tax rate of 27.8%, for the six months ended June 30, 2020 compared to an income tax provision of $1.7 million , or an effective tax rate of 23.5% for the six months ended June 30, 2019. The income tax rates for the three and six months ended June 30, 2020 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
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
One non-GAAP measure we believe assists us is Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and excluding losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period. We have not made specific adjustments to our calculation of Adjusted EBITDA in response to COVID 19. Our net income reflected below includes the effect of the $25 million in other revenue received under the Provider Relief Fund. We have treated the PPP loans as debt, and accordingly will be liable for an interest charge related to those loans which will be included in interest expense, although the loans may ultimately be forgiven.
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
Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to RadNet, Inc. common stockholders	$(10,594)	$4,899	$(26,952)	$1,165
Benefit from income taxes	(4,475)	2,969	(8,856)	1,740
Interest expense	10,831	12,399	22,382	24,694
Severance costs	859	371	1,076	1,002
Depreciation and amortization	21,355	20,083	43,289	39,703
Non-cash employee stock-based compensation	1,456	1,044	8,078	5,583
Loss on sale and disposal of equipment and other	(569)	101	202	1,072
Non-cash change in fair value of interest rate hedge	3,843	—	3,843	—
Other expenses	(115)	1,269	(108)	1,269
Adjusted EBITDA	$22,591	$43,135	$42,954	$76,228

Liquidity and Capital Resources
The following table is a summary of key balance sheet data as of June 30, 2020 and December 31, 2019 and income statement data for the six months ended June 30, 2020 and 2019 (in thousands):

Balance Sheet Data:	June 30, 2020	December 31, 2019
Cash and cash equivalents	$84,583	$40,165
Accounts receivable	125,745	154,763
Working capital (exclusive of current operating lease liabilities)	(69,473)	(25,048)
Stockholders' equity	233,256	233,139

Income statement data for the six months ended June 30,	2020	2019
Total net revenue	$472,130	$560,647
Net (loss) income attributable to RadNet common stockholders	(26,952)	1,165
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
As noted in our forward looking statements, the COVID 19 pandemic has resulted in a reduction of procedure volumes and corresponding operating revenues. We are uncertain of the duration and ultimate severity of its effects. Although we are undertaking measures to reduce operating expenses and have received government stimulus funding, we may continue to experience operating losses. We have credit available from our current credit facilities and borrowing under those facilities is subject to continued compliance with lending covenants. We currently meet those requirements, but substantial and sustained operating losses could impact our ability to borrow under those facilities. If we are not able to meet such requirements, we may be required to seek additional financing and there can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.
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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the six months ended June 30, 2020 and 2019:

Cash Flow Data	June 30, 2020	June 30, 2019
Cash provided by operating activities	$131,465	$44,535
Cash used in investing activities	(67,602)	(76,845)
Cash (used in) provided by financing activities	(19,439)	52,430
Cash provided by operating activities for the six months ended June 30, 2020 was $131.5 million and $44.5 million for the six months ended June 30, 2019.
Cash used in investing activities for the six months ended June 30, 2020, included purchases of property and equipment for approximately $64.2 million and the acquisition of imaging facilities for $4.2 million.
Cash used in financing activities for the six months ended June 30, 2020, was due to principal payments on our term loan and equipment debt.

In 2018 and 2019 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At June 30, 2020 we have $22.5 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
At June 30, 2020, our credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $137.5 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated as of July 1, 2016 (as amended, the “First Lien Credit Agreement”).
At June 30, 2020, our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the SunTrust Restated Credit Agreement.
As of June 30, 2020, we were in compliance with all covenants under our credit facilities. Deferred financing costs at June 30, 2020, net of accumulated amortization, was $1.3 million and is specifically related to our Barclays Revolving Credit Facility.

Included in our condensed consolidated balance sheets at June 30, 2020 are $684.1 million of total term loan debt (exclusive of unamortized discounts of $11.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$630,426	$(11,639)	$618,787
SunTrust Term Loan	53,625	—	53,625
Total Term Loans	$684,051	$(11,639)	$672,412
We had no balance under our $137.5 million Barclays Revolving Credit Facility at June 30, 2020 and have reserved against the borrowing capacity $6.3 million for certain letters of credit. The remaining $131.2 million of our Barclays Revolving Credit Facility was available to draw upon as of June 30, 2020. We had no balance under our $30.0 million Suntrust Revolving Credit Facility at June 30, 2020.
For more information on our secured credit facilities see Note 5 to our condensed consolidated financial statements in this quarterly report.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.
We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2020, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $28,000 in operating expenses.
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
Interest Rate Sensitivity Barclays First Lien Term Loans

At June 30, 2020, we had $630.4 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans.

To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. The 2016 Caps are designed to provide a hedge against interest rate increases. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At June 30, 2020, our effective 6 month LIBOR was 1.00%. The 2016 Caps have a notional amount of $150,000,000 and $350,000,000 and will mature in September and October 2020. We are liable for a $5.3 million premium to enter into the 2016 Caps which is being accrued over the life of the instrument. See Note 2, Significant Accounting Policies, for further information.

A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the current Eurodollar rate would result in an increase of $6.3 million in annual interest expense and a corresponding decrease in income before taxes.

Interest Rate Sensitivity SunTrust Term Loan

At June 30, 2020, we had $54.8 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement.

At June 30, 2020, our effective LIBOR rate plus applicable margin was 3.45%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.5 million in annual interest expense and a corresponding decrease in income before taxes. No amounts are tied to the prime rate under the SunTrust Restated Agreement.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended March 31, 2020. The risks described in our Form 10-K and Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

We face various risks related to health epidemics and other outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic, changes in patient behavior related to illness, pandemic fears and market downturns, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have led to disruption of our business and volatility in the global capital markets. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the COVID-19 pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Additionally, we have received some funding from the U.S. Department of Health & Human Services (“HHS”) under the CARES Act’s Public Health and Social Services Emergency Fund (“PHSSEF”), which is geared towards supporting healthcare-related expenses or lost revenue attributable to COVID-19. Nonetheless, no assurance that such types of measures and funding whether already enacted or to be enacted will be effective or achieve their desired results in a timely fashion, including as it relates to our business operations. Moreover, while we believe we are in compliance with the applicable terms and conditions of funding under PHSSEF, compliance-related guidance for the program remains in process with HHS, and we may face enforcement risk if we are found to have failed to comply with such terms and conditions.

If significant portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted.

We currently believe our results of operations will be negatively impacted by these developments in addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Given the many uncertainties and far reaching consequences of potential developments, we cannot assure that the COVID-19 outbreak and the many related impacts will not require extended or additional diagnostic center closures and other disruptions to our business or will not materially and adversely affect our business, results of operations and financial condition in fiscal 2020 and beyond.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2020, we completed our purchase of Deep Health, Inc. by issuing 823,615 shares of our common stock to purchase all of Deep Health's shares and share equivalents. The shares were ascribed a value of $13.9 million and were issued pursuant to the private placement exemption contained in Section 4(a)(2) of the Securities Act.

ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

INDEX TO EXHIBITS

Exhibit Number	Description

10.17	Nonqualified Deferred Compensation Plan Compensation Plan, effective as of May 5, 2016 (incorporated by reference to exhibit filed with form 8-K on May 9, 2016)**

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: August 10, 2020	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)