Form 10-Q
period 2020-09-30
RadNet, Inc.
filed 2020-11-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
The number of shares of the registrant’s common stock outstanding on November 5, 2020 was 51,636,099 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89,739	$40,165
Accounts receivable	137,411	154,763
Due from affiliates	424	1,242
Prepaid expenses and other current assets	31,482	45,004
Total current assets	259,056	241,174
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	361,950	367,795
Operating lease right-of-use assets	451,613	445,477
Total property, equipment and right-of-use assets	813,563	813,272
OTHER ASSETS
Goodwill	470,685	441,973
Other intangible assets	57,152	42,994
Deferred financing costs	1,944	1,559
Investment in joint ventures	35,571	34,470
Deferred tax assets, net of current portion	42,188	34,548
Deposits and other	37,707	36,996
Total assets	$1,717,866	$1,646,986
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$205,701	$207,585
Due to affiliates	12,287	14,347
Deferred revenue	45,846	1,316
Current finance lease liability	3,041	3,283
Current operating lease liability	67,449	61,206
Current portion of notes payable	39,463	39,691
Total current liabilities	373,787	327,428
LONG-TERM LIABILITIES
Long-term finance lease liability	1,108	3,264
Long-term operating lease liability	428,233	420,922
Notes payable, net of current portion	627,179	652,704
Other non-current liabilities	41,438	9,529
Total liabilities	1,471,745	1,413,847
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 51,596,098 and 50,314,328 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in-capital	306,079	262,865
Accumulated other comprehensive loss	(24,923)	(8,026)
Accumulated deficit	(123,956)	(103,159)
Total RadNet, Inc.'s stockholders' equity	157,205	151,685
Noncontrolling interests	88,916	81,454
Total equity	246,121	233,139
Total liabilities and equity	$1,717,866	$1,646,986

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Service fee revenue	$256,730	$261,908	$660,760	$762,751
Revenue under capitation arrangements	35,046	30,784	103,145	90,587
Total service revenue	291,776	292,692	763,905	853,338
Provider relief funding	221	—	25,696	—
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	246,462	254,383	708,095	743,997
Depreciation and amortization	21,247	20,490	64,536	60,193
Loss on sale and disposal of equipment and other	342	917	543	1,990
Severance costs	571	52	1,647	1,054
Total operating expenses	268,622	275,842	774,821	807,234
INCOME FROM OPERATIONS	23,375	16,850	14,780	46,104

OTHER INCOME AND EXPENSES
Interest expense	11,061	11,895	33,443	36,589
Equity in earnings of joint ventures	(2,276)	(1,955)	(5,176)	(6,072)
Non-cash change in fair value of interest rate hedge	679	—	4,523	—
Other (income) expenses	(139)	2	(247)	1,271
Total other expenses	9,325	9,942	32,543	31,788
INCOME (LOSS) BEFORE INCOME TAXES	14,050	6,908	(17,763)	14,316
(Provision for) benefit from income taxes	(3,825)	(1,816)	5,029	(3,556)
NET INCOME (LOSS)	10,225	5,092	(12,734)	10,760
Net income attributable to noncontrolling interests	4,069	1,897	8,063	6,400
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$6,156	$3,195	$(20,797)	$4,360

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.12	$0.06	$(0.41)	$0.09

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.12	$0.06	$(0.41)	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	51,358,603	49,807,460	50,746,380	49,597,138
Diluted	51,955,815	50,360,360	50,746,380	50,113,306
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$10,225	$5,092	$(12,734)	$10,760
Foreign currency translation adjustments	11	(23)	6	(28)
Change in fair value of cash flow hedge, net of taxes	195	(5,283)	(18,764)	(14,481)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	969	—	1,861	—
COMPREHENSIVE INCOME (LOSS)	11,400	(214)	(29,631)	(3,749)
Less comprehensive income attributable to noncontrolling interests	4,069	1,897	8,063	6,400
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$7,331	$(2,111)	$(37,694)	$(10,149)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended September 30, 2020 and September 30, 2019.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - July 1, 2020	51,554,760	$5	$304,012	$(26,098)	$(130,111)	$147,808	$85,448	$233,256

Issuance of common stock under the equity compensation plan	37,000	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	4,338	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,067	—	—	2,067	—	2,067
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(601)	(601)
Change in cumulative foreign currency translation adjustment	—	—	—	11	—	11	—	11
Change in fair value of cash flow hedge, net of taxes	—	—	—	195	—	195	—	195
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	969	—	969	—	969
Other	—	—	—	—	(1)	(1)	—	(1)
Net income	—	—	—	—	6,156	6,156	4,069	10,225
BALANCE-SEPTEMBER 30, 2020	51,596,098	$5	$306,079	$(24,923)	$(123,956)	$157,205	$88,916	$246,121

BALANCE - July 1, 2019	50,127,234	$5	$257,607	$(6,942)	$(116,752)	$133,918	$78,512	$212,430
Issuance of common stock under the equity compensation plan	25,000	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,356	—	—	1,356	—	1,356
Issuance of common stock for purchase of membership interest in HVRA	101,902	—	1,500	—	—	1,500	—	1,500
Change in cumulative foreign currency translation adjustment	—	—	—	(23)	—	(23)	—	(23)
Change in fair value cash flow hedge, net of taxes	—	—	—	(5,283)	—	(5,283)	—	(5,283)
Other	—	—	—	(2)	2	—	—	—
Net income	—	—	—	—	3,195	3,195	1,897	5,092
BALANCE-SEPTEMBER 30, 2019	50,254,136	$5	$260,463	$(12,250)	$(113,555)	$134,663	$80,409	$215,072

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the nine months ended September 30, 2020 and September 30, 2019.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2020	50,314,328	$5	$262,865	$(8,026)	$(103,159)	$151,685	$81,454	$233,139

Issuance of common stock under the equity compensation plan	453,817	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	4,338	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,203	—	—	10,203	—	10,203
Issuance of common stock for sale of unregistered securities for the DeepHealth acquisition	823,615	—	33,011	—	—	33,011	—	33,011
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(601)	(601)
Change in cumulative foreign currency translation adjustment	—	—	—	6	—	6	—	6
Change in fair value cash flow hedge, net of taxes	—	—	—	(18,764)	—	(18,764)	—	(18,764)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	1,861	—	1,861	—	1,861
Net loss	—	—	—	—	(20,797)	(20,797)	8,063	(12,734)
BALANCE-SEPTEMBER 30, 2020	51,596,098	$5	$306,079	$(24,923)	$(123,956)	$157,205	$88,916	$246,121

BALANCE - January 1, 2019	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253
Issuance of common stock upon exercise of options	10,000	—	50	—	—	50	—	50
Issuance of common stock under the equity compensation plan	726,042	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,993	—	—	6,993	—	6,993
Issuance of common stock for purchase of membership interest in HVRA	440,207	—	6,000	—	—	6,000	—	6,000
Forfeiture of restricted stock	(1,500)	—	(5)	—	—	(5)	—	(5)
Sale of noncontrolling interests, net of taxes	—	—	3,090	—	—	3,090	2,008	5,098
Purchase of noncontrolling interests	—	—	—	—	—	—	(1,818)	(1,818)
Contribution from noncontrolling partner	—	—	—	—	—	—	750	750
Issuance of common stock for purchase of Nulogix	101,902	—	1,500	—	—	1,500	—	1,500
Change in cumulative foreign currency translation adjustment	—	—	—	(28)	—	(28)	—	(28)
Change in fair value cash flow hedge, net of taxes	—	—	—	(14,481)	—	(14,481)	—	(14,481)
Net income	—	—	—	—	4,360	4,360	6,400	10,760
BALANCE-SEPTEMBER 30, 2019	50,254,136	$5	$260,463	$(12,250)	$(113,555)	$134,663	$80,409	$215,072

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,734)	$10,760
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	64,536	60,193
Amortization of operating lease right-of-use assets	50,769	49,948
Equity in earnings of joint ventures, net of dividends	530	(2,148)
Amortization of deferred financing costs and loan discount	3,266	3,103
Loss on sale and disposal of equipment and other	543	1,990
Amortization of cash flow hedge	2,204	—
Non-cash change in fair value of interest rate hedge	4,523	—
Stock-based compensation	10,144	6,963
Other non-cash items included in cost of operations	—	(559)
Change in fair value of contingent consideration	(145)	(1,749)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	17,380	(3,467)
Other current assets	13,522	(1,569)
Other assets	(700)	(5,770)
Deferred taxes	(7,640)	(4,230)
Operating lease liability	(43,351)	(49,721)
Deferred revenue	44,530	(490)
Accounts payable, accrued expenses and other	22,966	19,349
Net cash provided by operating activities	170,343	82,603
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions	(10,125)	(27,150)
Equity investments at fair value	—	(143)
Purchase of property and equipment	(77,303)	(68,269)
Proceeds from sale of equipment	779	760
Proceeds from the sale of equity interests in a joint venture	—	132
Nulogix return of capital	—	792
Equity contributions in existing and purchase of interest in joint ventures	(1,631)	(103)
Net cash used in investing activities	(88,280)	(93,981)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(2,704)	(4,778)
Payments on term loan debt	(32,472)	(29,918)
Additional deferred finance costs on revolving loan amendment	(741)	—
Proceeds from debt issuance, net of issuing costs	—	97,144
Proceeds from Payment Protection Program	4,023	—
Distributions paid to noncontrolling interests	(601)	(1,818)
Proceeds from sale of noncontrolling interest	—	5,275
Contribution from noncontrolling partner	—	750
Proceeds from revolving credit facility	250,900	251,200
Payments on revolving credit facility	(250,900)	(279,200)
Proceeds from issuance of common stock upon exercise of options	—	50
Net cash (used in) provided by financing activities	(32,495)	38,705
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6	(28)
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,574	27,299
CASH AND CASH EQUIVALENTS, beginning of period	40,165	10,389
CASH AND CASH EQUIVALENTS, end of period	$89,739	$37,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$31,210	$36,058

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $28.1 million and $14.1 million during the nine months ended September 30, 2020 and 2019, respectively, which were not paid for as of September 30, 2020 and 2019, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On June 1, 2020, we completed our stock purchase of DeepHealth, Inc. by issuing 823,615 shares of our common stock to purchase all of DeepHealth's shares and share equivalents. The shares were ascribed a value of $13.9 million.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services with operations in seven U.S. states. At September 30, 2020, we operated, directly or indirectly through joint ventures with hospitals, 334 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians the convenience of a single location to serve the needs of multiple procedures. In addition to our imaging services, we design and develop software applications, Artificial Intelligence tools and other computerized systems for the diagnostic imaging industry. Our operations comprise a single segment for financial reporting purposes.

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

The Group on a combined basis recognized $38.3 million and $40.6 million of revenue, net of management services fees to RadNet, for the three months ended September 30, 2020 and 2019, respectively and $38.3 million and $40.6 million of operating expenses for the three months ended September 30, 2020 and 2019, respectively. RadNet recognized $169.0 million and $154.5 million of total billed net service fee revenue for the three months ended September 30, 2020, and 2019, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The Group on a combined basis recognized $104.8 million and $116.9 million of revenue, net of management services fees to RadNet, for the nine months ended September 30, 2020 and 2019, respectively and $104.8 million and $116.9 million of operating expenses for the nine months ended September 30, 2020 and 2019, respectively. RadNet recognized $433.3 million and $456.1 million of total billed net service fee revenue for the nine months ended September 30, 2020, and 2019, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, we have included approximately $84.5 million and $100.3 million, respectively, of accounts receivable and approximately $10.7 million and $7.0 million of accounts payable and accrued liabilities related to the Group, respectively.

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

At all of our centers not serviced by the Group we have entered into long-term contracts (typically up to 40 years) with independent radiology groups to provide physician services at those centers. These radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the value of the services we provide. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us and we have no economic controlling interest in these radiology practices as such, the financial results of these practices are not consolidated in our financial statements.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2020 and 2019 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2019.
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
Our total service revenues during the three and nine months ended September 30, 2020 and 2019 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial insurance	$160,524	$163,152	$412,415	$475,064
Medicare	62,704	61,599	154,847	175,825
Medicaid	7,098	7,128	18,072	21,564
Workers' compensation/personal injury	7,183	10,865	25,705	32,950
Other patient revenue	8,328	6,085	17,211	17,947
Management fee revenue	2,675	1,792	8,574	5,662
Teleradiology and Software revenue	2,349	4,412	8,319	12,861
Other	5,869	6,875	15,617	20,878
Service fee revenue	256,730	261,908	660,760	762,751
Revenue under capitation arrangements	35,046	30,784	103,145	90,587
Total service revenue	$291,776	$292,692	$763,905	$853,338

COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. Patient volumes and the related revenues for our services were significantly impacted during the latter portion of the first quarter through the middle of the third quarter of 2020 as a result of federal, state and local government mandated restrictions requiring many people to remain at home and forced the closure of or limitations on certain businesses, as well as suspended elective procedures by health care facilities. Many of these restrictions have been eased or completely lifted across the states the Company operates in however, we are unable to predict the future impact of the pandemic on our operations.

During the nine months ended September 30, 2020, we received $39.4 million of accelerated Medicare payments, $5.0 million from Blue Cross, $25.7 million from the general distribution and $4.0 million from the Paycheck Protection Program established through the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The accelerated Medicare payments are recorded under the caption “ Deferred Revenue“ in our condensed consolidated balance sheet and will be repaid beginning in 2021. The general distribution funds were accounted for as government grants and recognized as other revenue, once reasonable assurance that the applicable terms and conditions required to retain the funds were met, under the caption “Provider relief funding” in our condensed Consolidated Statements of Operations

During the three months ended September 30, 2020, the Department of Health and Human Services significantly changed the measurement of Provider Relief Funds that providers are able to retain. We received approximately $0.2 million in funding and based on our assessment of the likelihood of meeting the applicable terms and conditions of the general distribution we continue to recognized the funds received as other revenue.

The CARES Act also providers for a payment deferral of the employer portion of Social Security tax incurred during the pandemic, allowing half of such payroll taxes to be deferred until December 2021 and the remaining half until December 2022. At September 30, 2020, the Company had deferred $10.8 million of Social Security taxes. These payment deferrals are recorded as payroll tax liability under the caption “Accounts payable, accrued expenses and other” in our condensed consolidated balance sheet.

We believe the extent of the COVID-19 pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the scope and duration of stay-at-home practices, business closures and restrictions, suspensions of elective procedures and continued decline in procedure volumes for an indeterminable length of time and incremental expenses required for supplies and personal protective equipment. Because of these uncertainties, we cannot estimate the length or impact of the pandemic on our business. If we incur declines in cash flows and results of operations, such declines could have an impact on the inputs and assumptions used in significant accounting estimates, including implicit prices concessions related to uninsured patient accounts, and potential impairment of goodwill and long-lived assets. During the third quarter of 2020, procedure volumes increased and have had a positive impact on our patient revenue. However, the impact of COVID-19 in future periods may vary and could adversely impact our results of operations.

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

In 2018 and 2019 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At September 30, 2020 we have $20.4 million remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital. To employ the CECL model for the notes receivable, we assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis. In the event of a significant past due balance, as the sold receivables were already revalued and recorded at net realizable value, we can mitigate the expected credit loss by offsetting any collections from the underlying factored receivables and not remitting that to the counter party.
DEFERRED REVENUE - As noted above, in April of 2020, we received approximately $39.4 million in advanced Medicare payments from the Centers for Medicare and Medicaid Services ("CMS") as part of the expanded Accelerated and Advance Payment Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As these payments are required to be repaid to CMS beginning 120 days after their receipt through offsets from new Medicare claims over a three month period, we have recorded amounts received to deferred revenue which will be amortized as Medicare reimbursements are earned. In addition, in May of 2020 we received $5.0 million in advance payments from an insurance carrier with similar repayment terms as the CMS.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.9 million and $1.6 million, as of September 30, 2020 and December 31, 2019, respectively and related to our Barclays line of credit. See Note 5, Credit Facilities and Notes Payable for more information.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at September 30, 2020 totaled $470.7 million. Indefinite lived intangible assets at September 30, 2020 were $11.3 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2019, noting no impairment. In addition to the annual impairment test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding the novel strain of coronavirus ("COVID-19") pandemic and did not identify an indication of goodwill impairment being more likely than not through September 30, 2020. Activity in goodwill for the nine months ended September 30, 2020 is provided below (in thousands):

Balance as of December 31, 2019	$441,973
Goodwill acquired through the acquisition of Olney Open MRI, LLC	601
Goodwill acquired through the acquisition of MRI at Woodbridge, LLC	1,833
Goodwill acquired through the acquisition of DeepHealth, Inc.	23,396
Goodwill acquired through the acquisition of AZ-Tech Radiology & Open MRI, LLC	2,882
Balance as of September 30, 2020	$470,685
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
We recorded an income tax expense of $3.8 million, or an effective tax rate of 27.2%, for the three months ended September 30, 2020 compared to an income tax expense of $1.8 million, or an effective tax rate of 26.3% for the three months ended September 30, 2019. We recorded an income tax benefit of $5.0 million, or an effective tax rate of 28.3%, for the nine months ended September 30, 2020 compared to an income tax expense of $3.6 million , or an effective tax rate of 24.8% for the nine months ended September 30, 2019.The income tax rates for the three and nine months ended September 30, 2020 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
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
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets in 2020. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved 14,000,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of options, stock awards, stock appreciation rights, stock units, and cash awards. Stock options generally vest over three to five years and expire five to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Stock Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 4, Facility Acquisitions and Note 6, Stock-Based Compensation, for more information.
COMPREHENSIVE INCOME (LOSS) - ASC 220 establishes rules for reporting and displaying comprehensive income or loss and its components. Our unrealized gains or losses on foreign currency translation adjustments, interest rate cap and swap agreements are included in comprehensive loss and are included in the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.
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
At inception, we designated our 2016 Caps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity since such hedge has been determined to be effective. See Fair Value Measurements section below for the fair value of the 2016 Caps at September 30, 2020.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2016 Caps is as follows (amounts in thousands):

For the three months ended September 30, 2020
Account	July 1, 2020 Balance	Amount of comprehensive gain recognized on derivative net of taxes	September 30, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	(1,409)	195	(1,214)	Liabilities and Equity

For the nine months ended September 30, 2020
Account	January 1, 2020 Balance	Amount of comprehensive gain recognized on derivative net of taxes	September 30, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	(1,877)	663	(1,214)	Liabilities and Equity
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
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. As a result of the economic impact of the coronavirus pandemic, which precipitated a reduction in interest rates , the cash flows for both our $400,000,000 notional interest rate swap contract locked in at 2.05% due October 2025 and our $100,000,000 notional interest rate swap contract locked in at 1.96% do not match the cash flows for our First Lien Term Loans and so we have determined that they are not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400,000,000 notional and after July 1, 2020 for the $100,000,000 notional will be recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount will be amortized to interest expense through October 2025 at approximately $0.4 million per month.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended September 30, 2020
Account	July 1, 2020 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	September 30, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(24,406)	$—	$969	$(23,437)	Liabilities and Equity

For the nine months ended September 30, 2020
Account	January 1, 2020 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	September 30, 2020 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(5,870)	$(19,428)	$1,861	$(23,437)	Liabilities and Equity
A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps for the Swaps that became ineffective during the third quarter is as follows (amounts in thousands):

For the three months ended September 30, 2020
Ineffective interest rate swap	Amount of loss recognized in income on derivative (current period ineffective portion)	Location of loss recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of gain (Loss) reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$(679)	Other income (expense)	$(1,312)	Equity and Interest Expense

For the nine months ended September 30, 2020
Ineffective interest rate swap	Amount of loss recognized in income on derivative (current period ineffective portion)	Location of loss recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of gain (Loss) reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$(4,523)	Other income (expense)	$(2,204)	Equity and Interest Expense
See Fair Value Measurements section below for the fair value of the 2016 caps and 2019 swaps at September 30, 2020.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 caps - Interest Rate Contracts	$—	$182	$—	$182
2019 swaps - Interest Rate Contracts	$—	$39,983	$—	$39,983

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 caps - Interest Rate Contracts	$—	$1,081	$—	$1,081
2019 swaps - Interest Rate Contracts	$—	$9,477	$—	$9,477
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
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$663,140	$—	$663,140	$673,227

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$708,948	$—	$708,948	$705,699
As of September 30, 2020 and at December 31, 2019 our Barclays revolving credit facility had no balance outstanding. Our SunTrust revolving credit facility relating to our consolidated subsidiary NJIN, had no principal amount outstanding at September 30, 2020 and at December 31, 2019.
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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$6,156	$3,195	$(20,797)	$4,360

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	51,358,603	49,807,460	50,746,380	49,597,138
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.12	$0.06	$(0.41)	$0.09

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	51,358,603	49,807,460	50,746,380	49,597,138
Add nonvested restricted stock subject only to service vesting	120,605	200,567		191,375
Add additional shares issuable upon exercise of stock options and warrants	476,607	352,333		324,793
Weighted average number of common shares used in calculating diluted net income per share	51,955,815	50,360,360	50,746,380	50,113,306
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.12	$0.06	$(0.41)	$0.09

Stock options and non vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Nonvested restricted stock subject to service vesting	—	—	331,659	—
Shares issuable upon the exercise of stock options:	48,948	—	933,370	—

EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of September 30, 2020, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. On March 24, 2017, we acquired an initial 12.5% equity interest in Medic Vision for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.5% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $0.2 million. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No observable price changes or impairment in our investment was identified as of September 30, 2020.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to additional 80,000 shares December 21, 2019. No observable price changes impairment in our investment was identified as of September 30, 2020.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million, the principal of which is due November 2022. To leverage their artificial intelligence expertise, we entered into a software subscription service contract to assist our radiology work flow and advanced them $4.0 million for future software subscription fees that is recorded as a prepaid expense in Prepaid and Other Current assets in our consolidated balance sheets. No observable price changes or impairment in our investment or the loan receivable was identified as of September 30, 2020.
INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of September 30, 2020.
Joint venture investment contribution
In the month of August 2020, we made additional cash contributions to our Santa Monica Imaging Group, LLC partnership in the amount of $1.6 million in support of its expanded operations. We maintain our 35% economic interest in the partnership.

Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2020 (in thousands):

Balance as of December 31, 2019	$34,470
Equity in earnings in these joint ventures	5,176
Distribution of earnings	(5,706)
Equity contributions in existing joint ventures	1,631
Balance as of September 30, 2020	$35,571
We charged management service fees from the centers underlying these joint ventures of approximately $2.7 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $8.6 million and $7.8 million for the nine months ended September 30, 2020 and 2019, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.
The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2020 and December 31, 2019 and income statement data for the nine months ended September 30, 2020 and 2019 (in thousands):

Balance Sheet Data:	September 30, 2020	December 31, 2019
Current assets	$26,618	$27,427
Noncurrent assets	70,576	61,037
Current liabilities	(10,487)	(9,217)
Noncurrent liabilities	(22,751)	(18,872)
Total net assets	$63,956	$60,375

Book value of RadNet joint venture interests	$29,121	$28,001
Cost in excess of book value of acquired joint venture interests and other	6,450	6,469
Total value of Radnet joint venture interests	$35,571	$34,470

Total book value of other joint venture partner interests	$34,835	$32,374

Income statement data for the nine months ended September 30,	2020	2019
Net revenue	$78,988	$80,115
Net income	$13,651	$13,718

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

NOTE 4 – FACILITY ACQUISITIONS AND DISPOSITIONS
Acquisitions:

On August 31, 2020 we completed our acquisition of certain assets of AZ-Tech Radiology & Open MRI, LLC, consisting of eight multi-modality imaging centers located in the Phoenix, Arizona area for purchase consideration of $5.5 million. We made a preliminary fair value determination of the acquired assets and assumed liabilities and approximately $2.5 million in property and equipment, $7.6 million in right-of-use assets, $0.1 million in other assets, $7.6 million in operating lease liabilities, and $2.9 million in goodwill were recorded.

On June 1, 2020, we completed our acquisition of all the equity interests of DeepHealth Inc., ("DeepHealth") an artificial intelligence and machine learning company in an all stock purchase. As initial purchase consideration, we issued 915,132 shares at $16.93 per share (823,615 issued at execution, with up to 91,517 shares to be issued 18 months after acquisition subject to adjustment for any indemnification claims). The transaction was accounted for as an acquisition of a business and total purchase consideration determined to be approximately $34.6 million including i) 823,615 shares issued on the date of closing with fair value of $13.9 million, ii) a liability of 91,517 shares with a fair value of $1.5 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods, iii) replacement awards attributable to pre-combination service issued to DeepHealth option holders with allocated fair value of $2.0 million, iv) acquisition date fair value of contingent consideration of $17.0 million and v) $0.1 million in closing costs reimbursed to the seller. The fair values of replacement awards attributable to pre-combination service and contingent consideration are recorded in additional paid in capital upon closing of the transaction. For the contingent consideration, there are three arrangements that will be settled in a fixed number of shares upon achievement of three individual specific milestones which are mutually exclusive of each other, with 390,789, 586,184, and 195,393 shares, respectively, issuable for each milestone arrangement. The fair value of the contingent consideration was estimated at the date of acquisition based on our share price and estimated probability of the achievement of the respective milestones. We preliminarily recorded $0.1 million in current assets, $3.5 million in deferred tax liabilities, $14.8 million in intangible assets, primarily in-process research and development ("IPR&D'), and $23.4 million in goodwill. The goodwill is primarily attributable to expected post-acquisition synergies from integrating DeepHealth’s assembled workforce and IPR&D technologies. The fair values of the identifiable intangible assets related to IPR&D were determined by the income method and the assets will not be amortized until completion.

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

NOTE 5 – CREDIT FACILITIES AND NOTES PAYABLE
As of September 30, 2020 and December 31, 2019 our debt obligations consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$620,727	$649,824
Discounts on First Lien Term Loans	(10,669)	(13,579)
SunTrust Term Loan Agreement collateralized by NJIN's tangible and intangible assets	52,500	55,875
Paycheck Protection Program loans at 1% due April 2022	4,037	—
Equipment note payable at 4.6%, due through 2020, collateralized by medical equipment	47	275
Total debt obligations	666,642	692,395
Less: current portion	(39,463)	(39,691)
Long term portion debt obligations	$627,179	$652,704

Included in our condensed consolidated balance sheets at September 30, 2020 are $620.7 million of First Lien Term Loans and $52.5 million of SunTrust Term Loan debt for a combined total of $673.2 million of total term loan debt (exclusive of unamortized discounts of $10.7 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$620,727	$(10,669)	$610,058
SunTrust Term Loan	52,500	—	52,500
Total Term Loans	$673,227	$(10,669)	$662,558
We had no balance under our $195.0 million Barclays Revolving Credit Facility at September 30, 2020 and have reserved $6.3 million for certain letters of credit. The remaining $188.7 million of our Barclays Revolving Credit Facility was available to draw upon as of September 30, 2020. We had no balance under our $30.0 million SunTrust Revolving Credit Facility related to our consolidated subsidiary NJIN at September 30, 2020.
Senior Secured Credit Facilities
Barclays Credit Facilities:
At September 30, 2020, (a) our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $195.0 million (the “Barclays Revolving Credit Facility”) and (b) our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility").
As of September 30, 2020, we were in compliance with all covenants under our credit facilities. Deferred financing costs at September 30, 2020, net of accumulated amortization, was $1.9 million and is specifically related to our Barclays Revolving Credit Facility.

Our First Lien Term Loans bear interest at either an Adjusted Eurodollar Rate or a Base Rate, plus an applicable margin according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At September 30, 2020 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.00% and 3.25%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.75% and 2.75%, respectively.

The First Lien Credit Agreement provides for quarterly payments of principal under the First Lien Term Loans in the amount of approximately $9.7 million. The First Lien Term Loans will mature on July 21, 2023 unless otherwise accelerated under the terms of the First Lien Credit Agreement.
SunTrust Credit Facilities:

Our SunTrust Term Loan bears interest at either an Adjusted Eurodollar Rate or a Base Rate, plus an applicable margin according to the following schedule:

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

The loans and other obligations outstanding under the SunTrust Restated Credit Agreement currently bear applicable margin and fees based on Pricing Level III described above. The loans outstanding under the SunTrust Restated Credit Agreement currently bear interest based on a three month Eurodollar election of 2.00%, plus the applicable margin.

The scheduled amortization of the SunTrust Term Loan began December 31, 2018 with quarterly payments of $0.8 million, representing annual amortization equal to 5.00% of the original principal amount of the SunTrust Term Loan. At scheduled intervals, the quarterly amortization increases by $0.4 million, with the remaining balance to be paid at maturity. The SunTrust Term Loan will mature on August 1, 2023 unless otherwise accelerated under the terms of the SunTrust credit facility.

Revolving Credit Facilities
Barclays Revolving Credit Facility

Revolving loans borrowed under the Barclays Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate plus an applicable margin. Rates of the applicable margin for borrowing under the Revolving Credit Facility also change depending on our leverage ratio and are the same rates as noted in the schedule above for First Lien Term Loans. As of September 30, 2020, the effective interest rate payable on revolving loans was 6.00%.
Letters of credit issued under the Barclays Revolving Credit Facility, letter of credit fees accrue at the applicable margin of Adjusted Eurodollar Rate, currently 3.75% , and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Revolving Credit Facility.
The Barclays Revolving Credit Facility will terminate on the earliest to occur of July 1, 2023 or its earlier termination to specific events of default pursuant to the First Lien Credit Agreement.

Our Barclays Revolving Credit Facility was amended in August 2020 to add $57.5 million of revolving commitments and extend the maximum borrowing capacity to $195.0 million. Total issue costs added in relation to the eighth amendment amounted to approximately $0.7 million and was capitalized as deferred financing costs and will be amortized over the remaining term of the agreement.

SunTrust Revolving Credit Facility

Our SunTrust Revolving Credit Facility is available to NJIN for funding requirements, with an available borrowing limit of $30.0 million. Revolving loan borrowed under the SunTrust Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate plus an applicable margin. Rates of the applicable margin for borrowing under the Revolving Credit Facility also change depending on our leverage ration and are the same rates noted in the schedule above for the SunTrust Term Loan. The SunTrust Revolving Credit Facility terminates on August 31, 2023 unless all amounts outstanding otherwise have been declared or have automatically become due and payable (whether by acceleration or otherwise). NJIN has not borrowed against the revolving credit line.

Recent Amendments to credit facilities:
Barclays Credit Facilities:

On August 28, 2020, RadNet, Inc. entered into Amendment No. 8, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement "the Eighth Amendment". The Eighth Amendment amends the First Lien Credit Agreement to add $57.5 million of revolving commitments to the Barclays Revolving Credit Facility extending the maximum borrowing capacity under the revolving credit facility to $195.0 million while leaving the maturity date of July 1, 2023 unchanged. Total issue costs added in relation to the Eighth Amendment amounted to approximately $0.7 million and was capitalized as deferred financing costs and will be amortized over the remaining term of the agreement.

On April 18, 2019 we entered into the following two amendments to the First Lien Credit Agreement: (i) Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Sixth Amendment”); and (ii) Amendment No. 7 to Credit and Guaranty Agreement (the “Seventh Amendment”). The Sixth Amendment amended the First Lien Credit Agreement to issue $100.0 million in incremental First Lien Term Loans and to add an additional $20.0 million of revolving commitments to the Barclay's Revolving Credit Facility. The Seventh Amendment amended the First Lien Credit Agreement to extend the maturity date of the Barclays Revolving Credit Facility by an additional two years to July 1, 2023, unless sooner terminated in accordance with the terms of the First Lien Credit Agreement. Total issue costs added in relation to the Sixth and Seventh amendments in 2019 amounted to approximately $4.4 million. Of this amount, $2.1 million was identified and capitalized as discount on debt, $0.7 million was capitalized as deferred financing costs, and $1.6 million was expensed. Amounts capitalized will be amortized over the remaining term of the agreement.

Paycheck Protection Program
The Paycheck Protection Program (PPP) includes funds available for loans to small business and Medicare providers to support operations during the COVID-19 pandemic. The funds are administered by the Small Business Administration (SBA), through approved lenders and do not require collateral or personal guarantees. We received our loans based on being a Medicare provider. The terms and conditions for participation require entities to certify that economic uncertainty related to the COVID-19 pandemic makes the loan necessary to support their current operations, and that they will use the funds to retain workers (e.g., by paying salaries, providing paid sick/medical leave and health insurance benefits) and pay certain debts (mortgage obligations) and expenses (e.g. rent, utilities, telephone). The loans have a 1.0% fixed interest rate and are due in 2 years. Initial repayments have been deferred for six months. The loans are eligible for forgiveness subject to salary limitations and employee retention levels. Certain of our consolidated subsidiaries received four loans totaling $4.0 million. We have accounted for the funds received as debt and recorded a liability for the full amount of proceeds received. Interest will be accrued over the term of the loans. If we meet the eligibility requirements for forgiveness the amounts forgiven will be recognized in the income statement as a gain on loan extinguishment in accordance with accounting guidance.

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
As of September 30, 2020, we had outstanding options to acquire 527,899 shares of our common stock, of which options to acquire 298,863 shares were exercisable. The following summarizes all of our option transactions for the nine months ended September 30, 2020:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	478,951	$8.21
Granted	48,948	20.43
Balance, September 30, 2020	527,899	9.34	6.59	$3,419,956
Exercisable at September 30, 2020	298,863	7.48	5.85	2,353,438
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2020 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on September 30, 2020. No options were exercised during the nine months ended September 30, 2020. As of September 30, 2020, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.7 million which is expected to be recognized over a weighted average period of approximately 1.68 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted 412,434 options at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of September 30, 2020, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $4.3 million which is expected to be recognized over a weighted average period of approximately 2.53 years.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	—
Granted, June 1, 2020	412,434	$—
Exercised	(6,963)	—
Balance, September 30, 2020	405,471	—	8.65	$6,223,980
Exercisable at September 30, 2020	24,211	—	8.65	371,639
Restricted Stock Awards
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of September 30, 2020, we have issued a total of 6,551,872 RSA’s of which 331,659 were unvested at September 30, 2020. The following summarizes all unvested RSA’s activities during the nine months ended September 30, 2020:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2019	387,934		$11.61
Changes during the period
Granted	457,596		$19.66
Vested	(513,871)		$15.47
RSA's unvested at September 30, 2020	331,659	1.11	$16.67
We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.
Other stock bonus awards
The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the nine months ended September 30, 2020 awards totaling 26,078 shares were granted.
Plan summary
In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2020, we had issued 15,384,316 total shares between options, RSA’s and other stock awards. With options canceled and RSA’s forfeited amounting to 3,281,040 and 61,703 shares, respectively, there remain 1,958,427 shares available under the Restated Plan for future issuance.
The DeepHealth options were issued outside of the Restated Plan and are a direct result of our acquisition and not included in the share count of the Restated Plan.

NOTE 7 – SUBSEQUENT EVENTS
Formation of majority owned subsidiary
On November 1, 2020 we formed in conjunction with Simi Valley Hospital and Health Services ("Simi Adventist") the Simi Valley Imaging Group, LLC (“SVIG”), consisting of three multi-modality imaging centers located in Simi Valley, CA. RadNet will hold a 60% economic interest in SVIG and Simi Adventist will have the remaining 40% interest.
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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Forward-looking statements in this current report include, among others, statements we make regarding

• our ability to successfully integrate new operations, to our business and the anticipated benefits to be derived from our investments, acquisitions, and joint ventures;
•anticipated trends in our revenues, operating expenses and liquidity and cash flows, including our financial guidance and anticipated effects of cost-savings efforts;

•the ongoing impact of the COVID-19 pandemic on our business, suppliers, payors, customers, referral sources, partners, patients and employees, including (i) government’s unprecedented action regarding existing and potential restrictions and/or obligations related to citizen and business activity to contain the virus; (ii) the consequences of an economic downturn resulting from the impacts of COVID-19 and the possibility of a global economic recession; (iii) the impact of the volume of canceled or rescheduled procedures, whether as a result of government action or patient choice; (iv) measures we are taking to respond to the COVID-19 pandemic, including changes to business practices; (v) the impact of government and administrative regulation, guidance and appropriations; (vi) changes in our revenues due to declining patient procedure volumes, changes in payor mix; (vii) potential increased expenses or workforce disruptions related to our employees that could lead to unavailability of key personnel; (viii) workforce disruptions related to our key partners, suppliers, vendors and others we do business with; (ix) the impact of return to work orders in certain states in which we operate; and (x) increased credit and collectability risks; and

•our future liquidity and our continuing ability to service and remain in compliance with applicable debt covenants or refinance our current indebtedness.
Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and quarterly report on form 10Q for the quarters ended March 31, and June 30, 2020, or supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
These forward-looking statements speak only as of the date when they are made. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2020, we operated, directly or indirectly through joint ventures with hospitals, 334 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. In addition to our imaging services, we own and operate a number of technology businesses that are complementary to our imaging business. Our subsidiary eRAD, Inc., develops and sells computerized systems for the diagnostic imaging industry, which provide the technology to distribute, display, store and retrieve digital images. Over 2019 and 2020 we have made a number of investments in Artificial Intelligence (AI) with our purchases of Nulogix and DeepHealth, combined with our investment in Whiterabbit.ai and our collaborative arrangement with Hologic. Our current AI focus is to develop solutions in machine learning to assist radiologists and other clinicians in interpreting images and improving patient care, initially in the field of mammography.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
Facilities in operation	334	340
Net revenues (millions)	$763.9	$853.3
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
The Company’s total service revenue during the three and nine months ended September 30, 2020 and 2019 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial insurance	$160,524	$163,152	$412,415	$475,064
Medicare	62,704	61,599	154,847	175,825
Medicaid	7,098	7,128	18,072	21,564
Workers' compensation/personal injury	7,183	10,865	25,705	32,950
Other patient revenue	8,328	6,085	17,211	17,947
Management fee revenue	2,675	1,792	8,574	5,662
Teleradiology and Software revenue	2,349	4,412	8,319	12,861
Other	5,869	6,875	15,617	20,878
Service fee revenue	256,730	261,908	660,760	762,751
Revenue under capitation arrangements	35,046	30,784	103,145	90,587
Total service revenue	$291,776	$292,692	$763,905	$853,338

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

Recent Developments

The discussion below of our results centers on our performance in the third quarter ending September 30, 2020. As discussed in our Form 8-K filed on April 3, 2020, the overall impact of the coronavirus pandemic on RadNet’s business has had and could continue to have a material impact on our operating results, cash flows and financial position. The magnitude of the impact will ultimately depend on the duration and extent of the COVID-19 pandemic and the impact of governmental actions and patient behavior in response to the pandemic, which remains ongoing.

As as result of the pandemic we began experiencing reduced procedure volumes in mid-March which intensified through the early part of the second quarter of 2020. As economic activity has begun to ramp-up, our procedure volumes have returned to our pre-COVID-19 pace, from a low of 28% pre-COVID-19 volumes experienced in April 2020. Our experience has shown that lost imaging slots in one quarter are not made up within that period or in subsequent quarters. We continue to adapt our operations in response to the pandemic where needed and implemented several cost-saving measures such as concentrating patient traffic to larger imaging centers, negotiating payment terms with vendors and landlords, adjusting staff levels and telecommuting.

Equity Investments, Acquisitions and Dispositions, and Joint Venture Activity
We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2019.
Equity Investments
As of September 30, 2020, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. On March 24, 2017, we acquired an initial 12.5% equity interest in Medic Vision for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.5% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $0.2 million. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No observable price changes or impairment in our investment was identified as of September 30, 2020.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to additional 80,000 shares December 21, 2019. No observable price changes or impairment in our investment was identified as of September 30, 2020.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million, the principal of which is due November 2022. To leverage their artificial intelligence expertise, we entered into a software subscription service contract to assist our radiology work flow and advanced them $4.0 million for future software subscription fees that is recorded as a prepaid expense in Prepaid and Other Current assets in our consolidated balance sheets. No observable price changes or impairment in our investment or the loan receivable was identified as of September 30, 2020.

Facility acquisitions
On August 31, 2020 we completed our acquisition of certain assets of AZ-Tech Radiology & Open MRI, LLC, consisting of eight multi-modality imaging centers located in the Phoenix, Arizona area for purchase consideration of $5.5 million. We made a preliminary fair value determination of the acquired assets and assumed liabilities and approximately $2.5 million in property and equipment, $7.6 million in right-of-use assets, $0.1 million in other assets, $7.6 million in operating lease liabilities, and $2.9 million in goodwill were recorded.
On June 1, 2020, we completed our acquisition of all the equity interests of DeepHealth Inc., ("DeepHealth") an artificial intelligence and machine learning company in an all stock purchase. As initial purchase consideration, we issued 915,132 shares at $16.93 per share (823,615 issued at execution, with up to 91,517 shares to be issued 18 months after acquisition subject to adjustment for any indemnification claims). The transaction was accounted for as an acquisition of a business and total purchase consideration determined to be approximately $34.6 million including i) 823,615 shares issued on the date of closing with fair value of $13.9 million, ii) a liability of 91,517 shares with a fair value of $1.5 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods, iii) replacement awards attributable to pre-combination service issued to DeepHealth option holders with allocated fair value of $2.0 million, iv) acquisition date fair value of contingent consideration of $17.0 million and v) $0.1 million in closing costs reimbursed to the seller. The fair values of replacement awards attributable to pre-combination service and contingent consideration are recorded in additional paid in capital upon closing of the transaction. For the contingent consideration, there are three arrangements that will be settled in a fixed number of shares upon achievement of three individual specific milestones which are mutually exclusive of each other, with 390,789, 586,184, and 195,393 shares, respectively, issuable for each milestone arrangement. The fair value of the contingent consideration was estimated at the date of acquisition based on our share price and estimated probability of the achievement of the respective milestones. We preliminarily recorded $0.1 million in current assets, $3.5 million in deferred tax liabilities, $14.8 million in intangible assets, primarily in-process research and development ("IPR&D'), and $23.4 million in goodwill. The goodwill is primarily attributable to expected post-acquisition synergies from integrating DeepHealth’s assembled workforce and IPR&D technologies. The fair values of the identifiable intangible assets related to IPR&D were determined by the income method and the assets will not be amortized until completion.
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
Joint venture investment contribution
During the month of August 2020, we made additional cash contributions to our Santa Monica Imaging Group, LLC partnership in the amount of $1.6 million in support of its expanded operations. We maintain our 35% economic interest in the partnership.
Joint Venture Activity
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2020 (in thousands):

Balance as of December 31, 2019	$34,470
Equity in earnings in these joint ventures	5,176
Balance as of September 30, 2020	$35,571
We charged management service fees from the centers underlying these joint ventures of approximately $2.7 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively. and $8.6 million and $7.8 million for the nine months ended September 30, 2020 and 2019, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2020 and December 31, 2019 and income statement data for the nine months ended September 30, 2020 and 2019 (in thousands):

Balance Sheet Data:	September 30, 2020	December 31, 2019
Current assets	$26,618	$27,427
Noncurrent assets	70,576	61,037
Current liabilities	(10,487)	(9,217)
Noncurrent liabilities	(22,751)	(18,872)
Total net assets	$63,956	$60,375

Book value of RadNet joint venture interests	$29,121	$28,001
Cost in excess of book value of acquired joint venture interests	6,450	6,469
Total value of Radnet joint venture interests	$35,571	$34,470

Total book value of other joint venture partner interests	$34,835	$32,374

Income statement data for the nine months ended September 30,	2020	2019
Net revenue	$78,988	$80,115
Net income	$13,651	$13,718
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
Provider Relief Fund (COVID-19 Stimulus Funding)
The Provider Relief Fund offers government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. In the third quarter of 2020, we received approximately $0.2 million in funding and for nine months ended September 30, 2020 we have received funding of $25.7 million. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment. During the quarter ended September 30, 2020, we continued to evaluate our operating results and gave consideration to the updated reporting guidelines issued in September by the U.S. Department of Health and Human Services that significantly changed the measurement of Provider Relief Fund distributions providers are able to retain. Based on our assessment recognition of the revenue previously recognized remained appropriate.
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
Business Combination
We evaluate all purchases under the framework in ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. Once the purchase has been determined to be the acquisition of a business, we are required to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Goodwill and Indefinite Lived Intangibles
Goodwill at September 30, 2020 totaled $470.7 million. Indefinite Lived Intangible Assets at September 30, 2020 were $11.3 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill for impairment on October 1, 2019. In addition to the annual impairment test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding the novel strain of coronavirus ("COVID-19") pandemic and did not identify an indication of goodwill impairment being more likely than not through September 30, 2020.
Long-Lived Assets
We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. To evaluate the long-lived assets our management estimates the undiscounted future cash flows expected to be derived from the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2020.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets in 2020. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
Equity Based Compensation
We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved 14,000,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of options, stock awards, stock appreciation rights, and cash awards. Stock options generally vest over three to five years and expire five to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Stock Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 4, Facility Acquisitions and Note 6, Stock-Based Compensation, for more information.
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

Results of Operations
The following table sets forth, for the three and nine months ended September 30, 2020 and 2019, the percentage that certain items in the statements of operations bears to total service revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Service fee revenue	88.0%	89.5%	86.5%	89.4%
Revenue under capitation arrangements	12.0%	10.5%	13.5%	10.6%
Total service revenue	100.0%	100.0%	100.0%	100.0%
Provider relief funding	0.1%	—%	3.4%	—%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	84.5%	86.9%	92.7%	87.2%
Depreciation and amortization	7.3%	7.0%	8.4%	7.1%
Loss on sale and disposal of equipment and other	0.1%	0.3%	0.1%	0.2%
Severance costs	0.2%	—%	0.2%	0.1%
Total operating expenses	92.1%	94.2%	101.4%	94.6%

INCOME FROM OPERATIONS	8.0%	5.8%	1.9%	5.4%

OTHER INCOME AND EXPENSES
Interest expense	3.8%	4.1%	4.4%	4.3%
Equity in earnings of joint ventures	(0.8)%	(0.7)%	(0.7)%	(0.7)%
Non-cash change in fair value of interest rate hedge	0.2%	—%	0.6%	—%
Other (income) expenses	—%	—%	—%	0.1%
Total other expenses	3.2%	3.4%	4.3%	3.7%
INCOME (LOSS) BEFORE INCOME TAXES	4.8%	2.4%	(2.3)%	1.7%
(Provision for) benefit from income taxes	(1.3)%	(0.6)%	0.7%	(0.4)%
NET INCOME (LOSS)	3.5%	1.7%	-1.7%	1.3%
Net income attributable to noncontrolling interests	1.4%	0.6%	1.1%	0.7%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	2.1%	1.1%	(2.6)%	0.5%

We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three and nine months ended September 30, 2020 and 2019 for our operations at a total company and same center level.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Total Revenue inclusive of Provider Relief funding for 2020

In Thousands	Three Months Ended September 30,
Revenue	2020	2019	$ Increase/(Decrease)	% Change
Total Revenue	$291,997	$292,692	$(695)	(0.2)%
Same Center Revenue	$288,919	$288,700	$219	0.1%
Our nationwide operations were affected by the COVID-19 pandemic starting mid March 2020 and has resulted in an approximate 5% decrease in same center procedural volumes compared to the same period last year. Same Center Revenue however remained flat due to a 14% rise in revenue under capitation arrangements stemming from a combination of rate increases, plan membership growth and higher copays. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2019. For the three months ended September 30, 2020, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was $3.1 million. For the three months ended September 30, 2019, net service fee revenue from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was $4.0 million.

Operating Expenses

Total operating expenses for the three months ended September 30, 2020 decreased approximately $7.2 million, or 2.6%, from $275.8 million for the three months ended September 30, 2019 to $268.6 million for the three months ended September 30, 2020. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Salaries and professional reading fees, excluding stock-based compensation	$149,970	$160,757
Stock-based compensation	2,067	1,381
Building and equipment rental	26,703	26,850
Medical supplies	12,498	12,313
Other operating expenses *	55,225	53,082
Cost of operations	246,463	254,383

Depreciation and amortization	21,247	20,490
(Gain) loss on sale and disposal of equipment	342	917
Severance costs	571	52
Total operating expenses	$268,623	$275,842
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended September 30,
Salaries and Professional Fees	2020	2019	$ Increase/(Decrease)	% Change
Total Salaries	$149,970	$160,757	$(10,787)	(6.7)%
Same Center Salaries	$146,698	$158,270	$(11,572)	(7.3)%

The decrease in salaries expense was a result of staff furloughs and salary reductions initiated in response to the COVID-19 pandemic. During this time, we have reengineered our workflow to improve efficiency and make workforce adjustments as necessary resulting in reductions to payroll overall. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2019. For the three months ended September 30, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was $3.3 million. For the three months ended September 30, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was approximately $2.5 million.

Stock-based compensation

Stock-based compensation increased $0.7 million, or 49.7% to approximately $2.1 million for the three months ended September 30, 2020 compared to $1.4 million for three months ended September 30, 2019. This increase was driven by the higher fair value of RSA’s awarded and vested in the third quarter of 2020 as compared to RSA’s awarded and vested in the prior year’s third quarter.
Building and equipment rental

In Thousands	Three Months Ended September 30,
Building & Equipment Rental	2020	2019	$ Increase/(Decrease)	% Change
Total	$26,703	$26,850	$(147)	(0.6)%
Same Center	$25,839	$25,968	$(129)	(0.5)%

This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2019. For the three months ended September 30, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was $0.9 million. For the three months ended September 30, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was approximately $0.9 million.
Medical supplies

In Thousands	Three Months Ended September 30,
Medical Supplies Expense	2020	2019	$ Increase/(Decrease)	% Change
Total	$12,498	$12,313	$185	1.5%
Same Center	$12,374	$12,143	$231	1.9%

Medical supplies expense remained essentially flat compared to the same period in the prior year, with the nominal increase related to securing personal protective equipment for center staff. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2019. For the three months ended September 30, 2020, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was $0.1 million. For the three months ended September 30, 2019, medical supplies expense from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was $0.2 million.
Other operating expenses

In Thousands	Three Months Ended September 30,
Other Operating Expenses	2020	2019	$ Increase/(Decrease)	% Change
Total	$55,225	$53,082	$2,142	4.0%
Same Center	$54,053	$52,165	$1,888	3.6%

The rise in other operating expenses resulted from seasonal utilities usage and outside services, offset by reductions in insurance charges and other expenses. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2019. For the three months ended September 30, 2020, other operating expense from centers that were acquired or divested subsequent July 1, 2019 and excluded from the above comparison was $1.2 million. For the three months ended September 30, 2019, other operating expense from centers that were acquired or divested subsequent to July 1, 2019 was $0.9 million.
Depreciation and amortization

In Thousands	Three Months Ended September 30,
Depreciation & Amortization	2020	2019	$ Increase/(Decrease)	% Change
Total	$21,247	$20,490	$758	3.7%
Same Center	$20,505	$19,912	$593	3.0%

The increase in same center depreciation and amortization is primarily due to additional equipment and leasehold improvements placed in service in the third quarter in 2020 over the third quarter in 2019. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2019. For the three months ended September 30, 2020, depreciation expense from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was $0.7 million. For the three months ended September 30, 2019, depreciation and amortization from centers that were acquired or divested subsequent to July 1, 2019 and excluded from the above comparison was $0.6 million.
Loss on sale and disposal of equipment and other

We recorded losses on the disposal of equipment and other items of approximately $0.3 million for the three months ended September 30, 2020 and approximately $0.9 million for the three months ended September 30, 2019.
Non-cash change in fair value of interest rate hedge

We recorded expense of $0.7 million for the ineffective portion of our 2019 Swaps for the three months ended September 30, 2020.
Other (income) expenses

We recorded other income of approximately $0.1 million for the three months ended September 30, 2020 and other expenses of approximately $0.0 million for the three months ended September 30, 2019 related to refinancing of our term loan debt and legal contingency charges.
Severance Costs

We incurred severance expenses of $0.6 million for the three months ended September 30, 2020 and $0.1 million for the three months ended September 30, 2019.
Interest expense

In Thousands	Three Months Ended September 30,
Interest Expense	2020	2019	$ Increase/(Decrease)	% Change
Total Interest Expense	$11,061	$11,895
Interest related to derivatives*	$1,603	$(288)
Interest payable on debt obligations**	$9,458	$12,183	$(2,725)	(22.4)%
Interest related to amortization***	$1,103	$1,081
Adjusted Interest Expense	$8,355	$11,102	$(2,747)	(24.7)%
* Includes interest on 2016 caps and 2019 swaps not related to debt obligations.
** Includes interest related to on our term loans, revolving credit line, notes, finance leases, and other
***Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.

Excluding interest expense for derivatives and amortization for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, interest expense decreased $2.7 million, or 24.7%. The reduction in interest expense corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt in reaction to market conditions surrounding COVID-19. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2020 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.3 million and for three months ended September 30, 2019 we recognized equity in earnings from unconsolidated joint ventures of $2.0 million, an increase of $0.3 million or 16.4% and was related to improved procedure volumes specifically at our joint venture sites located within hospital campuses.
Income tax provision

We recorded an income tax provision of $3.8 million, or an effective tax rate of 27.2%, for the three months ended September 30, 2020 compared to an income tax provision of $1.8 million, or an effective tax rate of 26.3% for the three months ended September 30, 2019. The income tax rates for the three and nine months ended September 30, 2020 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Total Revenue inclusive of Provider Relief funding for 2020

In Thousands	Nine Months Ended September 30, 2020
Revenue	2020	2019	$ Increase/(Decrease)	% Change
Total Revenue	$789,601	$853,338	$(63,737)	(7.5)%
Same Center Revenue	$750,358	$817,492	$(67,134)	(8.2)%
Our procedure volumes were affected by the COVID-19 pandemic, which has precipitated an approximate 17% decrease in same center procedural volumes year over year. Mitigating the income decline is $25.7 million received in Provider Relief funding, which, per the official designation of the program, was used to offset lost revenues. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2019. For the nine months ended September 30, 2020, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $39.2 million. For the nine months ended September 30, 2019, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $35.8 million.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2020 decreased approximately $32.4 million, or 4.0%, from $807.2 million for the nine months ended September 30, 2020 to $774.8 million for the nine months ended September 30, 2019. The following table sets forth a breakdown of our cost of operations and total operating expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30, 2020
	2020	2019
Salaries and professional reading fees, excluding stock-based compensation	$429,292	$471,792
Stock-based compensation	10,144	6,964
Building and equipment rental	80,148	79,017
Medical supplies	33,812	33,713
Other operating expenses *	154,700	152,512
Cost of operations	708,096	743,998

Depreciation and amortization	64,536	60,193
Loss on sale and disposal of equipment	543	1,990
Severance costs	1,647	1,054
Total operating expenses	$774,822	$807,235
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Nine Months Ended September 30, 2020
Salaries and Professional Fees	2020	2019	$ Increase/(Decrease)	% Change
Total Salaries	$429,292	$471,792	$(42,501)	(9.0)%
Same Center Salaries	$409,010	$451,738	$(42,728)	(9.5)%

The decrease in salaries expense was a result of staff furloughs and salary reductions initiated in response to the COVID-19 crisis. As noted in our quarterly explanation above, our review of operational workflows has provided greater efficiencies and resulted in payroll reductions. Additionally certain of our subsidiaries have accepted approximately $4.0 million in loans from the Paycheck Protection Program (PPP) and the funds were used to pay program approved payroll expenses to both maintain and rehire furloughed employees. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the nine months ended September 30, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $20.3 million. For the nine months ended September 30, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was approximately $20.1 million.
Stock-based compensation

Stock-based compensation increased $3.2 million, or 45.7% to approximately $10.1 million for the nine months ended September 30, 2020 compared to $7.0 million for nine months ended September 30, 2019. This increase was driven by the higher fair value of RSA’s awarded and vested in the nine months of 2020 as compared to RSA’s awarded and vested in the prior year’s same period.
Building and equipment rental

In Thousands	Nine Months Ended September 30, 2020
Building & Equipment Rental	2020	2019	$ Increase/(Decrease)	% Change
Total	$80,148	$79,017	$1,131	1.4%
Same Center	$74,705	$74,485	$219	0.3%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the nine months ended September 30, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $5.4 million. For the nine months ended September 30, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was approximately $4.5 million.
Medical supplies

In Thousands	Nine Months Ended September 30, 2020
Medical Supplies Expense	2020	2019	$ Increase/(Decrease)	% Change
Total	$33,812	$33,713	$99	0.3%
Same Center	$31,155	$30,971	$184	0.6%

Year over year medical supplies expense remained relatively flat due to varying factors. The first quarter noted a 21% same store increase stemming from securing personal protective equipment and procurement of specialized imaging agents, while in the second quarter, a 25% same store expense reduction was correlated to lower procedural volumes. In the third quarter we consumed medical supplies ordered in prior periods to meet patient demands. The cumulative effect of these factors has resulted in the year over year stability of medical supplies expense. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the nine months ended September 30, 2020, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $2.7 million. For the nine months ended September 30, 2019, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $2.7 million.
Other operating expenses

In Thousands	Nine Months Ended September 30, 2020
Other Operating Expenses	2020	2019	$ Increase/(Decrease)	% Change
Total	$154,700	$152,512	$2,188	1.4%
Same Center	$148,358	$146,397	$1,962	1.3%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the nine months ended September 30, 2020, other operating expense from centers that were acquired or divested subsequent January 1, 2019 and excluded from the above comparison was $6.3 million. For the nine months ended September 30, 2019, other operating expense from centers that were acquired or divested subsequent to January 1, 2019 was $6.1 million.
Depreciation and amortization

In Thousands	Nine Months Ended September 30, 2020
Depreciation & Amortization	2020	2019	$ Increase/(Decrease)	% Change
Total	$64,536	$60,193	$4,343	7.2%
Same Center	$60,923	$57,086	$3,837	6.7%

The increase in same center depreciation and amortization is primarily due to additional equipment and leasehold improvements placed in service in the nine months of 2020 over the same period in 2019. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the nine months ended September 30, 2020, depreciation expense from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $3.6 million. For the nine months ended September 30, 2019, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $3.1 million.
Loss on sale and disposal of equipment and other

We recorded losses on the disposal of equipment and other items of approximately $0.5 million for the nine months ended September 30, 2020 and approximately $2.0 million for the nine months ended September 30, 2019.

Non-cash change in fair value of interest rate hedge

We recorded expense of $4.5 million for the ineffective portion of our 2019 Swaps for the nine months ended September 30, 2020.
Other (income) expenses

We recorded other income of approximately $0.2 million for the nine months ended September 30, 2020 and other expenses of approximately $1.3 million for the nine months ended September 30, 2019 related to refinancing of our term loan debt and legal contingency charges.
Severance Costs

We incurred severance expenses of $1.6 million for the nine months ended September 30, 2020 and $1.1 million for the nine months ended September 30, 2019.

Interest expense

In Thousands	Nine Months Ended September 30, 2020
Interest Expense	2020	2019	$ Increase/(Decrease)	% Change
Total Interest Expense	$33,443	$36,589
Interest related to derivatives*	$3,152	$(1,182)
Interest payable on debt obligations**	$30,291	$37,771	$(7,480)	(19.8)%
Interest related to amortization***	$3,266	$3,103
Adjusted Interest Expense	$27,025	$34,668	$(7,643)	(22.0)%
* Includes interest on 2016 caps and 2019 swaps not related to debt obligations.
** Includes interest related to our term loans, revolving credit line, notes, finance leases, and other
***Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.

Excluding interest expense for derivatives and amortization for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, interest expense decreased $7.6 million, or 22.0%. The reduction in interest expense corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt in reaction to market conditions surrounding COVID-19. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2020 we recognized equity in earnings from unconsolidated joint ventures in the amount of $5.2 million and for nine months ended September 30, 2019 we recognized equity in earnings from unconsolidated joint ventures of $6.1 million, an decrease of $0.9 million or 14.8%, related to market conditions stemming from the COVID-19 pandemic.
Income tax benefit
We recorded an income tax benefit of $5.0 million, or an effective tax rate of 28.3%, for the nine months ended September 30, 2020 compared to an income tax provision of $3.6 million , or an effective tax rate of 24.8% for the nine months ended September 30, 2019. The income tax rates for the three and nine months ended September 30, 2020 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
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
Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to RadNet, Inc. common stockholders	$6,156	$3,195	$(20,797)	$4,360
Provision for (benefit from) income taxes	3,825	1,816	(5,029)	3,557
Interest expense	11,061	11,895	33,443	36,589
Severance costs	571	52	1,647	1,054
Depreciation and amortization	21,247	20,490	64,536	60,193
Non-cash employee stock-based compensation	2,067	1,381	10,144	6,964
Loss on sale and disposal of equipment and other	342	917	543	1,989
Non-cash change in fair value of interest rate hedge	679	—	4,523	—
Other expenses	(139)	2	(247)	1,271
Legal settlements	—	1,248	—	1,248
Adjusted EBITDA	$45,809	$40,996	$88,763	$117,225

Liquidity and Capital Resources
The following table is a summary of key balance sheet data as of September 30, 2020 and December 31, 2019 and income statement data for the nine months ended September 30, 2020 and 2019 (in thousands):

Balance Sheet Data:	September 30, 2020	December 31, 2019
Cash and cash equivalents	$89,739	$40,165
Accounts receivable	137,411	154,763
Working capital (exclusive of current operating lease liabilities)	(47,282)	(25,048)
Stockholders' equity	246,121	233,139

Income statement data for the nine months ended September 30,	2020	2019
Total net revenue	$763,905	$853,338
Net (loss) income attributable to RadNet common stockholders	(20,797)	4,360
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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the nine months ended September 30, 2020 and 2019:

Cash Flow Data	September 30, 2020	September 30, 2019
Cash provided by operating activities	$170,343	$82,603
Cash used in investing activities	(88,280)	(93,981)
Cash (used in) provided by financing activities	(32,495)	38,705
Cash provided by operating activities for the nine months ended September 30, 2020 was $170.3 million and $82.6 million for the nine months ended September 30, 2019. Our cash provided by operating activities was benefited by the reciept of $39.4 million in CMS advances recorded as deferred revenue.
Cash used in investing activities for the nine months ended September 30, 2020, included purchases of property and equipment for approximately $77.3 million and the acquisition of imaging and software business assets for $10.1 million.
Cash used in financing activities for the nine months ended September 30, 2020, was due to principal payments on our term loans and equipment debt obligations.

In 2018 and 2019 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At September 30, 2020 we have $20.4 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with SunTrust. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility. On August 28, 2020 we amended the Barclays credit facilities to increase the amount available under the revolving line of credit to $195.0 million. The SunTrust credit facilities are comprised of a term loan and a revolving credit facility of $30.0 million. As of September 30, 2020, we were in compliance with all covenants under our credit facilities. Deferred financing costs at September 30, 2020, net of accumulated amortization, was $1.9 million and is specifically related to our Barclays revolving credit facility.
Included in our condensed consolidated balance sheets at September 30, 2020 are $673.2 million of total term loan debt (exclusive of unamortized discounts of $10.7 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$620,727	$(10,669)	$610,058
SunTrust Term Loan	52,500	—	52,500
Total Term Loans	$673,227	$(10,669)	$662,558

At September 30, 2020, we had no borrowings under our Barclays or SunTrust revolving credit facilities. After reserves for outstanding letters of credit of $6.3 million on our Barclays Revolving Credit Facility, we have $188.7 million available for borrowing and $30.0 million available under our SunTrust revolving credit facility. For more information on our secured credit facilities see Note 5 to our condensed consolidated financial statements in this quarterly report.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.
We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2020, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $27,500 in operating expenses.
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
At September 30, 2020, we had $620.7 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans. To mitigate interest rate risk sensitivity, in the fourth quarter of 2016 we entered into two forward interest rate cap agreements (the “2016 Caps”) which were designated at inception as cash flow hedges of future cash interest payments. The 2016 Caps are designed to provide a hedge against interest rate increases. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. At September 30, 2020, our effective 6 month LIBOR was 1.00%. A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the current Eurodollar rate would result in an increase of $6.2 million in annual interest expense and a corresponding decrease in income before taxes. See Note 2, Significant Accounting Policies, for further information.

At September 30, 2020, we had $52.5 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement. At September 30, 2020, our effective LIBOR rate plus applicable margin was 2.31%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.5 million in annual interest expense and a corresponding decrease in income before taxes.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarters ended March 31 and June 30, 2020. The risks described in our Form 10-K and Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

INDEX TO EXHIBITS

Exhibit Number	Description

10.17	Amendment No. 8, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: November 9, 2020	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)