Form 10-K
period 2020-12-31
RadNet, Inc.
filed 2021-03-16
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $691.2 million on June 30, 2020 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2020.
The number of shares of the registrant’s common stock outstanding on March 5, 2021, was 52,272,092.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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

Statements in this annual report concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our future cost saving efforts, our increased business from new equipment or operations, inclusive of their anticipated benefits, our ability to finance our operations and the ongoing impact on our business, suppliers, payors, customers, referral sources, partners, patients and employees of the COVID-19 pandemic, related public health measures and the measures we are taking to respond to the COVID-19 pandemic are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology.

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

Business Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue and have been in business since 1985. At December 31, 2020, we operated directly or indirectly through joint ventures with hospitals, 331 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

In addition, we have a software division which complements our imaging business. Through our subsidiary eRAD, Inc., we sell computerized systems that distribute, display, store and retrieve digital images. We have a focus on Artificial Intelligence (AI), with the contributions from our acquisitions of Nulogix and DeepHealth plus our investment in Whiterabbit.ai, to develop and deploy AI suites to enhance radiologist interpretation of images.

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

Hospitals

Many hospitals provide both inpatient and outpatient diagnostic imaging services, typically on site or at a dedicated center located on or nearby the hospital campus. These can be owned and operated by the hospital and provide imaging services to inpatients as ordered or outpatients through physician referrals. The hospital normally bills third-party payors such as managed care organizations, insurance companies, Medicare or Medicaid. We have entered into joint ventures with certain hospitals both provide and manage their diagnostic imaging services, allowing them to leverage our industry expertise.

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

Industry Trends

We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population

According to the United States Census Bureau estimates released in June 2020, the number of US residents age 65 or over increased from 35.0 million in 2000 to an estimated 73 million in 2020, and the median age for the United States is also expected to continue to increase. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

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

New Effective Applications for Diagnostic Imaging Technology

New technological developments are expected to extend the clinical uses of diagnostic imaging technology and increase the number of scans performed. Recent technological advancements include:

•MRI spectroscopy, which can differentiate malignant from benign lesions;

•MRI angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels;

•enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation by radiologists at remote locations,

•the development of combined PET/CT and PET/MRI scanners, which combine technologies to create a powerful diagnostic imaging system; and

•use of augmented reality technologies make it possible to create three dimensional images that physicians can examine through virtual reality headsets or print using a three dimensional printer.

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

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2020, we operated 331 centers in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Facility Density in Many Highly Populated Areas of the United States

The strategic organization of our diagnostic imaging facilities into regional networks concentrated in major population centers in seven states offers unique benefits to our patients, our referring physicians, our payors and us. We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging facilities within a particular region can access the patient appointment calendars of other facilities within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time, or location preferences. The grouping of our facilities within regional networks enables us to easily move technologists and other personnel, as well as equipment, from over-utilized to under-utilized facilities on an as-needed basis, and drive referrals. Our organization of referral networks results in increased patient throughput, greater operating efficiencies, better equipment utilization rates and improved response time for our patients. We believe our networks of facilities and tailored service offerings for geographic areas drive local physician referrals, make us an attractive candidate for selection as a preferred provider by third-party payors and create economies of scale.

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. In 2020, we received approximately 54% of our net service revenue from commercial insurance payors, 13% from managed care capitated payors, 20% from Medicare and 2% from Medicaid.

Our Strong Relationships with Experienced and Highly Regarded Radiologists

Our contracted radiologists have outstanding credentials, strong relationships with referring physicians, and a broad mix of sub-specialties. The collective experience and expertise of these radiologists translates into more accurate and efficient service to patients. Our close relationship with Howard G. Berger, M.D., our President and Chief Executive Officer, and Beverly Radiology Medical Group (“BRMG”) in California and our long-term arrangements with radiologists outside of California enable us to better ensure that the medical service provided at our facilities is consistent with the needs and expectations of our referring physicians, patients and payors.

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

Our Technologically Advanced Operations

In 2019, we created an Artificial Intelligence (AI) division that now hosts the combined efforts of our acquisitions of DeepHealth, Nulogix, and an equity investment in WhiteRabbit.ai. The division is currently focused on developing both improved medical interpretation of scans and patient management within the field of mammography. Combined with our established eRad subsidiary, which develops and sells computerized imaging systems for the industry, we have assembled an industry leading team of software developers to create radiology workflow solutions that improve patient care.

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

Expand Our Networks

We intend to continue to expand the number of our facilities both organically and through targeted acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. Our current plans are to strengthen our market presence in geographic areas where we currently have existing operations and to expand into neighboring and other areas where we believe we can compete effectively. We perform extensive due diligence before developing a new facility or acquiring an existing facility or entering into a joint venture with a hospital to manage a facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

•there is sufficient patient demand for outpatient diagnostic imaging services;

•we believe we can gain significant market share;

•we can build key referral relationships or we have already established such relationships; and

•payors are receptive to our entry into the market.

This was exemplified by our recent expansion into the Phoenix, Arizona marketplace which not only met our qualifications, but also strengthened our relationship with Dignity Health, forming our third outpatient radiology venture to manage the acquired imaging centers.

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

The key features of our services include:

•patient-friendly, non-clinical environments;

•a 24-hour turnaround on routine examinations;

•interpretations within one to two hours, if needed;

•flexible patient scheduling, including same-day appointments;

•extended operating hours, including weekends;

•reports delivered by courier, facsimile or email;

•availability of second opinions and consultations;

•availability of sub-specialty interpretations at no additional charge; and

•standardized fee schedules by region.

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

The Consolidated Medical Group

The consolidated medical group ("the Group") consists of professional corporations owned or controlled by individuals within our senior management, namely Howard G. Berger, M.D., our President and Chief Executive Officer, and John V. Crues, III, M.D., RadNet's Medical Director, both of whom are members of our Board of Directors. The Group provides professional medical services in California, Delaware, Maryland, New Jersey and New York, and includes Beverly Radiology Medical Group (BRMG). BRMG is responsible for the professional medical services at nearly all of our facilities located in California.

We believe that physicians are drawn to the Group, and the other external radiologist groups with whom we contract, by the opportunity to work with the state-of-the-art equipment we make available to them, as well as the opportunity to receive specialized training through our fellowship programs, and engage in clinical research programs, which generally are available only in university settings and major hospitals.

Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2020, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•The agreement expires on January 1, 2024. The agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2020, he owned indirectly 99% of the equity interests of BRMG.

•At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at almost all of our California facilities.

•At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

•If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

•If we want to open a new facility in California, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

•BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

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

Payors
The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Service Fee Revenue
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Commercial Insurance (1)	54%	56%	56%
Managed Care Capitated Payors	13%	11%	11%
Medicare	20%	21%	20%
Medicaid	2%	2%	3%

(1) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

We have described below the types of reimbursement arrangements we have with third-party payors.

Commercial Insurance

Generally, insurance companies reimburse us, directly or indirectly, including through the group or through the contracted radiology groups elsewhere, on the basis of agreed upon rates. These rates are negotiated and may differ materially with rates set forth in the Medicare Physician Fee Schedule for the particular service. The patients may be responsible for certain co-payments or deductibles.

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

The following table sets forth the number of our facilities operated directly or managed through joint ventures for each year during the five-year period ended December 31, 2020:

	Years Ended December 31,
	2016	2017	2018	2019	2020
Total facilities owned or managed (at beginning of the year)	300	305	297	344	335
Facilities added by:
Acquisition	10	8	55	9	13
Internal development	8	4	5	4	4
Facilities closed or sold	(13)	(20)	(13)	(22)	(21)
Total facilities owned or managed (at year end)	305	297	344	335	331

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2020, the quantity of principal diagnostic equipment available at our facilities operated directly or through joint venture investments:

Equipment Count	Years Ended December 31,
	2020	2019	2018
MRI	293	288	273
CT	175	168	162
PET/CT	67	62	59
Mammography	315	303	289
Ultrasound	689	662	632
X-ray	376	343	308
Nuclear Medicine	57	50	53
Fluoroscopy	117	120	117
Total equipment	2,089	1,996	1,893

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

This technology has created cost reductions for our facilities in areas such as image storage, support personnel and financial management and has further allowed us to optimize the productivity of all aspects of our business by enabling us to:

•capture patient demographic, history and billing information at point-of-service;

•automatically generate bills and electronically file claims with third-party payors;

•record and store diagnostic report images in digital format;

•digitally transmit in real-time diagnostic images from one location to another, thus enabling networked radiologists to cover larger geographic markets by using the specialized training of other networked radiologists;

•perform claims, rejection and collection analysis; and

•perform sophisticated financial analysis, such as analyzing cost and profitability, volume, charges, current activity and patient case mix, with respect to each of our managed care contracts.

We have developed our own Radiology Information System through our team of software development engineers, which is used as our front desk patient tracing system, and began running this internally developed system in the first quarter of 2015.

Human Capital

We believe the strength of our workforce is critical to the success of our mission to provide comprehensive radiology solutions and change the future of healthcare. We are focused on attracting, retaining, and developing the talent we need to deliver on our commitment to our patients and partners. We invest in our employees to ensure their confidence and competence in their roles, as well as to provide a path for professional career development. We are keenly aware of the value of a diverse workforce and are proud of our track record. We further our objectives of inclusion by providing training and growth opportunities, market-competitive compensation and a responsive benefits plan to support the needs of our human capital.

We employ imaging center managers who are responsible for overseeing day-to-day and routine operations at each of our facilities, including staffing, modality and schedule coordination, referring physician and patient relations and purchasing of materials to effectively manage their location(s). These imaging center managers report to regional managers and/or directors, who are responsible for oversight of the operations of all facilities within their region, including sales, marketing and contracting. The regional managers and directors, along with our directors of contracting, marketing, facilities, management/purchasing and senior human resources leadership all report to our chief operating officers. These officers, our chief financial officer, our director of information services and our medical director report to our chief executive officer.

At December 31, 2020, we had a total of 6,157 full-time, 525 part-time and 1,645 per diem employees, including those employed by the Group. These numbers include 130 full-time and 51 part-time physicians and 2,033 full-time, 358 part-time and 1,089 per-diem technologists.

Diversity and Inclusion. Our culture of diversity and inclusion continues to enable us to exceed the expectations of our patients and meet our growth strategy. Our success in inclusion and diversity objectives are the result of strong leadership, transparency and accountability. While our workforce demographics clearly indicate our success in achieving a highly diverse team, in order to foster even stronger understanding of diversity, equity and inclusion, we have developed an internal education program to ensure all of our team are aware of our closely held values. Our initiatives include: :

•Building a Harmonious Workforce – a three part training series aimed at education, awareness and sensitivity training for senior management, center level management and our team at large
•RadRecruit – training on best in class recruiting practices to ensure equity in the interview/hiring process and education regarding unconscious bias for our management team

•Corporate support and sponsorship of community outreach/enrichment programs for underserved population such as our ongoing and flourishing relationship with JVS SoCal.
•High School, Vocational School and Collegiate outreach
•The 2020 second quarter launch of RadNet Voices, an internal DE & I committee, sponsored by senior leadership, and comprised of a core members and rotating group of team members to capture and respond to team member experience.

Approximately 80% of the Company’s workforce at December 31, 2020 was female and 49% were from under-represented groups. During the year ended December 31, 2020, our total attrition rate was less than 2%.

Employee Development. We continue to emphasize employee development and education. We provide a range of internal education and development programs and opportunities to support the advancement of our employees. RadNet offers Leadership Development and Operations Rotation Program, Management Training, Technical Scholarship, and various modality education and training support programs We offer both formal and informal programs to identify, foster and retain top talent. Aside from our Tuition Reimbursement program which encourages professional development for our incumbent team, we also sponsor undergraduate and graduate education and advanced technical training (RPA) for various incumbent team members.

Pay. Our primary compensation strategy is to promote a pay-for-performance culture. Our guiding principles are anchored on the goals of being able to attract, incentivize, and retain talented employees. We provide compensation that is competitive and consistent with employee positions, skill levels, and experience. We align our executives’ and eligible non-executive employees long-term equity compensation with our stockholders’ interests. Our employees are eligible for benefits that are industry-leading, including PPO and HDHP medical plans with a company sponsored HSA, wellness plans that include financial incentives, free radiology procedures for team and family, paid life insurance and AD&D, dental, vision. Employee Assistance Plan (EAP) with enhanced mental health benefits, group paid long and short term disability plans, 401(k), tuition reimbursement, access to instant earned wages through DailyPay, paid and unpaid leave, flexible working schedule,and a variety of voluntary benefits including Colonial, Supplemental Life, Dependent Life and Commuter benefits and free flu vaccinations.

Health and Wellness. Beyond the fundamental needs of health, welfare and retirement programs, we are focused on the specific needs of our individual employees. In 2020, our employees adapted to an unprecedented amount of change and uncertainty driven by the COVID-19 pandemic, including rescheduled work priorities, and closure of schools and daycare facilities for families. We have continued to provide resources and ongoing support to employees facing these challenges throughout the year, such as a wellness incentives, , home office setup allowance, expanded health coverage, and flexible work schedules. Additionally and as a result of many of our hospital and managed care partners we were able to provide access to COVID vaccinations for our patient facing healthcare workers first, then our lower risk but essential infrastructure team.

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

Sports Marketing Program

Our west coast operations provide diagnostic digital X-ray services for the following organizations at their respective stadiums: Los Angeles Clippers, Dodgers, Lakers, Kings and Sparks and the USC Trojans football team. In exchange for these services the teams provide us with season tickets and parking. Contract lengths vary from yearly up to five years. We also provide radiology services at select imaging centers for the Anaheim Ducks, Los Angeles Angels, Los Angeles Rams, Oakland Athletics and San Francisco 49ers organizations.

Through our east coast operations, we have entered into sponsorship agreements with the Baltimore Ravens of the National Football League and the Baltimore Orioles of Major League Baseball which permits us to state we are the imaging partner to each organization. The sponsorship agreement with the Ravens lasts through 2022 and the Orioles through 2021.

Suppliers

We acquire our major diagnostic imaging equipment directly from original equipment manufacturers or through third party financing companies and purchase medical supplies from various national vendors. We have excellent working relationships with our providers who are of comparable stature in the event one becomes unavailable.

    Our diagnostic imaging equipment represents a cornerstone investment of the company as it provides our customers the latest in imaging technology. We employ direct purchase or finance arrangements to accomplish our needs with such firms as GE, Hologic, Key Equipment, Philips, Siemens and Spectrum. At December 31, 2020, our liabilities for financing arrangements for radiology equipment, inclusive of operating and finance leases, amounted to approximately $58.9 million. If we open or acquire additional imaging facilities, we may incur material lease obligations. See Note 9, Leases, to our consolidated financial statements included in this annual report on Form 10-K for further information.

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

Each of the third party contracted radiology practices has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two to five years within defined geographic regions after they cease to be owners or employees, as applicable. In certain states, like California, a covenant not to compete is enforced in limited circumstances involving the sale of a business. In other states, a covenant not to compete will be enforced only:

•to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•if it does not unreasonably restrain the party against whom enforcement is sought; and

•if it is not contrary to public interest.
Enforceability of a non-compete covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether or to what extent a court will enforce the contracted radiology practices’ covenants. The inability of the contracted radiology practices or us to enforce a radiologist’s non-compete covenants could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

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

Pursuant to our agreements with physician groups with whom we contract, including the Group, each must maintain medical malpractice insurance for each physician in the group, having coverage limits of not less than $1.0 million per incident and $3.0 million in the aggregate per year.

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

Licensing and Certification Laws

Ownership, construction, operation, expansion and acquisition of diagnostic imaging facilities are subject to various federal and state laws, regulations and approvals concerning licensing of facilities and personnel. In addition, free-standing diagnostic imaging facilities that provide services not performed as part of a physician's office must meet Medicare requirements to be certified as an independent diagnostic testing facility before it can be authorized to bill the Medicare program.

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2020, approximately 20% of our net service revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 2% from state sponsored programs (Medicaid).

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

The Anti-kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. To create better clarity, the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) has issued regulations as "safe harbor" guidelines which if met in form and substance, will assure healthcare providers that they will not be prosecuted for violation of the Anti–kickback Statute. The OIG issued a final rule on November 20, 2020, as part of the Regulatory Sprint to Coordinated Care initiative by the U.S. Department of Health and Human Services that, among other things, established new "safe harbors" under the Anti-kickback Statute for certain value-based compensation arrangements. Although full compliance with these provisions ensures against prosecution under the federal Anti-kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-kickback Statute will be pursued.

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

Medicare and Medicaid Fraud and Abuse – Stark Law

The Ethics in Patient Referral Act of 1989, commonly known as the Stark Law, prohibits a physician from referring Medicare patients to an entity providing designated health services in which the physician (or immediate family member) has an ownership or investment interest or with which the physician (or immediate family member) has entered into a compensation arrangement. The Stark Law also prohibits the entity from billing for any such prohibited referral. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violation referral and $100,000 for participation in a circumvention scheme. The regulations governing the Stark Law were also recently amended as part of the Regulatory Sprint to Coordinated Care initiative. These new regulations, which among other things establish new exceptions for value-based arrangements, were published by the Centers for Medicare & Medicaid Services (CMS) on November 20, 2020. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

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

We believe that, other than self-referred patients, all of the services covered by the Stark Law provided by the contracted radiology practices derive from requests for consultation by non-affiliated physicians. Therefore, we believe that the Stark Law is not implicated by the financial relationships between our operations and the contracted radiology practices. In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, so as not to violate the Anti-kickback Statute, Stark Law and the regulations related to these laws. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair value in arms’ length transactions and is not intended to induce the referral of patients or other business generated by such physicians. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on our business, financial condition and results of operations.

Medicare and Medicaid Fraud and Abuse – General

The federal government embarked on an initiative to audit all Medicare carriers, which are the companies that adjudicate and pay Medicare claims. These audits are expected to intensify governmental scrutiny of individual providers. An unsatisfactory audit of any of our diagnostic imaging facilities or contracted radiology practices could result in any or all of the following: significant repayment obligations, exclusion from Medicare, Medicaid or other governmental programs, and civil and criminal penalties.

Federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the radiology practices. The federal government also has increased funding to fight healthcare fraud and is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, and state Medicaid fraud control units. The government may investigate our or the radiology practices’ activities, claims may be made against us or the radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

State Anti-kickback and Physician Self-referral Laws

Many states have adopted laws similar to the federal Anti-kickback Statute and the Stark Law. Some of these state prohibitions apply to services and the referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Although we believe that we comply with both federal and state anti-kickback laws and self-referral laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and our ability to operate our business.

Federal False Claims Act

The federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual, a “whistleblower,” who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal Anti-kickback Statute or Stark Law may be considered a violation of the federal False Claims Act. Penalties include civil penalties of not less than $5,500 and not more than $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person.

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

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter. Excluded from the adjustment is low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy. The Health Care and

Education Reconciliation Act of 2010 (H.R. 4872), or Reconciliation Act, which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%. The higher utilization rate was fully implemented in the beginning of 2011 and replaced the phase-in approach provided in the PPACA. This utilization rate was further increased to 90% by the American Taxpayer Relief Act of 2012 (“ATRA”), effective as of January 1, 2014.

The aim of increased utilization of diagnostic imaging services is to spread the cost of the equipment and services over a greater number of scans, resulting in a lower cost per scan. These changes have precipitated reductions in federal reimbursement for medical imaging and have resulted in decreased revenue for the scans we perform for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”)). Among numerous changes to the tax code, the Tax Act repealed the individual mandate tax penalty (the “Individual Mandate”), a PPACA provision that required individuals to pay additional taxes if he or she was uninsured during the year.

Repeal of the Individual Mandate may lead to more people being uninsured, and could raise premium rates for insured persons. Such a development could affect reimbursement, coverage, and utilization of diagnostic imaging services in ways that are currently unpredictable. Other changes to the PPACA (whether through legislation or judicial action), including further rollbacks or full repeal of the PPACA being sought by congressional and state members of the Republican Party, or expansion of the PPACA (including, but not limited to, the development of a "public option" that would compete with private insurers to offer coverage to both individuals and those with employer sponsored insurance) being sought by the Biden Administration, could have similarly unpredictable effects.

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

Insurance Laws and Regulation

States in which we operate have adopted certain laws and regulations affecting risk assumption in the healthcare industry, including those that subject any physician or physician network engaged in risk-based managed care to comply with applicable insurance laws and regulations. These laws and regulations may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to the contracted radiology practices, limiting their ability to enter into capitated or other risk-sharing managed care arrangements and indirectly affecting our revenue from the contracted practices.

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

Risks Related to Our Operations and Third-Party Relationships

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

If our contracted radiology practices, including the Group, lose a significant number of their radiologists, our financial results could be adversely affected.

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

For the year ended December 31, 2020, we derived approximately 13% of our total net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

Changes in the method or rates of third-party reimbursement could have a negative impact on our results

From time to time, changes designed to contain healthcare costs have been implemented, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business.

On August 4, 2020, CMS released the 2021 Medicare Physician Fee Schedule proposed rules, which proposed significant payment reductions effective January 1, 2021 for radiology services as a result of a proposed new coding structure for the office/outpatient evaluation and management (E/M) and statutorily mandated budget neutrality rules. While the Consolidated Appropriations Acct, 2021 (H.R. 133), enacted on December 27, 2020, mitigated the reimbursement cuts for 2021, H.R. 133 does not completely eliminate the cuts and only reduces their impact for 2021. Moreover, absent further and more permanent intervention from Congress, CMS could propose and impose similar or more significant reimbursement cuts in the years ahead, thus negatively impacting our revenue.

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

Our information technology systems, and those of our third-party service providers, have been and may again in the future be vulnerable to information security breaches, acts of vandalism, computer viruses and interruption or loss of valuable business data. Our information technology system is vulnerable to damage or interruption from:

•earthquakes, fires, floods and other natural disasters;

•power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events; and

•computer viruses, penetration by hackers seeking to disrupt operations or misappropriate information and other breaches of security.
We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that our operations are not disrupted or that data security breaches do not occur.

We suffered an unauthorized access to our network and could again face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information technology systems. If a malicious hacker gained unauthorized access to our systems and network, it could have a material adverse impact on our business or operations. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. In addition, these threats are constantly changing, thereby increasing the difficulty of successfully defending against them or implementing adequate preventive measures. Accordingly, an extended interruption in our information technology system’s function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

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

Risks Related to Our Ability to Grow Our Business

We face various risks related to health epidemics and other outbreaks, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face various risks related to health epidemics and other outbreaks, including the global outbreak of COVID-19. the COVID-19 pandemic, changes in patient behavior related to illness, pandemic fears and market downturns, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have led to disruption of our business and volatility in the global capital markets. The United States government has taken steps to attempt to mitigate some of the more severe anticipated effects of the COVID-19 pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Additionally, we have received some funding from the U.S. Department of Health & Human Services under the CARES Act's Public Health and Social Services Emergency Fund (PHSSEF), which is geared towards supporting healthcare related expenses or lost revenue attributable to COVID-19. Nonetheless, no assurance that such types of measures and funding whether already enacted or to be enacted, including H.R. 133, will be effective or achieve their desired results in a timely fashion, including as it relates to our business operations. Moreover, while we believe we are in compliance with the applicable terms and conditions of funding under PHSSEF, compliance-related guidance for the program remains in process, and we may face enforcement risk if we are found to have failed to comply with such terms and conditions.

If significant portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted.

We currently believe our results of operations will continue to be negatively impacted by these developments. In addition, changes to statutes, regulations or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Given the many uncertainties and far-reaching consequences of potential developments, we cannot assure that the COVID-19 outbreak and the many related impacts will not require extended or additional diagnostic center closures and other disruptions to our business or will not materially and adversely affect our business, results of operations and financial condition for significant periods of time moving forward.

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

Our failure to successfully, and in a timely manner, integrate acquired businesses and/or new lines of businesses could reduce our profitability.

We may never realize expected synergies, business opportunities and growth prospects in connection with our acquisitions and joint ventures. We may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. In addition, integrating operations will require significant efforts and expense on our part. Personnel may leave or be terminated because of an acquisition. Our management may have its attention diverted while trying to integrate an acquisition. If these factors limit our ability to integrate the operations of an acquisition successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies as a result of the acquisition, may not be met.

In the past we have acquired, and may again in the future acquire, companies that create a new line of business. The process of integrating the acquired business, technology, service and research and development component into our business and operations and entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. In developing a new line of business, we may invest significant time and resources that take away the attention of management that would otherwise be available for ongoing development of our business. In addition, there can be no assurance that our new lines of business will ultimately be successful. The failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

We may not be able to successfully grow our business, which would adversely affect our financial condition and results of operations.

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 9 acquisitions. These acquisitions have added 22 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

•identify attractive and willing candidates for acquisitions;
•identify locations in existing or new markets for development of new facilities;
•comply with legal requirements affecting our arrangements with contracted radiology practices;
•obtain regulatory approvals where necessary and comply with licensing and certification requirements applicable to our diagnostic imaging facilities, the contracted radiology practices and their associated physicians;
•recruit a sufficient number of qualified radiology technologists and other non-medical personnel;
•expand our infrastructure and management; and
•compete for opportunities.
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

Risks Related to Healthcare Laws and Regulations

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

Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to comply with applicable insurance laws. These laws, if adopted in the states in which we operate, may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to us and the contracted radiology practices and limit our ability to enter into capitation or other risk-sharing managed care arrangements.

We may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. Furthermore, additional changes to, or repeal of, the PPACA, whether through legislation or judicial action, may also affect reimbursement and coverage in ways that are currently unpredictable. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

State and federal anti-kickback and anti-self-referral laws may adversely affect income.

Various federal and state laws govern financial arrangements among healthcare providers. The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid, or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from federal or state healthcare programs. We believe we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

Federal law prohibiting certain physician self-referrals, known as the Stark Law, prohibits a physician from referring Medicare or Medicaid patients to an entity for certain “designated health services” if the physician has a prohibited financial relationship with that entity, unless an exception applies. Certain radiology services are considered “designated health services” under the Stark Law. Although we believe our operations do not violate the Stark Law, our activities may be challenged. If a challenge is successful, it could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or imposes additional regulatory burdens on us.

In addition, under the DRA, states enacting false claims statutes similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain qui tam or whistleblower provisions, receive an increased percentage of any recovery from a State Medicaid judgment or settlement. Adoption of new false claims statutes in states where we operate may impose additional burdens on us.

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

We are continuously implementing multiple layers of security measures. We utilize current security technologies and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses; coordinated attacks by activist entities; emerging cybersecurity risks; misplaced or lost data; programming and/or human errors; or other similar events. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations.

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

We are directly or indirectly, through the radiology practices with which we contract, subject to extensive regulation by both the federal government and the state governments in which we provide services, including:

•the federal False Claims Act;
•the federal Medicare and Medicaid Anti-Kickback Statute, and state anti-kickback prohibitions;
•federal and state billing and claims submission laws and regulations;
•HIPAA, as amended by HITECH, and comparable state laws;
•the federal physician self-referral prohibition commonly known as the Stark Law and state equivalents;
•state laws that prohibit the corporate practice of medicine and prohibit similar fee-splitting arrangements;
•federal and state laws governing the diagnostic imaging and therapeutic equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels; and
•state laws governing reimbursement for diagnostic services related to services compensable under workers' compensation rules.
If our operations are found to be in violation of any of the laws and regulations to which we or the radiology practices with which we contract are subject, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2020, approximately 20% and 2% of our net service fee revenue came from Medicare and various state Medicaid programs, respectively. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. Credentialing of physicians is required by our payors prior to commencing payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

Our agreements with the contracted radiology practices must be structured to avoid the corporate practice of medicine and fee-splitting.

The laws of certain states prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into management agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee typically based on a percentage of the practice’s revenue. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians, or violating the prohibitions against fee-splitting. There can be no assurance that our present arrangements with the Group or the physicians providing medical services and medical supervision at our imaging facilities will not be challenged, and, if challenged, that they will not be found to violate the corporate practice of medicine or fee splitting prohibitions, thus subjecting us to potential damages, injunction and/or civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services and/or change the amounts we receive under our management agreements. Any of these results could jeopardize our business.

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

General Economic, Legal, Tax and Financial Risks

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

Continued turbulence in domestic and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our patients. If these market conditions continue, they may increase expenses associated with borrowing, limit our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

Business disruptions and interruptions due to external events beyond our control can adversely affect our business, financial condition or results of operations.

Our operations can be subject to external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues, power failures, telecommunication loss, and other natural and man-made events, some of which may be intensified by the effects of climate change and changing weather patterns. Our corporate headquarters and over 100 of our radiology centers are located in California, which is subject to wildfires, blackouts, and potentially damaging earthquakes. In addition, several of our facilities located in parts of the east coast have suffered from weather events that caused us to temporarily close facilities. More recently, the novel coronavirus outbreak has impacted our business. This or such other events could cause disruption or interruption to our operations and significantly impact our employees. Any disruption to our services may result in decreases in revenues or increased operating and capital expenses. Historically, when we have experienced a reduction in business due to inclement weather or external events for a period of time, our operations have returned to a normalized level, but we have not experience a significant increase of procedures that would fully compensate for the revenues lost during the slower periods.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2019 through December 31, 2020, the trading price of our common stock fluctuated from a high of $23.45 per share to a low of $5.81 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

•changes in expectations as to future financial performance or buy/sell recommendations of securities analysts;

•our, or a competitor’s, announcement of new services, or significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

•the operating and stock price performance of other comparable companies.

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

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2020, our total combined indebtedness of term loans, capital leases and notes payable, excluding discount on term loan debt, was $662.4 million. Term loan indebtedness, excluding related discount, was $662.4 million, of which the Barclays first lien term loans were $611.0 million and the SunTrust term loan was $51.4 million. Our substantial indebtedness could also:

•make it difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•expose us to the risk of interest rate increases on our variable rate borrowings, including borrowings under our new senior secured credit facilities;
•increase our vulnerability to adverse general economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our credit facilities and instruments governing our other indebtedness.

Our credit facilities contain affirmative and negative covenants which restrict, among other things, our ability to:

•pay dividends or make certain other restricted payments or investments;
•incur additional indebtedness and certain disqualified equity interests;
•create liens (other than permitted liens) securing indebtedness or trade payables;
•sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with affiliates;
•create restrictions on dividends or other payments by our restricted subsidiaries; and
•create guarantees of indebtedness by restricted subsidiaries.

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

We are subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. Our determination of our tax liability is subject to review by applicable tax authorities. Any audits or challenges of such determinations may adversely affect our effective tax rate, tax payments or financial condition. Recently enacted U.S. tax legislation, the most significant of which is the Tax Cuts and Jobs Act of 2017 (the "Tax Act") , made significant changes to federal tax law, including the taxation of corporations, by, among other things, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures.

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

We recognized an impairment of goodwill and trade name in our Imaging On Call reporting unit in the amount of $3.9 million for the year ended December 31, 2018. During the current year of 2020 we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full. We are required to perform impairment tests for goodwill and other indefinite-lived intangible assets annually and whenever events or circumstances indicate that it is more likely than not that impairment exists or that the carrying amounts of the assets may not be recoverable, we recognize an impairment. A decline in the Company's operating results, future estimated cash flows and other assumptions could impact our estimated fair values, potentially leading to a material impairment of goodwill or other indefinite-lived assets, which could adversely affect our financial position and results of operations.

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

In the future, we could become the subject of an unsolicited attempted takeover of our company. Although an unsolicited takeover could be in the best interests of our stockholders, our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that will impede the removal of directors and may discourage a third-party from making a proposal to acquire us. For example, the provisions:

•permit the board of directors to increase its own size, within the maximum limitations set forth in the bylaws, and fill the resulting vacancies;
•authorize the issuance of shares of preferred stock in one or more series without a stockholder vote;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors; and
•prohibit transfers and/or acquisitions of stock (without consent of the Board of Directors ) that would result in any stockholder owning greater than 5% of the currently outstanding stock resulting in a limitation on net operating loss carryovers, capital loss carryovers, general business credit carryovers, alternative minimum tax credit carryovers and foreign tax credit carryovers, as well as any loss or deduction attributable to a “net unrealized built-in loss” within the meaning of Section 382 of the internal revenue code of 1986, as amended.

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

At December 31, 2020, we operated directly or indirectly through joint ventures with hospitals, 331 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. We lease the premises at which these facilities are located and do not have options to purchase the facilities we rent. Our most common initial term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 35 years at the facilities we lease. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Rental increases can range from 1% to 10% on an annual basis, depending on the location and market conditions where we do business.

As of December 31, 2020, total square footage operated directly or indirectly under lease, including medical office, administrative and warehouse locations, was approximately 2.7 million square feet.

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

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2021 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2015 to 2020 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2015 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2020. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Comparison of Cummulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
RadNet, Inc.
S&P 500 Index
S&P Health Care Sector

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/30/16	12/29/17	12/31/18	12/31/19	12/31/20
RadNet, Inc.	4.37	56.59	0.69	99.61	(3.6)
S&P 500 Index	11.96	21.83	(4.38)	31.49	18.4
S&P Health Care Sector	(2.69)	22.08	6.47	20.82	13.45

	Base	INDEXED RETURNS Years Ending
	Period
Company / Index	12/31/15	12/30/16	12/29/17	12/31/18	12/31/19	12/31/20
RadNet, Inc.	100	104.37	163.43	164.56	328.48	316.67
S&P 500 Index	100	111.96	136.4	130.42	171.49	203.04
S&P Health Care Sector	100	97.31	118.79	126.47	152.81	173.36

Recent Sales of Unregistered Securities

None

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019, are derived from our audited consolidated financial statements and notes thereto included in this annual report on Form 10-K. The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2017 and 2016, and the consolidated balance sheet data set forth below as of December 31, 2018, 2017 and 2016, are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this annual report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates. As a result of the contractual and operational relationship among Dr. Berger, Dr. Crues and the Company, we are considered to have a controlling financial interest in the Group pursuant to applicable accounting guidance. Due to the deemed controlling financial interest, we are required to include the Group as consolidated entities in our consolidated financial statements. This means, for example, that revenue generated by the Group from the provision of professional medical services to our patients, as well as the Group's costs of providing those services, are included as net revenue and cost of operations in our consolidated statement of operations, whereas the management fee that the Group pays to us under our management agreement with the Group is eliminated as a result of the consolidation of our results. Also, because the Group is consolidated in our financial statements, any borrowings or advances we have received from or made to the Group has been eliminated in our consolidated balance sheet. If the Group was not treated as consolidated entities in our consolidated financial statements, the presentation of certain items in our income statement, such as net service fee revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of the Group from all sources closely approximates its expenses, including Dr. Berger’s and Dr. Crues’ compensation, fees payable to us and amounts payable to third parties.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue and provider relief funds	$1,098,104	$1,154,179	$975,146	$922,186	$884,535
Operating expenses:
Cost of operations, excluding depreciation and amortization	965,902	999,692	867,547	802,377	775,801
Depreciation and amortization	86,795	80,607	72,899	66,796	66,610
Loss (gain) on sale and disposal of equipment, net	1,200	2,383	(2,054)	1,142	767
Gain on sale of imaging center and medical practice	—	—	—	(3,416)	—
Gain on re-measurement of pre-existing interest	—	(768)	(39,539)	—	—
Gain on return of common stock	—	—	—	—	(5,032)
Meaningful use incentive	—	—	—	(250)	(2,808)
Gain on extinguishment of debt	(4,047)	—	—	—	—
Loss on impairment	4,170	—	3,937	—	—
Net income attributable to RadNet common stockholders	(14,840)	14,756	32,243	53	7,230

Basic income per share attributable to RadNet common stockholders	(0.29)	0.30	0.67	—	0.18

Diluted income per share attributable to RadNet common stockholders	(0.29)	0.29	0.66	—	0.17

Balance Sheet Data:

Cash and cash equivalents	$102,018	$40,165	$10,389	$51,322	$20,638
Total assets	1,786,657	1,646,986	1,109,330	868,979	849,476
Total long-term liabilities	1,130,240	1,086,419	669,560	607,448	642,082
Total liabilities	1,528,354	1,413,847	909,077	799,054	797,423
Working capital (exclusive of current operating lease liability)	(61,896)	(25,048)	(30,827)	43,745	62,573
Equity	258,303	233,139	200,253	69,925	52,053

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2020, facing the novel strain of the coronavirus ("COVID-19"), we began experiencing reduced procedure volumes at the end of the first quarter which intensified through mid year but did return to 90% of pre-COVID-19 pace in the third quarter and remained consistent throughout the fourth quarter. To respond to the pandemic during the year we adjusted our business operations, inclusive of concentrating patient traffic to larger imaging centers, negotiating payment terms with vendors and landlords, initiating employee furloughs, compensation reductions, and telecommuting. The arrival of the mRNA vaccine to protect against the virus is a welcome development. As inoculations ramp up across the country and other mitigation procedures continue, we can begin to look forward to a return of normal business operations.

Despite the impact of COVID, we continued to invest and position for future growth. We continued to grow through acquisition, being a new entrant in Arizona marketplace and on the east coast adding to our presence in New Jersey and the New York city area. In our related businesses we increased our focus on Artificial Intelligence with our acquisition of DeepHealth Inc. while exiting our Imaging on Call teleradiology operations.

The following table shows our facilities in operation at year end and revenues for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Facilities in operation	331	335	344
Total revenue (millions)	$1,072	$1,154	$975

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. Our service fee revenue, net of contractual allowances and discounts, implicit price concessions, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2020	2019	2018
Commercial insurance	$584,035	$642,341	$542,011
Medicare	217,928	237,427	192,881
Medicaid	25,619	28,283	25,615
Workers' compensation/personal injury	33,478	42,792	34,193
Other patient revenue	25,314	23,862	25,117
Management fee revenue	11,253	11,659	13,882
Imaging on call and software	10,798	17,317	16,261
Other	23,297	24,555	18,781
Service fee revenue	931,722	1,028,236	868,741
Revenue under capitation arrangements	140,118	125,943	106,405
Total revenue	$1,071,840	$1,154,179	$975,146

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

Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The following table shows the number of systems that we had in operation as of the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
MRI	293	288	273
CT	175	168	162
PET/CT	67	62	59
Mammography	315	303	289
Ultrasound	689	662	632
X-ray	376	343	308
Nuclear Medicine	57	50	53
Fluoroscopy	117	120	117
Total equipment	2,089	1,996	1,893

Facility Acquisitions, Dispositions, Equity Investments and Formation of Joint Ventures

The following discussion summarizes certain details concerning our acquisition or disposition of facilities, our equity investment and our joint venture transaction. See Note 4, Facility Acquisitions and Dispositions to our consolidated financial statements included in this annual report on Form 10-K for further information.

Facility acquisitions

In October and November 2020, we completed our acquisition of certain assets of ZP Atlantic LLC, and ZP Elmhurst LLC. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

	ZP Atlantic	ZP Elmhurst
Property and Equipment	$7,931	$10,681
Right of Use Assets	6,181	12,571
Other Assets	62	75
Intangible Assets	50	50
Right of Use Liabilities	(6,181)	(12,571)
Goodwill	828	1,463
TOTAL	$8,871	$12,269

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

On June 1, 2020, we completed our acquisition of all the equity interests of DeepHealth Inc., ("DeepHealth") an artificial intelligence and machine learning company in an all stock purchase. As initial purchase consideration, we issued 915,132 shares at $16.93 per share (823,615 issued at execution, with up to 91,517 shares to be issued 18 months after acquisition subject to adjustment for any indemnification claims). The transaction was accounted for as an acquisition of a business and total purchase consideration determined to be approximately $34.6 million including i) 823,615 shares issued on the date of closing with fair value of $13.9 million, ii) a liability of 91,517 shares with a fair value of $1.5 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods, iii) replacement awards attributable to pre-combination service issued to DeepHealth option holders with allocated fair value of $2.0 million, iv) acquisition date fair value of contingent consideration of $17.0 million and v) $0.1 million in closing costs reimbursed to the seller. The fair values of replacement awards attributable to pre-combination service and contingent consideration are recorded in additional paid in capital upon closing of the transaction. For the contingent consideration, there are three arrangements that will be settled in a fixed number of shares upon achievement of three individual specific milestones which are mutually exclusive of each other, with 390,789, 586,184, and 195,393 shares, respectively, issuable for each milestone arrangement. The fair value of the contingent consideration was estimated at the date of acquisition based on our share price and estimated probability of the achievement of the respective milestones. We preliminarily recorded $0.1 million in current assets, $3.5 million in deferred tax liabilities, $14.8 million in intangible assets, primarily in-process research and development ("IPR&D'), and $23.3 million in goodwill. The goodwill is primarily attributable to expected post-acquisition synergies from integrating DeepHealth’s assembled workforce and IPR&D technologies. The fair values of the identifiable intangible assets related to IPR&D were determined by the income method and the assets will not be amortized until completion.

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

On August 1, 2019 we completed a step-up acquisition upon the dissolution of our former 49% owned joint venture, Garden State Radiology LLC ("GSRN"). GSRN consisted of two multi-modality centers operating in New Jersey. GSRN became our wholly owned subsidiary with the withdrawal of the 51% majority partner for the full ownership of one center with no other consideration. We made a fair value determination of our original 49% interest which resulted in a step-up gain of  approximately $1.3 million. We determined a fair value of the remaining acquired imaging center of $3.1 million in assets and $0.4 million in liabilities were recognized. We recorded $1.0 thousand in other assets, $0.7 million in fixed assets, $0.4 million in right-of-use assets, $0.4 million in operating lease liabilities, and $2.0 million in goodwill.

On August 1, 2019 we completed a step-up acquisition of our former 25% owned joint venture, Nulogix, via a stock issuance of RadNet common shares valued at $1.5 million to obtain the remaining 75% outstanding Nulogix shares. We made a fair value determination of the acquired assets and approximately $0.2 million in fixed assets, $0.7 million in intangible assets, $0.3 million in deferred tax liability and goodwill of $1.3 million were recorded. We also made a fair value determination of our 25% pre-existing interest in the business and recognized a loss of $0.5 million which is included in operating expenses within the consolidated statements of operations.
On April 1, 2019 we completed our acquisition of certain assets of Kern Radiology Imaging Systems Inc., consisting of four multi-modality imaging centers located in Bakersfield, California for purchase consideration of $19.3 million. We made a fair value determination of the acquired assets and assumed liabilities and approximately $10.1 million in property and equipment, $9.7 million in right-of-use assets, $36.0 thousand in other assets, $3.4 million in intangible assets, $14.5 million in operating lease liabilities, and $10.5 million in goodwill were recorded.
On April 1, 2019 we completed our acquisition of certain assets of Zilkha Radiology Inc. consisting of two multi-modality centers located in Islip, New York for purchase consideration of $4.5 million. We made a fair value determination of the acquired assets and assumed liabilities and approximately $2.2 million in property and equipment, $5.1 million in right-of-use assets, $0.1 million in intangible assets, $5.1 million in operating lease liabilities, $0.3 million in finance lease liabilities and $2.6 million in goodwill were recorded.
On February 28, 2019, one of our Variable Interest Entities (VIEs), Lenox Hill Radiology and Medical Imaging Associates, P.C. ("LHR"), purchased the membership interest of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") for $6.0 million of RadNet common stock and contingent consideration valued at $0.7 million to guarantee the share value issued for a period of six months post acquisition date. LHR has performed a fair value purchase price allocation and recorded equipment of $10.0 thousand, a covenant not to compete of $50.0 thousand, trade name of $0.4 million, other intangible assets of $0.3 million and goodwill of $3.1 million from the transaction. In connection with the acquisition, RadNet also settled against the purchase consideration, $2.8 million, net of taxes, of an unfavorable vendor contract with HVRA stemming from the previous acquisition of Radiologix, Inc. in November 2006.
On February 1, 2019, our majority owned subsidiary, West Valley Imaging Group, LLC ("WVIG") completed its acquisition of certain assets of West Valley Imaging Center, LLC ("West Valley"), consisting of a single multi-modality imaging center located in West Hills, CA for purchase consideration of $3.0 million all of which was initially funded by the Company. We have made a fair value determination of the acquired assets and approximately $0.3 million in equipment and fixed assets, $7.0 thousand in other assets, $0.2 million in intangible assets and $2.5 million in goodwill were recorded. Subsequent to the transaction, our partner in WVIG, Cedars Sinai Medical Center, contributed $0.8 million in cash to maintain its 25% economic interest in the venture.
Dispositions
On June 1, 2020 we completed our sale of certain assets of our Imaging On Call subsidiary for approximately $1.0 thousand. With this transaction, we have exited the teleradiology business.

Equity Investments

Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. On March 24, 2017, we acquired an initial 12.50% equity interest in Medic Vision - Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.50% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $0.2 million. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No observable price changes or impairment in our investment was noted as of the year ended December 31, 2020.

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that converted to an additional 80,000 preferred shares on October 11, 2019. No observable price changes or impairment in our investment was noted for the year ended December 31, 2020.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes or impairment in our investment was noted for the year ended December 31, 2020.

Formation of new joint ventures
Effective November 1 2020, Arizona Diagnostic Radiology Group LLC ("ADRG"), an entity we formed in conjunction with CHI National Services Inc. ("CHI"), assumed operational and managerial oversight of our Arizona centers. We hold a 49% economic interest and CHI holds 51% economic interest in ADRG and we account for the venture under the equity method. The entity was formed in part to leverage CHI's established presence in the Phoenix, Arizona market as a major health care provider.
On February 13, 2019 we formed a wholly owned subsidiary, Ventura County Imaging Group, LLC ("VCIG"). On March 1, 2019, Dignity Health joined as a venture partner. Total agreed contribution of both parties was $10.4 million of cash and assets with RadNet contributing net assets with a book value of $4.3 million for a 60% economic interest and Dignity Health contributing $6.1 million in cash and assets for a 40% economic interest. For its contribution, RadNet transferred net assets of three wholly owned multi-modality imaging centers. Dignity Health contributed approximately $0.8 million in assets to acquire 5% economic interest and paid RadNet $5.3 million for an additional 35% economic interest. We maintain controlling economic interest in VCIG and fully consolidate the results into our financial statements.
Sale of joint venture interest:
On April 1, 2017, we formed in conjunction with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA. Upon formation, RadNet held a 40% economic interest and CSMC held a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from us an additional 5% percent economic interest in SMIG valued at $0.1 million. As a result of the transaction, our economic interest in SMIG has been reduced to 35%. We recorded a loss of $2.0 thousand on the transaction.

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

On April 12, 2018 we acquired 25% share capital in Nulogix, Inc. for cash consideration of $2.0 million. On August 1, 2019 we completed via the issuance of RadNet common stock valued at $1.5 million, the acquisition of the remaining 75% economic interest and we now consolidate the financial statements of Nulogix as a wholly owned subsidiary.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue for the years 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
REVENUE
Service fee revenue	86.9%	89.1%	89.1%
Revenue under capitation arrangements	13.1%	10.9%	10.9%
Total Revenue	100.0%	100.0%	100.0%
Provider relief funding	2.5%	—%	—%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	90.1%	86.6%	89.0%
Depreciation and amortization	8.1%	7.0%	7.5%
Loss (gain) on sale and disposal of equipment	0.1%	0.2%	(0.2)%
Loss on impairment	0.4%	—%	0.4%
Severance costs	0.4%	0.1%	0.2%
Total operating expenses	99.1%	93.9%	96.8%
INCOME FROM OPERATIONS	3.3%	6.1%	3.2%

OTHER INCOME AND EXPENSES
Interest expense	4.3%	4.2%	4.5%
Equity in earnings of joint ventures	(0.7)%	(0.7)%	(1.2)%
Gain on re-measurement of pre-existing interest	—%	(0.1)%	(4.1)%
Gain on extinguishment of debt	(0.4)%	—%	—%
Other expenses	—%	0.1%	—%
Total other expenses (income)	3.4%	3.5%	(0.8)%
INCOME BEFORE INCOME TAXES	(0.1)%	2.6%	4.0%
Benefit from (provision for) income taxes	(0.1)%	(0.5)%	—%
NET INCOME	(0.2)%	2.0%	3.9%
Net income attributable to noncontrolling interests	1.2%	0.8%	0.6%
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	(1.4)%	1.3%	3.3%

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

We grow through a combination of organic growth as well as acquisitions and joint ventures. We have segregated some of our information to demonstrate which is attributable to centers that were in operation throughout the entirety of the comparison period, and which is attributable to centers that were acquired or disposed of during the period. For the discussion below, same centers are those that were in continuous operation from January 1, 2019 through December 31, 2020.

Total Revenue inclusive of Provider Relief Funding for 2020

In Thousands	Year Ended December 31,
Revenue	2020	2019	$ Increase/(Decrease)	% Change
Total Revenue	$1,098,104	$1,154,179	($56,075)	(4.9)%
Same Center Revenue	$1,038,780	$1,093,317	($54,537)	(5.0)%

Our procedure volumes for the year ended December 31, 2020 were affected by the COVID-19 pandemic, which precipitated an approximate 12.3% decrease in same center procedural volumes year over year. Mitigating the income decline is $26.3 million received in Provider Relief funding, which, per the official designation of the program, was used to offset lost revenues and incremental expenses. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2019. For the twelve months ended December 31, 2020, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $59.3 million. For the twelve months ended December 31, 2019, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $60.9 million.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2020 decreased approximately $21.9 million, or 2.0%, from $1.08 billion for the twelve months ended December 31, 2019 to $1.06 billion for the twelve months ended December 31, 2020. The following table sets forth our cost of operations and total operating expenses for the twelve months ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019

Salaries and professional reading fees, excluding stock-based compensation	$591,338	$634,179
Stock-based compensation	12,405	8,731
Building and equipment rental	108,202	106,495
Medical supplies	44,964	45,955
Other operating expenses*	208,993	204,332
Cost of operations	965,902	999,692

Depreciation and amortization	86,795	80,607
Loss on sale and disposal of equipment	1,200	2,383
Loss on impairment	4,170	—
Severance costs	4,353	1,619
Total operating expenses	$1,062,420	$1,084,301

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecommunications, utilities, marketing, travel and other expenses.

     Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Year Ended December 31,
Salaries and Professional Fees	2020	2019	$ Increase/(Decrease)	% Change
Total	$591,338	$634,179	($42,841)	(6.8)%
Same Center	$561,720	$602,448	($40,728)	(6.8)%

The decrease in salaries expense was a result of staff furloughs and payroll reductions initiated in response to the COVID-19 crisis and later sustained by the implementation of efficiencies garnered from a review of operational workflows. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the twelve months ended December 31, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $29.6 million. For the twelve months ended December 31, 2019, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was approximately $31.7 million.
    Stock-based compensation

Stock-based compensation increased $3.7 million, or 42.1%, to approximately $12.4 million for the twelve months ended December 31, 2020 compared to $8.7 million for the twelve months ended December 31, 2019. This increase was driven by the higher fair value of RSA’s awarded and vested in the year ended December 31, 2020 as compared to RSA’s awarded and vested in the same period in 2019.
    Building and equipment rental

In Thousands	Year Ended December 31,
Building & Equipment Rental	2020	2019	$ Increase/(Decrease)	% Change
Total	$108,202	$106,495	$1,707	1.6%
Same Center	$99,483	$98,482	$1,001	1.0%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the twelve months ended December 31, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $8.7 million. For the twelve months ended December 31, 2019, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was also $8.0 million.
    Medical supplies

In Thousands	Year Ended December 31,
Medical Supplies Expense	2020	2019	$ Increase/(Decrease)	% Change
Total	$44,964	$45,955	($991)	(2.2)%
Same Center	$40,894	$42,384	$(1,490)	(3.5)%

The drop in medical supplies expense was related to decreased use of contrast agents driven by volume reduction in our advanced imaging modalities of CT and PET, which were reduced a combined 10% year over year due to COVID-19. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the twelve months ended December 31, 2020, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $4.1 million. For the twelve months ended December 31, 2019, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $3.6 million.
    Other operating expenses

In Thousands	Year Ended December 31,
Other Operating Expenses	2020	2019	$ Increase/(Decrease)	% Change
Total	$208,993	$204,332	$4,661	2.3%
Same Center	$196,484	$190,398	$6,086	3.2%

The increase in other operating expenses relates to higher billing fees and charges for outside services. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the twelve months ended December 31, 2020, other operating expense from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $12.5 million. For the twelve months ended December 31, 2019, other operating expense from centers that were acquired or divested subsequent to January 1, 2019 was $13.9 million.
    Depreciation and amortization

In Thousands	Year Ended December 31,
Depreciation & Amortization	2020	2019	$ Increase/(Decrease)	% Change
Total	$86,795	$80,607	$6,188	7.7%
Same Center	$81,337	$75,190	$6,147	8.2%

The increase in same center depreciation and amortization is primarily due to additional equipment and leasehold improvements placed in service in the twelve months ending December 31, 2020 compared to the same period in 2019.

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2019. For the twelve months ended December 31, 2020, depreciation expense from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $5.5 million. For the twelve months ended December 31, 2019, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2019 and excluded from the above comparison was $5.4 million.

    Loss on sale and disposal of equipment

We recorded a loss on the sale of equipment of approximately $1.2 million and $2.4 million for each of the twelve months ended December 31, 2020 and 2019, respectively.

    Severance Costs

We incurred total severance expense of $4.4 million and $1.6 million for each of the twelve months ended December 31, 2020 and 2019, respectively, an increase of $2.7 million or 168.9%, which was related to payroll reduction charges.

    Impairment Charges

During the current year of 2020, we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full.

We recorded impairment charges to our Imaging On Call reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being a write off the Imaging On Call trade name of approximately $100,000.

Interest expense

In Thousands	Year Ended December 31,
Interest Expense	2020	2019	$ Increase/(Decrease)	% Change
Total Interest Expense	$45,882	$48,044	($2,162)	(4.5)%
Interest related to derivatives*	$6,206	$(1,125)
Interest related to amortization**	$4,413	$4,184
Adjusted Interest Expense***	$35,263	$44,985	$(9,722)	(21.6)%
*Includes interest on 2016 caps and 2019 swaps.
**Includes combined noncash amortization of deferred loan coasts and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line,notes, finance leases and other

The reduction in interest expense solely paid on our debt and lease obligations corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt in reaction to market conditions surrounding COVID-19. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future interest expense exposure the Company has entered into a forward interest rate agreements. See the Derivative Instruments section of Note 2 to the consolidated financial statements included in this annual report on Form 10-K and ITEM 7a, Quantitative and Qualitative Disclosure About Market Risk below for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures

For the twelve months ended December 31, 2020 we recognized equity in earnings from unconsolidated joint ventures of $7.9 million versus $8.3 million for the twelve months ended December 31, 2019, a decrease of $0.4 million or 4.9%, related to market conditions stemming from the COVID-19 pandemic.

Non-cash change in fair value of interest rate hedge

We recorded expense of approximately $2.5 million for the ineffective portion of our 2019 swaps for the year ended December 31, 2020. See the Derivative Instruments section of Note 2 to the consolidated financial statements included in this annual report on Form 10-K.

Gain on re-measurement valuation of pre-existing interest

In August of 2019 we completed step-up acquisitions of two of our then equity method joint ventures, Garden State Radiology and Nulogix. Upon the fair value determination of our interests in both ventures, we recognized a step-up gain of $0.8 million for the year ended December 31, 2019.

Gain on extinguishment of debt
In December 2020, we met the eligibility requirements for forgiveness of loans received under The Paycheck Protection Program and recorded a gain on extinguishment of debt of approximately $4.0 million. See Note 8 Credit Facilities and Notes Payable included in this annual report on Form 10-K.

Other expenses

For the years ended ended December 31, 2020 and December 31, 2019 we recorded approximately $0.1 million and $1.3 million of other expenses respectively.

Provision for income taxes

We had a provision for income tax for the twelve months ended December 31, 2020 of $0.9 million or 104.8% of income before income taxes, compared to a tax provision for the twelve months ended December 31, 2019 of $6.2 million or 21.0% of income before income taxes. Income tax decreased in 2020 primarily due to the economic effects of the COVID-19 pandemic on our operations. The income tax rates for the twelve months ended December 31, 2020 diverge from the federal statutory rate due to adjustments for leasehold improvements, equity method investments, and other liabilities.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

For the comparison of results of operations for the year ended December 31, 2019 to the year ended December 31, 2018, please see Item 7, Management's Discussion and Analysis of Financial Condition and Operations in our Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

Non-GAAP Financial Measures

We use both GAAP and non-GAAP metrics to measure our financial results. We believe that, in addition to GAAP metrics, non-GAAP metrics such as Adjusted EBITDA and Free Cash Flow assist us in measuring our core operations from period to period as well as our cash generated from operations and ability to service our debt obligations.

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

Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance, and is a measure of leverage capacity and ability to service debt. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and this metric, as presented, may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2020, 2019, and 2018, respectively (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net (loss) income attributable to RadNet, Inc. common stockholders	$(14,840)	$14,756	$32,243
Plus provision for income taxes	895	6,229	394
Plus interest expense	45,882	48,044	43,456
Plus severance costs	4,353	1,619	1,931
Plus depreciation and amortization	86,795	80,607	72,899
Plus non-cash employee stock-based compensation	12,405	8,730	7,662
Plus loss on sale and disposal of equipment	1,200	2,383	—
Plus other expenses	120	1,283	—
Plus non-cash change in swap valuation	2,528	—	—
Plus legal settlement and related expenses	—	1,248	—
Plus gain on sale of equipment attributable to noncontroling interest	—	—	440
Plus transaction costs EmblemHealth/ACP	—	—	681
Plus one time legal settlement	—	—	786
Plus changes in the organization of east coast and international operations	—	—	19,101
Plus loss on impairment	4,170	—	3,937
Less gain on extinguishment of debt	(4,047)	—	—
Less gain on sale and disposal of equipment	—	—	(2,054)
Less other income	—	—	(181)
Less gain on re-measurement of pre-existing interest	—	(768)	(39,539)
Adjusted EBITDA	$139,461	$164,131	$141,756

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

The following table provides a reconciliation of free cash flow to “net cash flows from operations” the most directly comparable amounts reported in accordance with GAAP for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Adjusted EBITDA	$139,461	$164,131	$141,756
Less cash paid for interest	(39,521)	(46,254)	(37,016)
Less cash capital purchases (1)	(86,758)	(71,540)	(72,180)
Less new finance debt	(20)	(51)	—
Plus proceeds from sale of equipment	828	1,160	2,575
Free cash flow	$13,990	$47,446	$35,135
Free cash flow as a percent of
cash flow from operations	6.0%	45.5%	30.1%

(1)Purchase of Property Plant & Equipment is adjusted for capital purchases of NJIN, which is excluded from our debt covenant calculation.

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of December 31, 2020 and December 31, 2019 and income statement data for the twelve months ended December 31, 2020, 2019 and 2018 (in thousands):

Balance Sheet Data for the period ended December 31,	2020	2019	2018
Cash and cash equivalents	$102,018	$40,165
Accounts receivable	129,585	154,763
Working capital (exclusive of current operating lease liability)	(61,896)	(25,048)
Stockholders' equity	258,303	233,139

Income Statement data for the twelve months ended December 31,
Total revenue	$1,071,840	$1,154,179	$975,146
Net (loss) income attributable to RadNet common stockholders	(14,840)	14,756	32,243

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
The COVID 19 pandemic has resulted in a reduction of procedure volumes and corresponding operating revenues for the year ended December 31, 2020. We are uncertain of the duration and ultimate severity of its effects. Although we took measures to reduce operating expenses and have received government stimulus funding, we may continue to experience decreased procedure volumes during the duration of the pandemic. We have credit available from our current credit facilities and borrowing under those facilities is subject to continued compliance with lending covenants. We currently meet those requirements, but substantial and sustained operating losses could impact our ability to borrow under those facilities. If we are not able to meet such requirements, we may be required to seek additional financing and there can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.
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

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the twelve months ended December 31, 2020 and 2019:

Cash Flow Data	December 31, 2020	December 31, 2019
Cash provided by operating activities	$233,759	$104,322
Cash used in investing activities	(126,244)	(99,465)
Cash (used in) provided by financing activities	(45,561)	24,951

For cash used in investing activities for the twelve months ended December 31, 2020, we purchased property and equipment for approximately $94.2 million, acquired imaging facilities for $31.3 million, made an equity contributions to joint venture of $1.6 million. We received proceeds from the sale of equipment of $0.8 million.

The cash used in financing activities for the twelve months ended December 31, 2020 was mainly due to principal payments on our term loans.

In 2018 and 2019 we entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At December 31, 2020 we have $20.5 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.

Senior Credit Facilities:
We maintain secured credit facilities with Barclays Bank PLC and with SunTrust. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility. On August 28, 2020 we amended the Barclays credit facilities to increase the amount available under the revolving line of credit to $195.0 million. The SunTrust credit facilities are comprised of a term loan and a revolving credit facility of $30.0 million. As of December 31, 2020, we were in compliance with all covenants under our credit facilities. Deferred financing costs at December 31, 2020, net of accumulated amortization, was $1.8 million and is specifically related to our Barclays revolving credit facility.

Included in our consolidated balance sheets at December 31, 2020 are $601.3 million of First Lien Term Loans and $51.4 million of SunTrust Term Loan Agreement debt for a combined total of $652.7 million (net of unamortized discounts of $9.7 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays First Lien Term Loans	$611,028	$(9,699)	$601,329
SunTrust Term Loan Agreement	51,375	—	51,375
Total Term Loans	$662,403	$(9,699)	$652,704

We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at December 31, 2020 and had reserved an additional $7.3 million for certain letters of credit. The remaining $187.7 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2020. We also had no balance under our $30.0 million SunTrust Revolving Credit Facility related to our consolidated subsidiary NJIN at December 31, 2020, and with no letters of credit reserved against the facility, the full amount was available to draw upon. At December 31, 2020 we were in compliance with all covenants under our credit facilities. For more information on our secured credit facilities see Note 8 to our consolidated financial statements in this annual report.

Contractual Commitments

Our future obligations for notes payable, equipment under finance leases, lines of credit, equipment and building operating leases and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Notes payable (1)	$43,670	$44,795	$573,938	$—	$—	$—	$662,403
Finance leases (2)	2,654	719	14	13	4	2	3,406
Operating leases (3)	97,307	91,479	83,648	69,686	59,469	316,112	717,701
Total	$143,631	$136,993	$657,600	$69,699	$59,473	$316,114	$1,383,510

(1)Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2020.

(2)Includes interest component of finance lease obligations.

(3)Includes interest component of operating lease obligations.

    We have service agreements with various vendors under which they have agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under these agreements, we are committed to minimum payments of approximately $34.0 million in 2021.

Critical Accounting Policies
The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in this annual report on Form 10-K we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The critical areas involving management’s judgments and estimates are described below.

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

REVENUES – Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payors. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations, changes in business and economic conditions, and the frequent changes in managed care contractual terms resulting from contract re-negotiations and renewals.

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

Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under Medicare, Medicaid, managed care and commercial insurance plans are based upon historical collection experience of the payments received from such payors in accordance with the underlying contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have price concessions applied. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

PROVIDER RELIEF FUND (COVID-19 STIMULUS FUNDING) - The Provider Relief Fund offers government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. In the fourth quarter of 2020, we received approximately $0.6 million in funding and for twelve months ended December 31, 2020 we have received funding of $26.3 million. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment. During the year ended December 31, 2020, we continued to evaluate our operating results and gave consideration to the updated reporting guidelines issued in January 2021 by the U.S. Department of Health and Human Services that significantly changed the measurement of Provider Relief Fund distributions providers are able to retain. Based on our assessment recognition of the revenue previously recognized remained appropriate.
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

BUSINESS COMBINATION – We evaluate all purchases under the framework in ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. Once the purchase has been determined to be the acquisition of a business, we are required to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $472.9 million and $442.0 million million at December 31, 2020 and December 31, 2019, respectively. Indefinite lived intangible assets at December 31, 2020 were $7.1 million and $11.3 million at December 31, 2019 and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We test for impairment annually and in addition to that test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding the novel strain of coronavirus ("COVID-19") pandemic and during the year did not identify an indication of goodwill or trade name impairment due that event. During the year we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full. Separate from this, our annual impairment test as of October 1, 2020 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2020.

Significant Accounting Policies
DEFERRED REVENUE - In April of 2020, we received approximately $39.4 million in advanced Medicare payments from the Centers for Medicare and Medicaid Services ("CMS") as part of the expanded Accelerated and Advance Payment Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. As these payments are required to be repaid to CMS beginning 120 days after their receipt through offsets from new Medicare claims over a three month period, we have recorded amounts received to deferred revenue which will be amortized as Medicare reimbursements are earned. In addition, in May of 2020 we received $5.0 million in advance payments from an insurance carrier with similar repayment terms as the CMS.
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
LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill and indefinite lived intangibles, for impairment whenever indicators of impairment exist. To evaluate the long-lived assets our management estimates the undiscounted future cash flows expected to be derived from the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2020.
DEPRECIATION AND AMORTIZATION OF LONG-LIVED ASSETS - We depreciate our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets useful lives or the lease term of the facility for which these assets are associated. We estimate the economic useful lives of assets, other than leasehold improvements, to be between 3 and 15 years depending on the type of asset.
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

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense associated with option grants is calculated based on a valuation model, typically the Black–Scholes model, which requires certain management assumptions with respect to volatility. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Stock Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 4, Facility Acquisitions and Note 11, Stock-Based Compensation, for more information.
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

In June 2016, the FASB issued ASU No. 2016-13 ("ASU 2016-13), Financial Instruments - Credit Losses. ASU 2016-13 replaces the incurred loss methodology previously utilized for valuing financial instruments with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. We adopted the standard on January 1, 2020 using the modified retrospective approach. See the Accounts Receivable section to Note 2 for further information on our allowances for credit losses.

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU was effective in the first quarter of 2020 with early adoption permitted and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a material impact on our consolidated balance sheet.

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

Accounting standards not yet adopted

In December 2019, the FASB issued ASU 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other areas of the standard. ASU 2019-12 is effective beginning in the first quarter of 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures.

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

In January 2021, the FASB issued ASU 2021-01 ("ASU 2021-01"), Reference Rate Reform (Topic 848), Scope. ASU 2021-01 provides clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain option expedients and exceptions in Topic 848. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the potential impact of ASU 2021-01 on our financial statements.

Subsequent Events

On January 1, 2021 we entered into the Simi Valley Imaging Group, LLC, a partnership with Simi Valley Hospital and Health Services ("Simi Adventist"). The operation will offer multi-modality imaging services out of two locations in Ventura County, California. Total investment in the venture is $0.5 million. RadNet contributed $0.3 million in assets for a 60% economic interest and Simi Adventist contributed assets totaling $0.2 million for a 40% economic interest.

Over January and February 2021, we completed additional acquisitions of ZP companies in the New York City area for total purchase consideration of approximately $53.4 million.

In March 2021, we received $6.2 million in general distribution funds under the CARES Act.

Additional Information

Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2020, 2019 and 2018 is included in the consolidated financial statements and notes thereto in this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At December 31, 2020, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $27 thousand in operating expenses.
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

At December 31, 2020, we had $611.0 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans. At December 31, 2020, our effective 6 month LIBOR was 1.00%. A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the current Eurodollar rate would result in an increase of $6.1 million in annual interest expense and a corresponding decrease in income before taxes. At December 31, 2020, we had an additional $9.7 million in debt instruments tied to the prime rate. A hypothetical 1% increase in the prime rate would result in an annual increase in interest expense of approximately $0.1 million and a corresponding decrease in income before taxes. These amounts are determined by considering the impact of the hypothetical interest rates on the borrowing costs and swap agreements.
At December 31, 2020, we had $51.4 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement. At December 31, 2020 our effective LIBOR rate plus applicable margin was 2.22%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.5 million in annual interest expense and a corresponding decrease in income before taxes.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 9 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Revenue Recognition
Description of the Matter
For the year ended December 31, 2020, the Company’s service fee revenue was $931.7 million. As discussed in Note 2 to the consolidated financial statements, service fee revenue is based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payors (Medicare, Medicaid, managed care health plans and commercial insurance companies). Estimates of contractual allowances and implicit price concessions associated with third-party payors and any amounts due directly from patients, are based upon historical collection experience from such payors. The contractual estimation process is periodically reviewed to consider and incorporate updates to the laws and regulations, changes in business and economic conditions and contractual terms resulting from contract negotiations and renewals. The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to amounts due directly from patients to record these revenues and accounts receivable at the estimated amounts the Company expects to collect.

Auditing management’s estimates of contractual allowances and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement of service fee revenue. This included testing controls related to management’s review of the significant assumptions and inputs used in the determination of the estimated amount that would be collected for services rendered during the period. We also tested controls over the current and historical data used by management in determining this estimate, including the completeness and accuracy of the data.

To test the estimated contractual allowances and implicit price concessions, we performed audit procedures that included, among others, assessing methodologies and evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its estimates. We compared the significant assumptions used by management to current industry and economic trends and considered changes, if any, to the Company’s business and other relevant factors. We also assessed the historical accuracy of management’s estimates as a source of potential corroborative or contrary evidence.

Acquisition of DeepHealth, Inc.
Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company completed its acquisition of DeepHealth, Inc. for net consideration of $34.6 million on June 1, 2020. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of DeepHealth, Inc. was complex due to the significant estimation required by management in determining the fair value of in-process research and development (“IPR&D”) intangible assets of $14.5 million. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the IPR&D intangible assets and the sensitivity of the fair value estimates to the significant underlying assumptions. The Company used an income approach to measure the fair value of the IPR&D. The significant assumptions used to estimate the value of the IPR&D intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, EBITDA margin and obsolescence factors). These significant assumptions are forward looking and could be affected by future economic and market conditions.

Acquisition of DeepHealth, Inc. continued
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. We tested controls over the recognition and measurement of consideration transferred and IPR&D intangible assets, including the valuation model and underlying assumptions used to develop such estimates.

To test the estimated fair value of the IPR&D intangible assets, we performed audit procedures that included, among others, evaluating the completeness and accuracy of the underlying data and reasonableness of significant assumptions such as revenue growth rates, EBITDA margin and obsolescence factors. For example, we compared the forecasted results, derived based on the significant assumptions discussed above, to current industry, market and economic trends, to the assumptions used in other acquisitions and to other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of the methodology used and reasonableness of the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Los Angeles, California
March 16, 2021

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,018	$40,165
Accounts receivable	129,585	154,763
Due from affiliates	5,836	1,242
Prepaid expenses and other current assets	32,985	45,004
Total current assets	270,424	241,174
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	399,335	367,795
Operating lease right-of-use-assets	483,661	445,477
Total property, equipment and right-of-use-assets	882,996	813,272
OTHER ASSETS
Goodwill	472,879	441,973
Other intangible assets	52,393	42,994
Deferred financing costs	1,767	1,559
Investment in joint ventures	34,528	34,470
Deferred tax assets	34,687	34,548
Deposits and other	36,983	36,996
Total assets	$1,786,657	$1,646,986
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$236,684	$207,585
Due to affiliates	14,010	14,347
Deferred revenue	39,257	1,316
Current portion of finance lease liability	2,578	3,283
Current portion of operating lease liability	65,794	61,206
Current portion of notes payable	39,791	39,691
Total current liabilities	398,114	327,428
LONG-TERM LIABILITIES
Long-term finance lease liability	743	3,264
Long-term operating lease liability	463,096	420,922
Notes payable, net of current portion	612,913	652,704
Other non-current liabilities	53,488	9,529
Total liabilities	1,528,354	1,413,847
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 51,640,537 and 50,314,328 shares issued and outstanding at December 31, 2020 and 2019 respectively	5	5
Additional paid-in-capital	307,788	262,865
Accumulated other comprehensive loss	(24,051)	(8,026)
Accumulated deficit	(117,999)	(103,159)
Total RadNet, Inc.'s stockholders' equity	165,743	151,685
Noncontrolling interests	92,560	81,454
Total equity	258,303	233,139
Total liabilities and equity	$1,786,657	$1,646,986

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2020	2019	2018
REVENUE
Service fee revenue	$931,722	$1,028,236	868,741
Revenue under capitation arrangements	140,118	125,943	106,405
Total revenue	1,071,840	1,154,179	975,146
Provider relief funding	26,264	—	—
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	965,902	999,692	867,547
Depreciation and amortization	86,795	80,607	72,899
Loss (gain) on sale and disposal of equipment and other	1,200	2,383	(2,054)
Loss on impairment	4,170	—	3,937
Severance costs	4,353	1,619	1,931
Total operating expenses	1,062,420	1,084,301	944,260
INCOME FROM OPERATIONS	35,684	69,878	30,886

OTHER INCOME AND EXPENSES
Interest expense	45,882	48,044	43,456
Equity in earnings of joint ventures	(7,945)	(8,350)	(11,377)
Non-cash change in fair value of interest rate hedge	2,528	—	—
Gain on re-measurement of pre-existing interest	—	(768)	(39,539)
Gain on extinguishment of debt	(4,047)	—	—
Other expenses (income)	120	1,283	(181)
Total other expenses (income)	36,538	40,209	(7,641)
(LOSS) INCOME BEFORE INCOME TAXES	(854)	29,669	38,527
Provision for income taxes	(895)	(6,229)	(394)
NET (LOSS) INCOME	(1,749)	23,440	38,133
Net income attributable to noncontrolling interests	13,091	8,684	5,890

NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(14,840)	$14,756	$32,243

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.29)	$0.30	$0.67

DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.29)	$0.29	$0.66

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	50,891,791	49,674,858	48,114,275
Diluted	50,891,791	50,244,006	48,678,999

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2020	2019	2018
NET (LOSS) INCOME	$(1,749)	$23,440	$38,133
Foreign currency translation adjustments	(101)	(32)	(69)
Change in fair value of cash flow hedge, net of taxes	(19,372)	(10,253)	2,876
Change in fair value of cash flow hedge from prior periods reclassified to earnings	3,448	—	—
COMPREHENSIVE (LOSS) INCOME	(17,774)	13,155	40,940
Less comprehensive income attributable to noncontrolling interests	13,091	8,684	5,890

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(30,865)	$4,471	$35,050

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2018	47,723,915	$5	$212,261	$(548)	$(150,158)	$61,560	$8,365	$69,925
Issuance of stock upon exercise of options	10,000	—	20	—	—	20	—	20
Stock-based compensation	713,160	—	7,719	—	—	7,719	—	7,719
Forfeiture of restricted stock	(1,150)	—	(7)	—	—	(7)	—	(7)
Issuance of stock for acquisitions	531,560	—	8,000	—	—	8,000	—	8,000
Sale to noncontrolling interests, net of taxes	—	—	11,991	—	—	11,991	22,666	34,657
Special distribution from noncontrolling interest	—	—	2,894	—	—	2,894	(9,175)	(6,281)
Purchase of noncontrolling interests	—	—	(43)	—	—	(43)	(157)	(200)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,640	2,640
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,427)	(1,427)
Re-measurement of noncontrolling interest upon change in control	—	—	—	—	—	—	44,267	44,267
Change in cumulative foreign currency translation adjustment	—	—	—	(69)	—	(69)	—	(69)
Change in fair value cash flow hedge, net of taxes	—	—	—	2,876	—	2,876	—	2,876
Net income	—	—	—	—	32,243	32,243	5,890	38,133
BALANCE - DECEMBER 31, 2018	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253
Issuance of stock upon exercise of options	12,500	—	75	—	—	75	—	75
Stock-based compensation	771,042	—	8,735	—	—	8,735	—	8,735
Forfeiture of restricted stock	(1,500)		(5)			(5)		(5)
Non-cash severance	12,692	—	188	—	—	188	—	188
Issuance of stock for acquisitions	542,109	—	7,500	—	—	7,500	—	7,500
Sale to noncontrolling interests, net of taxes	—	—	3,537	—	—	3,537	2,008	5,545
Contributions from noncontrolling interests	—	—	—	—	—	—	750	750
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,057)	(3,057)
Change in cumulative foreign currency translation adjustment	—	—	—	(32)	—	(32)	—	(32)
Change in fair value cash flow hedge, net of taxes	—	—	—	(10,253)	—	(10,253)	—	(10,253)
Net income	—	—	—	—	14,756	14,756	8,684	23,440
BALANCE - DECEMBER 31, 2019	50,314,328	$5	$262,865	$(8,026)	$(103,159)	$151,685	$81,454	$233,139
Shares issued under the equity compensation plan	491,674	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	10,920	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,463	—	—	12,463	—	12,463
Issuance of common stock for sale of unregistered securities for the DeepHealth acquisition	823,615	—	33,011	—	—	33,011	—	33,011
Tax effect on gain on sale of noncontrolling interest	—	—	(551)	—	—	(551)	—	(551)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,985)	(1,985)
Change in cumulative foreign currency translation adjustment	—	—	—	(101)	—	(101)	—	(101)
Change in fair value cash flow hedge, net of taxes	—	—	—	(19,372)	—	(19,372)	—	(19,372)

Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	3,448	—	3,448	—	3,448
Net loss	—	—	—	—	(14,840)	(14,840)	13,091	(1,749)
BALANCE - DECEMBER 31, 2020	51,640,537	$5	$307,788	$(24,051)	$(117,999)	$165,743	$92,560	$258,303

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,749)	$23,440	$38,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,795	80,607	72,899
Amortization of operating lease right-of-use assets	67,915	66,842	—
Equity in earnings of joint ventures, net of dividends	1,577	248	13,469
Amortization and write off of deferred financing costs and loan discount	4,413	4,184	3,898
Loss (gain) on sale and disposal of equipment and other	1,200	2,383	(2,054)
Gain on extinguishment of debt	(4,047)	—	—
Gain on re-measurement of pre-existing interest	—	(768)	(39,539)
Loss on impairment	4,170	—	3,937
Amortization of cash flow hedge	3,448	—	—
Non-cash change in fair value of interest rate hedge	2,528	—	—
Stock-based compensation	12,405	8,730	7,662
Other non cash item in other expenses	242	(371)	—
Change in value of contingent consideration	—	(3,123)	1,749
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	25,206	(17,482)	2,145
Other current assets	6,588	(3,557)	(9,248)
Other assets	(5,425)	(2,326)	(1,687)
Deferred taxes	(611)	(3,888)	(6,935)
Operating lease liability	(53,906)	(66,831)	—
Deferred rent	—	—	6,312
Deferred revenue	37,941	(1,082)	(208)
Accounts payable, accrued expenses and other liabilities	45,069	17,316	26,221
Net cash provided by operating activities	233,759	104,322	116,754
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(31,265)	(27,150)	(73,192)
Equity investments at fair value	—	(143)	(2,200)
Purchase of property and equipment	(94,172)	(74,153)	(72,180)
Proceeds from sale of equipment	828	1,160	2,575
Proceeds from the sale of equity interests in a joint venture	—	132	—
Proceeds from sale of internal use software	—	—	248
Nulogix return of capital	—	792	—
Equity contributions in existing and purchase of interest in joint ventures	(1,635)	(103)	(2,000)
Net cash used in investing activities	(126,244)	(99,465)	(146,749)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,562)	(6,494)	(6,072)
Payments on term loan debt	(43,296)	(40,742)	(33,830)
Additional deferred finance costs on revolving loan amendment	(741)	—	—
Proceeds from debt issuance, net of issuance costs	—	97,144	—
Proceeds from paycheck protection program loans	4,023	—	—
Distributions paid to noncontrolling interests	(1,985)	(3,057)	(1,427)
Proceeds from sale of noncontrolling interest	—	5,275	—
Contributions from noncontrolling partners	—	750	2,640
Proceeds from revolving credit facility	250,900	261,200	204,300
Payments on revolving credit facility	(250,900)	(289,200)	(176,300)
Purchase of noncontrolling interests	—	—	(200)
Proceeds from issuance of common stock upon exercise of options	—	75	20
Net cash (used in) provided by financing activities	(45,561)	24,951	(10,869)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(101)	(32)	(69)
NET INCREASE (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	61,853	29,776	(40,933)
CASH AND CASH EQUIVALENTS, beginning of period	40,165	10,389	51,322
CASH AND CASH EQUIVALENTS, end of period	$102,018	$40,165	$10,389
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$39,521	$46,254	$37,016
Cash paid during the period for income taxes	$5,069	$5,884	$4,933

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $52.0 million, $51.7 million, and $47.8 million during the years ended December 31, 2020, 2019 and 2018, respectively, that we had not paid for as of December 31, 2020, 2019 and 2018, respectively. The offsetting amount due was recorded in our consolidated balance sheets under “accounts payable, accrued expenses and other.”

We executed inclusive of all acquisitions, finance lease liability/capital lease debt of approximately $20.0 thousand, $0.1 million, and $6.7 million during the twelve months ended December 31, 2020, 2019, and 2018.
On June 1, 2020, we completed our stock purchase of DeepHealth, Inc. by issuing 823,615 shares of our common stock to purchase all of DeepHealth's shares and share equivalents. The shares were assigned a value of $13.9 million. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.
On August 1, 2019 we issued RadNet common stock in the amount of $1.5 million to acquire a 75% controlling interest in our formerly owned joint venture Nulogix. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.
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
On February 27, 2019, we issued 440,207 shares of our common stock to the sellers of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") which permitted our variable interest entity, Lenox Hill Radiology and Medical Imaging Associates, P.C., to complete its purchase of the membership interest of HVRA. The shares were ascribed a value of $6.0 million. We also recorded contingent consideration valued at $0.7 million to guarantee the share value issued for a period of six months post acquisition date, which was taken to income upon the completion of the time period. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

On October 1, 2018, we obtained control over the operations of New Jersey Imaging Network (NJIN) through an agreement with the other equity interest holder for no cash consideration. As such, we consolidated the financial statements of NJIN effective as of that date and recognized fair value of non controlling interest of $44.3 million on the date of the transaction. We remeasured our pre-existing 49% equity interest in NJIN upon consolidation and recognized a non cash gain of $39.5 million. We also obtained control of $5.4 million cash in NJIN as a result of such consolidation. The economic interest of each party remained the same after consolidation. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

On October 1, 2018 we acquired Medical Arts Radiology for cash consideration of $50.9 million, the assumption of $2.7 million in equipment debt, and $8.0 million in RadNet common stock. As part of the transaction, we recorded a contingent liability of approximately $0.7 million to guarantee the sellers stock price stability for a period of one year from the date of acquisition. For the year ended December 31, 2018 we recorded a $1.7 million charge to record the contingent liability at fair market value. For the year ended December 31, 2019, we recorded $2.4 million to income to resolve the fair market value charge recorded at December 31, 2019 and the original contingent liability at purchase. See Note 4, Facility Acquisitions and Dispositions, to the consolidated financial statements contain herein for further information.

The Company received a one-time special distribution from a controlled subsidiary which resulted in a $9.2 million adjustment to noncontrolling interest and $3.0 million, net of taxes, to the Company’s additional paid in capital account in September 2018.

The Company received $15.0 million in fixed assets and assumed $4.0 million in capital lease debt in January 2018 from the Company’s partner in Beach Imaging LLC. See Note 4, Facility Acquisitions and Dispositions contained herein for further information.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At December 31, 2020, we operated directly or indirectly through joint ventures with hospitals, 331 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our imaging services, we have certain other software subsidiaries which design and sell computerized systems for the imaging industry and internally develop Artificial Intelligence suites to enhance interpretation of radiographic images. Our operations comprise a single segment for financial reporting purposes.

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

The Group on a combined basis recognized $147.6 million, $157.4 million, and $132.9 million of revenue, net of management services fees to RadNet, for the years ended December 31, 2020, 2019, and 2018, respectively and $147.6 million, $157.4 million, and $132.9 million of operating expenses for the years ended December 31, 2020, 2019, and 2018, respectively. RadNet, Inc. recognized $600.7 million, $618.9 million, and $505.2 million of total billed net service fee revenue for the years ended December 31, 2020, 2019, and 2018, respectively, for management services provided to them relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2020 and December 31, 2019, we have included approximately $82.3 million and $100.3 million, respectively, of accounts receivable and approximately $15.2 million and $7.0 million of accounts payable and accrued liabilities related to the Group, respectively.

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

At all of our centers not serviced by the Group we have entered into long-term contracts (typically 10 to 40 years in length) with independent radiology groups to provide physician services at those centers. These radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the value of the services we provide. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us and we have no economic controlling interest in these radiology practices. As such, the financial results of these practices are not consolidated in our financial statements.

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

RECLASSIFICATION - For the year 2019, we have reclassified certain amounts previously classified as held for sale related to property and equipment and goodwill to conform to our 2020 presentation.

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
Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under Medicare, Medicaid, managed care and commercial insurance plans are based upon historical collection experience of the payments received from such payors in accordance with the underlying contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have price concessions applied. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.
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

Our total net revenues for the years ended December 31, 2020, 2019, and 2018 are presented in the table below (in thousands):

	2020	2019	2018
Commercial insurance	$584,035	$642,341	$542,011
Medicare	217,928	237,427	192,881
Medicaid	25,619	28,283	25,615
Workers' compensation/personal injury	33,478	42,792	34,193
Other patient revenue	25,314	23,862	25,117
Management fee revenue	11,253	11,659	13,882
Imaging on call and software	10,798	17,317	16,261
Other	23,297	24,555	18,781
Service fee revenue	931,722	1,028,236	868,741
Revenue under capitation arrangements	140,118	125,943	106,405
Total revenue	$1,071,840	$1,154,179	$975,146

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

During the twelve months ended December 31, 2020, we received $43.2 million of accelerated Medicare payments, $5.0 million from Blue Shield, $26.3 million from the general distribution and $4.0 million from the Paycheck Protection Program established through the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The accelerated Medicare payments are recorded under the caption “ Deferred Revenue“ in our consolidated balance sheet and will be withheld from reimbursements for services in 2021 and 2022. The general distribution funds were accounted for as government grants and recognized as other revenue, once reasonable assurance that the applicable terms and conditions required to retain the funds were met, under the caption “Provider relief funding” in our Consolidated Statements of Operations.

The CARES Act also provides for a payment deferral of the employer portion of Social Security tax incurred during the pandemic, allowing half of such payroll taxes to be deferred until December 2021 and the remaining half until December 2022. At December 31, 2020, the Company had deferred $16.3 million of Social Security taxes. These payment deferrals are recorded as payroll tax liability under the caption “Accounts payable, accrued expenses and other” in our consolidated balance sheet.

We believe the extent of the COVID-19 pandemic’s impact on our operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond our control and ability to forecast. Such factors include, but are not limited to, the scope and duration of stay-at-home practices, business closures and restrictions, suspensions of elective procedures and continued decline in procedure volumes for an indeterminable length of time and incremental expenses required for supplies and personal protective equipment. Because of these uncertainties, we cannot estimate the length or impact of the pandemic on our business. If we incur declines in cash flows and results of operations, such declines could have an impact on the inputs and assumptions used in significant accounting estimates, including implicit prices concessions related to uninsured patient accounts, and potential impairment of goodwill and long-lived assets. During the fourth quarter of 2020, procedure volumes continued to increase and have had a positive impact on our patient revenue. However, the impact of COVID-19 in future periods may vary and could adversely impact our results of operations.

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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The aggregate amounts factored under these facilities, net of discounts recorded to reflect market interest rates is $29.5 million. Proceeds are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At December 31, 2020 we have $20.5 million remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.

SOFTWARE REVENUE RECOGNITION – Our software division has developed and sells Picture Archiving Communications Systems (“PACS”) and related services. The PACS sales are made primarily through our sales force and generally include hardware, software, installation, training and first-year warranty support. Hardware which is not unique or special purpose, is purchased from a third-party and resold to customers with a small mark-up.

We have determined that our core software products, such as PACS, are essential to most of our arrangements as hardware, software and related services are sold as an integrated package. Revenue is recognized when a performance obligation is satisfied by transferring a promised good or service to a customer.

For the years ended December 31, 2020, 2019 and 2018, we recorded approximately $8.6 million, $10.1 million, and $6.8 million, respectively, in revenue related to our software business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2020 we had deferred revenue of approximately $1.2 million associated with these sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS – When we develop our own software and artificial intelligence solutions we capitalize and amortize those costs over their useful life. Costs related to the research and development of new software products and enhancements to existing software intended for resale to our customers are expensed as incurred.

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

DEFERRED FINANCING COSTS – Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs are solely related to our Barclays Revolving Credit Facilities. Deferred financing costs, net of accumulated amortization, were $1.8 million and $1.6 million for the twelve months ended December 31, 2020 and 2019, respectively. See Note 8, Revolving Credit Facility, Notes Payable, and Capital Leases for more information on our revolving lines of credit.

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

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $472.9 million and $442.0 million million at December 31, 2020 and December 31, 2019, respectively. Indefinite lived intangible assets at December 31, 2020 were $7.1 million and $11.3 million at December 31, 2019 and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

We tested both goodwill and trade name intangibles for impairment on October 1, 2020. However, during the year we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full. Separate from this, our annual impairment test as of October 1, 2020 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2020.

During the testing of goodwill and trade name intangibles at October 1, 2018, our Teleradiology reporting unit, Imaging On Call, (IOC), experienced a reduction of professional medical group clients and a loss of a contract with a major local health provider during 2018. This affected its estimated fair value and resulted in impairment charges to our reporting unit of $3.9 million for the twelve months ended December 31, 2018, with goodwill representing $3.8 million of the total and the remainder being its trade name of approximately $0.1 million. The estimated fair value of IOC reporting unit was determined by using the discounted cash flow method.

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
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit rate when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate ("IBR") based on the information available at commencement date in determining the present value of lease payments. Our IBR used to discount the stream of lease payments is closely related to the interest rates charged on our collateralized debt obligations and is adjusted when those rates experience a substantial change. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred which have impaired the integrity of our ROU assets in 2020. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order. See Note 9, Leases, for more information.

UNINSURED RISKS – On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date. This fully funded policy remained in effect through November 1, 2013 and continues to cover any claims incurred through this date.

On November 1, 2013 we entered into a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $4.1 million and $3.8 million for each of the years ending December 31, 2020 and December 31, 2019, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible which is $10,000 per incidence for the years ended December 31, 2020 and December 31, 2019, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice claims made tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2020, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2020 and 2019 of $6.6 million and $4.9 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue

Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

EMPLOYEE BENEFIT PLAN – We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. We can elect to provide a matching contribution in the amount to a maximum of 1.0% per 4.0% of employee contribution, and have done so since 2017. We contributed $2.9 million in matching for the year ended December 31, 2019 and have elected not to fund a matching contribution for the plan year ended December 31, 2020.

LOSS AND OTHER UNFAVORABLE CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs and if the anticipated future cost exceeds the revenue, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements which met this criterion and recorded to other non-current liabilities an $8.9 million loss contract accrual. Of the $4.6 million ending balance at December 31, 2018, approximately $4.0 million, ($2.8 million net of taxes), was settled against the purchase consideration of Hudson Valley Radiology Associates, P.L.L.C. (HVRA) by our VIE entity Lenox Hill Radiology and Medical Associates, P.C. and the remaining balance of approximately $558,000 was written off upon ending a contract with a physician group. See Note 4, Facility Acquisitions and Dispositions for further information on the purchase of HVRA.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved for issuance under the Restated Plan 14,000,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense associated with option grants is calculated based on a valuation model, typically the Black–Scholes model, which requires certain management assumptions with respect to volatility. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Stock Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 4, Facility Acquisitions and Note 11, Stock-Based Compensation, for more information.

FOREIGN CURRENCY TRANSLATION – The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Gains and losses related to the foreign currency portion of international transactions are included in the determination of net income.

COMPREHENSIVE (LOSS) INCOME – Accounting guidance establishes rules for reporting and displaying comprehensive income (loss) and its components. Our unrealized gains or losses on foreign currency translation adjustments and our interest rate cap and swap agreements are included in comprehensive income (loss). The components of comprehensive income (loss) for the three years in the period ended December 31, 2020 are included in the consolidated statements of comprehensive income (loss).
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

DERIVATIVE INSTRUMENTS

2016 CAPS

In the fourth quarter of 2016, we entered into two forward interest rate cap agreements ("2016 Caps"). The 2016 Caps matured in September and October 2020. The 2016 Caps had notional amounts of $150,000,000 and $350,000,000, respectively, which were designated at inception as cash flow hedges of future cash interest payments associated with portions of our variable rate bank debt. Under these arrangements, we purchased a cap on 3 month LIBOR at 2.0%. We were liable for a $5.3 million premium to enter into the caps which accrued to current liabilities on our balance sheet and paid over the life of the 2016 Caps. The gain or loss of the hedge (i.e. change in fair value) was reported as a component of accumulated other comprehensive income (loss) in the consolidated statement of equity.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive (loss) income, net of taxes is as follows (amounts in thousands):

	Interest Rate Contracts

For the twelve months ended	Amount of Gain (Loss) Recognized on Derivative, net of taxes	Location of Gain (Loss) Recognized in Income on Derivative
December 31, 2020	$788	Other Comprehensive Income
December 31, 2019	(4,383)	Other Comprehensive Loss
December 31, 2018	2,876	Other Comprehensive Income

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
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400,000,000 notional interest rate swap contract locked in at 2.05% due October 2025 and our $100,000,000 notional interest rate swap contract locked in at 1.96% do not match the cash flows for our First Lien Term Loans and so we have determined that they are not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400,000,000 notional and after July 1, 2020 for the $100,000,000 notional will be recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount will be amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million through October 2025.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 swaps which remain ineffective is as follows (amounts in thousands):

Interest Rate Contracts - Effective Portion

For the twelve months ended	Amount of Loss Recognized on Derivative, net of taxes	Location of Loss Recognized in Income on Derivative
December 31, 2020	$(20,160)	Other Comprehensive Loss
December 31, 2019	$(5,870)	Other Comprehensive Loss

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps for the Swaps that became ineffective in 2020 is as follows (amounts in thousands):

Interest Rate Contracts - Ineffective Portion

For the twelve months ended	Amount of loss recognized in income on derivative (current period ineffective portion)	Location of loss recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
December 31, 2020	$(2,528)	Other Income (Expense)	$(3,448)	Equity and Interest Expense

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

Derivatives:

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets in our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 CAPS - Interest Rate Contracts	$—	$—	$—	$—
2019 SWAPS - Interest Rate Contracts	$—	$37,989	$—	$37,989

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2016 CAPS - Interest Rate Contracts	$—	$1,081	$—	$1,081
2019 SWAPS - Interest Rate Contracts	$—	$9,477	$—	$9,477

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

Long Term Debt

The table below summarizes the estimated fair value and carrying amount of our SunTrust (Term Loan Agreement) and Barclays (First Lien Term Loans) long-term debt as follows (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Term Loan Agreement and First Lien Term Loans	$—	$661,640	$—	$661,640	$662,403

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Term Loan Agreement and First Lien Term Loans	$—	$708,948	$—	$708,948	$705,699

Our Barclays revolving credit facility had no aggregate principal amount outstanding as of December 31, 2020 and December 31, 2019, respectively. Our SunTrust revolving credit facility had no aggregate principal amount outstanding as of December 31, 2020 and December 31, 2019, respectively.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2020	2019	2018
Net (loss) income attributable to RadNet, Inc. common stockholders	$(14,840)	$14,756	$32,243

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	50,891,791	49,674,858	48,114,275
Basic net (loss) income per share attributable to RadNet, Inc. common stockholders	$(0.29)	$0.30	$0.67
DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	50,891,791	49,674,858	48,114,275
Add nonvested restricted stock subject only to service vesting	—	208,963	180,631
Add additional shares issuable upon exercise of stock options and warrants	—	360,185	384,093
Weighted average number of common shares used in calculating diluted net income per share	50,891,791	50,244,006	48,678,999
Diluted net (loss) income per share attributable to RadNet, Inc. common stockholders	$(0.29)	$0.29	$0.66

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Nonvested restricted stock subject to service vesting	329,159	—	—
Shares issuable upon the exercise of stock options	554,444	—	—

EQUITY INVESTMENTS AT FAIR VALUE- As of December 31, 2020, we have three equity investments for which a fair value is not readily determinable and we do not have significant influence and therefore the total amounts invested are recognized at cost. In accordance with accounting guidance, if there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment.

Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. On March 24, 2017, we acquired an initial 12.50% equity interest in Medic Vision - Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.50% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $200,000. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No observable price changes or impairment in our investment was noted as of the year ended December 31, 2020.

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that converted to an additional 80,000 preferred shares on October 11, 2019. No observable price changes or impairment in our investment was noted for the year ended December 31, 2020.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes or impairment in our investment was noted for the year ended December 31, 2020.

INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2020.
Joint venture formations
Effective November 1, 2020, Arizona Diagnostic Radiology Group LLC ("ADRG"), an entity we formed in conjunction with CHI National Services Inc. ("CHI"), assumed operational and managerial control of our Arizona centers. We hold a 49% economic interest and CHI holds the majority 51% economic interest, respectively in ADRG and account for the venture under the equity method . The entity was formed in part to leverage CHI's established presence in the Phoenix, Arizona market as a major health care provider.
Joint venture investment contribution
In the month of August 2020, we made additional cash contributions to our Santa Monica Imaging Group, LLC partnership in the amount of $1.6 million in support of its expanded operations. We maintain our 35% economic interest in the partnership.
Sale of joint venture interest:
On April 1, 2017, we formed in conjunction with Cedars Sinai Medical Center (“CSMC”) the Santa Monica Imaging Group, LLC (“SMIG”), consisting of two multi-modality imaging centers located in Santa Monica, CA with RadNet holding a 40% economic interest and CSMC holding a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from the us an additional 5% economic interest in SMIG valued at $134,000. As a result of the transaction, our economic interest in SMIG has been reduced to 35%. We recorded a loss of $2,000 on the transaction.

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

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2020 and December 31, 2019 (in thousands):

Balance as of December 31, 2018	$37,973
Equity contributions in existing and purchase of interest in joint ventures	103
Equity in earnings in these joint ventures	8,350
Sale of ownership interest	(134)
Dissolution of GSRN	(1,428)
Nulogix return of capital	(792)
Nulogix change in control	(1,004)
Distribution of earnings	(8,598)
Balance as of December 31, 2019	$34,470
Equity contributions in existing and purchase of interest in joint ventures	1,635
Equity in earnings in these joint ventures	7,945
Distribution of earnings	(9,522)
Balance as of December 31, 2020	$34,528

We charged management service fees from the centers underlying these joint ventures of approximately $11.3 million, $11.4 million and $13.8 million for the years ended December 31, 2020, 2019 and 2018, respectively . We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key unaudited financial data for these joint ventures as of December 31, 2020 and 2019, respectively, and for the years ended December 31, 2020, 2019 and 2018, respectively, (in thousands):

	December 31,
Balance Sheet Data:	December 31, 2020	2019
Current assets	$27,085	$27,427
Noncurrent assets	68,686	61,037
Current liabilities	(12,545)	(9,217)
Noncurrent liabilities	(21,582)	(18,872)
Total net assets	$61,644	$60,375
Book value of RadNet joint venture interests	$28,079	$28,001
Cost in excess of book value of acquired joint venture interests accounted for as equity method goodwill	6,449	6,469
Total value of RadNet joint venture interests	$34,528	$34,470

	2020	2019	2018
Net revenue	$101,921	$108,051	$155,820
Net income	$16,850	$18,624	$24,596

NOTE 3 - RECENT ACCOUNTING STANDARDS

Accounting standards adopted

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

In June 2016, the FASB issued ASU No. 2016-13 ("ASU 2016-13), Financial Instruments - Credit Losses. ASU 2016-13 replaces the incurred loss methodology previously utilized for valuing financial instruments with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. We adopted the standard on January

1, 2020 using the modified retrospective approach. See the Accounts Receivable section to Note 2 for further information on our allowances for credit losses.

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for deferring implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU was effective in the first quarter of 2020 with early adoption permitted and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a material impact on our consolidated balance sheet.

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

Accounting standards not yet adopted

In December 2019, the FASB issued ASU 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other areas of the standard. ASU 2019-12 is effective beginning in the first quarter of 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures.

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

In January 2021, the FASB issued ASU 2021-01 ("ASU 2021-01"), Reference Rate Reform (Topic 848), Scope. ASU 2021-01 provides clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain option expedients and exceptions in Topic 848. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the potential impact of ASU 2021-01 on our financial statements.

NOTE 4 – FACILITY ACQUISITIONS AND DISPOSITIONS

Acquisitions

In October and November 2020, we completed our acquisition of certain assets of ZP Atlantic LLC, and ZP Elmhurst LLC. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

	ZP Atlantic	ZP Elmhurst
Property and Equipment	$7,931	$10,681
Right of Use Assets	6,181	12,571
Other Assets	62	75
Intangible Assets	50	50
Right of Use Liabilities	(6,181)	(12,571)
Goodwill	828	1,463
TOTAL	$8,871	$12,269

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

On June 1, 2020, we completed our acquisition of all the equity interests of DeepHealth Inc., ("DeepHealth") an artificial intelligence and machine learning company in an all stock purchase. As initial purchase consideration, we issued 915,132 shares at $16.93 per share (823,615 issued at execution, with up to 91,517 shares to be issued 18 months after acquisition subject to adjustment for any indemnification claims). The transaction was accounted for as an acquisition of a business and total purchase consideration determined to be approximately $34.6 million including i) 823,615 shares issued on the date of closing with fair value of $13.9 million, ii) a liability of 91,517 shares with a fair value of $1.5 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods, iii) replacement awards attributable to pre-combination service issued to DeepHealth option holders with allocated fair value of $2.0 million, iv) acquisition date fair value of contingent consideration of $17.0 million and v) $0.1 million in closing costs reimbursed to the seller. The fair values of replacement awards attributable to pre-combination service and contingent consideration are recorded in additional paid in capital upon closing of the transaction. For the contingent consideration, there are three arrangements that will be settled in a fixed number of shares upon achievement of three individual specific milestones which are mutually exclusive of each other, with 390,789, 586,184, and 195,393 shares, respectively, issuable for each milestone arrangement. The fair value of the contingent consideration was estimated at the date of acquisition based on our share price and estimated probability of the achievement of the respective milestones. We preliminarily recorded $0.1 million in current assets, $3.5 million in deferred tax liabilities, $14.8 million in intangible assets, primarily in-process research and development ("IPR&D'), and $23.3 million in goodwill. The goodwill is primarily attributable to expected post-acquisition synergies from integrating DeepHealth’s assembled workforce and IPR&D technologies. The fair values of the identifiable intangible assets related to IPR&D were determined by the income method and the assets will not be amortized until regulatory approval is obtained, but will be assessed for impairment annually, or more frequently if indicators of impairment become present

On March 2, 2020 our consolidated subsidiary New Jersey Imaging Networks ("NJIN") completed the acquisition of certain assets of MRI at Woodbridge, LLC consisting of a single multi-modality imaging center located in Avenel, New Jersey for cash consideration of $2.6 million. NJIN made a fair value determination of the acquired assets and assumed liabilities and approximately $0.5 million in property and equipment, $1.1 million in right-of-use assets, $0.3 million in intangible assets, $1.1 million in operating lease liabilities, $0.1 million in finance lease liabilities, and $1.8 million in goodwill were recorded.

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

    On August 1, 2019 we completed a step-up acquisition upon the dissolution of our former 49% owned joint venture, Garden State Radiology LLC ("GSRN"). GSRN consisted of two multi-modality centers operating in New Jersey. GSRN became our wholly owned subsidiary with the withdrawal of the 51% majority partner for the full ownership of one center with no other consideration. We made a fair value determination of our original 49% interest which resulted in a step-up gain of  approximately $1.3 million. We determined a fair value of the remaining acquired imaging center of $3.1 million in assets and $0.4 million in liabilities were recognized. We recorded $1.0 thousand in other assets, $0.7 million in fixed assets, $0.4 million in right-of-use assets, $0.4 million in operating lease liabilities, and $2.0 million in goodwill.

On August 1, 2019 we completed a step-up acquisition of our former 25% owned joint venture, Nulogix, via a stock issuance of RadNet common shares valued at $1.5 million to obtain the remaining 75% outstanding Nulogix shares. We made a fair value determination of the acquired assets and approximately $0.2 million in fixed assets, $0.7 million in intangible assets, $0.3 million in deferred tax liability and goodwill of $1.3 million were recorded. We also made a fair value determination of our 25% pre-existing interest in the business and recognized a loss of $0.5 million which is included in operating expenses within the consolidated statements of operations.
On April 1, 2019 we completed our acquisition of certain assets of Kern Radiology Imaging Systems Inc., consisting of four multi-modality imaging centers located in Bakersfield, California for purchase consideration of $19.3 million. We made a fair value determination of the acquired assets and assumed liabilities and approximately $10.1 million in property and equipment, $9.7 million in right-of-use assets, $36.0 thousand in other assets, $3.4 million in intangible assets, $14.5 million in operating lease liabilities, and $10.5 million in goodwill were recorded.
On April 1, 2019 we completed our acquisition of certain assets of Zilkha Radiology Inc. consisting of two multi-modality centers located in Islip, New York for purchase consideration of $4.5 million. We made a fair value determination of the acquired assets and assumed liabilities and approximately $2.2 million in property and equipment, $5.1 million in right-of-use assets, $0.1 million in intangible assets, $5.1 million in operating lease liabilities, $0.3 million in finance lease liabilities and $2.6 million in goodwill were recorded.
On February 28, 2019, one of VIE entities, Lenox Hill Radiology and Medical Imaging Associates, P.C. ("LHR"), purchased the membership interest of Hudson Valley Radiology Associates, P.L.L.C. ("HVRA") for $6.0 million of RadNet common stock and contingent consideration valued at $0.7 million to guarantee the share value issued for a period of six months post acquisition date. LHR has performed a fair value purchase price allocation and recorded equipment of $10.0 thousand, a covenant not to compete of $50.0 thousand, trade name of $0.4 million, other intangible assets of $0.3 million and goodwill of $3.1 million from the transaction. In connection with the acquisition, RadNet also settled against the purchase consideration, $2.8 million, net of taxes, of an unfavorable vendor contract with HVRA stemming from the previous acquisition of Radiologix, Inc. in November 2006.
On February 1, 2019 our majority owned subsidiary, West Valley Imaging Group, LLC ("WVIG") completed its acquisition of certain assets of West Valley Imaging Center, LLC ("West Valley"), consisting of a single multi-modality imaging center located in West Hills, CA for purchase consideration of $3.0 million all of which was initially funded by the Company. We have made a fair value determination of the acquired assets and approximately $0.3 million in equipment and fixed assets, $7.0 thousand in other assets, $0.2 million in intangible assets and $2.5 million in goodwill were recorded. Subsequent to the transaction, our partner in WVIG, Cedars Sinai Medical Center, contributed $0.8 million in cash to maintain its 25% economic interest in the venture.

Joint venture formations
On February 13, 2019 we formed a wholly owned subsidiary, Ventura County Imaging Group, LLC ("VCIG"). On March 1, 2019, Dignity Health joined as a venture partner. Total agreed contribution of both parties was $10.4 million of cash and assets with RadNet contributing net assets with a book value of $4.3 million for a 60% economic interest and Dignity Health contributing $6.1 million in cash and assets for a 40% economic interest. For its contribution, RadNet transferred net assets of three wholly owned multi-modality imaging centers. Dignity Health contributed approximately $0.8 million in assets to acquire 5% economic interest and paid RadNet $5.3 million for an additional 35% economic interest. We maintain controlling economic interest in VCIG and fully consolidate the results into our financial statements.

Dispositions
On June 1, 2020 we completed our sale of certain assets of our Imaging On Call subsidiary to RadVantage P.C. (an unrelated corporation) for approximately $1.0 thousand. With this transaction, we have exited the teleradiology business.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. Activity in goodwill for the years ended December 31, 2019 and December 31, 2020 is provided below (in thousands):

Balance as of December 31, 2018	$418,093
Adjustments to our preliminary allocation of the purchase price of Medical Arts Radiological Group, P.C.	722
Goodwill acquired through the acquisition of certain assets of Dignity Health	1
Goodwill acquired through the acquisition of certain assets of West Valley Imaging Center, LLC	2,490
Goodwill disposed through sale of assets	(123)
Goodwill acquired by Lenox Hill Radiology through the membership purchase of HVRA	3,125
Goodwill acquired through the acquisition of certain assets of Kern Radiology, Inc.	10,507
Goodwill acquired through the acquisition of certain assets of Zilkha Radiology, Inc.	2,577
Goodwill acquired through the acquisition of certain assets of Ramic Mahwah, LLC	231
Goodwill acquired through the acquisition of GSRN	2,021
Goodwill acquired through the acquisition of Nulogix	1,337
Goodwill transferred from assets held for sale	992
Balance as of December 31, 2019	$441,973
Goodwill acquired through the acquisition of Olney Open MRI, LLC	601
Goodwill acquired through the acquisition of MRI at Woodbridge, LLC	1,833
Goodwill acquired through the acquisition of DeepHealth, Inc.	23,299
Goodwill acquired through the acquisition of AZ-Tech Radiology & Open MRI, LLC	2,882
Goodwill acquired through the acquisition of ZP Ozone Park, LLC	828
Goodwill acquired through the acquisition of ZP Elmhurst LLC	1,463
Balance as of December 31, 2020	$472,879

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2020 is $148.3 million.

Other intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names.

Total amortization expense was $3.7 million, $3.1 million, and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$13,533	$24,968	10.9
Covenant not to compete and other contracts	1,024	994	883	467	233	—	3,601	3.9
Developed Technology	244	142	—	—	—	—	386	1.6
Trade Names amortized	75	75	66	64	64	309	653	5.4
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
Software in development	—	—	—	—	—	15,685	15,685	—
Total Annual Amortization	$3,630	$3,498	$3,236	$2,818	$2,584	$36,627	$52,393

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2020	2019
Land	$250	$250
Medical equipment	480,631	426,682
Computer and office equipment, furniture and fixtures	132,446	120,490
Leasehold improvements	399,253	377,676
Equipment under financing/capital lease	13,984	14,105
Total property and equipment cost	1,026,564	939,203
Accumulated depreciation	(627,229)	(571,408)
Total property and equipment	$399,335	$367,795

Included in our property and equipment at December 31, 2020 is approximately $57.5 million total of construction in process amounts consisting of $26.0 million in medical equipment, $7.7 million in computer and office equipment, and $23.8 million in leasehold improvements.

Depreciation and amortization expense of property and equipment, including amortization of equipment under finance/capital leases, for the years ended December 31, 2020, 2019 and 2018 was $83.1 million, $77.5 million, and $70.2 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	December 31, 2020	2019
Accounts payable	$70,071	$64,300
Accrued expenses	84,312	83,853
Accrued salary and benefits	58,051	42,003
Accrued professional fees	24,250	17,429
Total	$236,684	$207,585

NOTE 8 - CREDIT FACILITIES AND NOTES PAYABLE

As of December 31, 2020 and December 31, 2019 our debt obligations consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$611,028	$649,824
Discount on First Lien Term Loans	(9,699)	(13,579)
SunTrust Term Loan Agreement collateralized by NJIN's tangible and intangible assets	51,375	55,875
Equipment notes payable at interest rates ranging from 4.4% to 5.6%, due through 2020, collateralized by medical equipment	—	275
Total debt obligations	652,704	692,395
Less current portion	(39,791)	(39,691)
Long-term portion debt obligations	$612,913	$652,704

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2021	$43,670
2022	44,795
2023	573,938
Total notes payable obligations	$662,403

Included in our consolidated balance sheets at December 31, 2020 are $601.3 million of First Lien Term Loans and $51.4 million of SunTrust Term Loan debt for a combined total of $652.7 million (net of unamortized discounts of $9.7 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$611,028	$(9,699)	$601,329
SunTrust Term Loan Agreement	51,375	—	51,375
Total Term Loans	$662,403	$(9,699)	$652,704

We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at December 31, 2020 and had reserved an additional $7.3 million for certain letters of credit. The remaining $187.7 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2020. We also had no balance under our $30.0 million SunTrust Revolving Credit Facility related to our consolidated subsidiary NJIN at December 31, 2020, and with no letters of credit reserved against the facility, the full amount was available to draw upon. At December 31, 2020 we were in compliance with all covenants under our credit facilities.

Senior Credit Facilities:

Barclays Credit Facilities

At December 31, 2020, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) and a revolving credit facility of $195.0 million (the “Barclays Revolving Credit Facility”), both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016, among RadNet, Barclays Bank plc, as administrative agent, and the lenders identified therein (as amended, the "First Lien Credit Agreement"). Deferred financing costs at December 31, 2020, net of accumulated amortization, was $1.8 million and is specifically related to our Barclays Revolving Credit Facility.

Our First Lien Term Loans bear interest at either an Adjusted Eurodollar Rate or a Base Rate (each as defined in the First Lien Credit Agreement) plus an applicable margin according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At December 31, 2020 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.00% and 3.25%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.75% and 2.75%, respectively.

The First Lien Credit Agreement provides for quarterly payments of principal under the First Lien Term Loans in the amount of approximately $9.7 million. The First Lien Term Loans will mature on July 1, 2023 unless otherwise accelerated under the terms of the First Lien Credit Agreement.

SunTrust Credit Facilities:

At December 31, 2020, our SunTrust credit facilities, which relate to our consolidated subsidiary The New Jersey Imaging Network, L.L.C.("NJIN"), were comprised of one term loan (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the Amended and Restated revolving Credit and Term Loan Agreement dated August 31, 2018, among NJIN, as borrower, with SunTrust Bank, as administrative agent, and the lenders identified therein (as amended, the "SunTrust Credit Agreement"). Our SunTrust Term Loan bears interest at either an Adjusted LIBOR Rate or a Base Rate (each as defined in the SunTrust Credit Agreement), plus an applicable margin according to the following schedule:

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

The loans and other obligations outstanding under the SunTrust Credit Agreement currently bear interest at a three month LIBOR election at 0.22% plus an applicable margin and fees based on Pricing Level III described above.

The scheduled amortization of the SunTrust Term Loan began December 31, 2018 with quarterly payments of $750,000, representing annual amortization equal to 5.0% of the original principal amount of the SunTrust Term Loan. At scheduled intervals, the quarterly amortization increases by $375,000, with the remaining balance to be paid at maturity.

Revolving Credit Facilities:

Barclays Revolving Credit Facility:

Revolving loans borrowed under the Barclays Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement) plus an applicable margin. The applicable margin for borrowing under the Barclays Revolving Credit Facility varies based on our leverage ratio in accordance with the same schedule set forth above for First Lien Term Loans. As of December 31, 2020, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 6.00%.

For letters of credit issued under the Barclays Revolving Credit Facility, letter of credit fees accrue at the applicable margin for Adjusted Eurodollar Rate revolving loans, currently 3.75%, and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barlcays Revolving Credit Facility.

The Barclays Revolving Credit Facility will terminate on the earlier to occur of July 1, 2023 or termination due to specific events of default pursuant to the First Lien Credit Agreement.

Our Barclays Revolving Credit Facility was amended in August 2020 to add $57.5 million of revolving commitments, which additional commitments increased the maximum borrowing capacity to $195.0 million. Total issue costs added in relation to this amendment amounted to approximately $0.7 million and was capitalized as deferred financing costs and will be amortized over the remaining term of the First Lien Credit Agreement.

SunTrust Revolving Credit Facility:

The SunTrust Credit Agreement established a $30.0 million revolving credit facility available to NJIN for funding requirements. The SunTrust Revolving Credit Facility terminates on the earliest of (i) August 31, 2023, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise). As of December 31, 2020, NJIN had no borrowings under the SunTrust Revolving Credit Facility.

Recent Amendments to Credit Facilities

Barclays Credit Facilities:

On August 28, 2020, RadNet Management, Inc. and RadNet, Inc. entered into Amendment No. 8, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement ("the Eighth Amendment"). The Eighth Amendment amends the First Lien Credit Agreement to add $57.5 million of revolving commitments to the Barclays Revolving Credit Facility increasing the maximum borrowing capacity under the Barclays Revolving Credit Facility to $195.0 million while leaving the maturity date of July 1, 2023 unchanged. Total issue costs added in relation to the Eighth Amendment amounted to approximately $0.7 million and was capitalized as deferred financing costs and will be amortized over the remaining term of the First Lien Credit Agreement.

On April 18, 2019 we entered into the following two amendments to the First Lien Credit Agreement: (i) Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Sixth Amendment”); and (ii) Amendment No. 7 to Credit and Guaranty Agreement (the “Seventh Amendment”). Among other things, the Sixth Amendment amended the First Lien Credit Agreement to issue $100.0 million in incremental First Lien Term Loans and to add an additional $20.0 million of revolving commitments to the Barclay's Revolving Credit Facility. The Seventh Amendment amended the First Lien Credit Agreement to extend the maturity date of the Barclays Revolving Credit Facility by an additional two years to July 1, 2023, unless sooner terminated in accordance with the terms of the First Lien Credit Agreement. Total issue costs added in relation to the Sixth and Seventh amendments in 2019 amounted to approximately $4.4 million. Of this amount, $2.1 million was identified and capitalized as discount on debt, $0.7 million was capitalized as deferred financing costs, and $1.6 million was expensed. Amounts capitalized will be amortized over the remaining term of the First Lien Credit Agreement.
Paycheck Protection Program
The Paycheck Protection Program (PPP) includes funds available for loans to small business and Medicare providers to support operations during the COVID-19 pandemic. The funds are administered by the Small Business Administration (SBA), through approved lenders and do not require collateral or personal guarantees. We received our loans based on being a Medicare provider. The terms and conditions for participation require entities to certify that economic uncertainty related to the COVID-19 pandemic makes the loan necessary to support their current operations, and that they will use the funds to retain workers (e.g., by paying salaries, providing paid sick/medical leave and health insurance benefits) and pay certain debts (mortgage obligations) and expenses (e.g. rent, utilities, telephone). The loans have a 1.0% fixed interest rate and are due in 2 years. The loans are eligible for forgiveness subject to salary limitations and employee retention levels. Certain of our consolidated subsidiaries received four loans totaling $4.0 million. We accounted for the funds received as debt and recorded a liability for the full amount of proceeds received and accrued interest over the term of the loans. In December 2020 we met the eligibility requirements for forgiveness and the loans were written off to gain on debt extinguishment.

NOTE 9 – LEASES
Adoption of Standard

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms in excess of twelve months. Sufficient disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard was effective for us beginning January 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in the consolidated financial statements. We also elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The adoption of the standard had a material impact on our consolidated balance sheets, but did not have material impact on our consolidated income statements or cash flows.

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

The components of lease expense were as follows:

	Years ended December 31,
(In thousands)	2020	2019

Operating lease cost	$99,323	$95,348

Finance lease cost:
Depreciation of leased equipment	$3,122	$3,135
Interest on lease liabilities	210	395
Total finance lease cost	$3,332	$3,530

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
(In thousands)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$89,821	$95,922
Operating cash flows from financing leases	210	395
Financing cash flows from financing leases	3,304	5,939
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases(1)	106,099	482,399
Financing leases	24	14,105

(1) Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of Topic 842.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, rental expense for the year ended December 31, 2018 was $83.0 million.

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)	December 31,
	2020	2019

Operating Leases
Operating lease right-of-use assets	$483,661	$445,477
Current portion of operating lease liability	65,794	61,206
Operating lease liabilities	463,096	420,922
Total operating lease liabilities	$528,890	$482,128

Finance Leases
Equipment at cost	$13,984	$14,105
Accumulated depreciation	(6,220)	(3,135)
Equipment, net	$7,764	$10,970
Current portion of finance lease	$2,578	$3,283
Finance lease liabilities	743	3,264
Total finance lease liabilities	$3,321	$6,547

Weighted Average Remaining Lease Term
Operating leases - years	9.2	8.8
Finance leases - years	2.5	3.3

Weighted Average Discount Rate
Operating leases	6.4%	6.4%
Finance leases	4.4%	4.4%

Maturities of lease liabilities were as follows:

(In thousands)
	Operating	Financing
Year Ending December 31,	Leases	Leases
2021	$97,307	$2,654
2022	91,479	719
2023	83,648	14
2024	69,686	13
2025	59,469	4
Thereafter	316,112	2
Total Lease Payments	717,701	3,406
Less imputed interest	(188,811)	(85)
Total	$528,890	$3,321

As of December 31, 2020, we have additional operating leases for facilities and medical equipment that have not yet commenced of approximately $8.8 million. These operating leases will commence in 2021 with lease terms of 3 to 15 years.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2020, 2019 and 2018, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2020	2019	2018
Federal current tax	$(256)	$(161)	$(765)
State current tax	(1,608)	7,715	7,263
Other current tax	27	22	20
Federal deferred tax	(303)	3,396	(2,020)
State deferred tax	3,035	(4,743)	(4,104)

Income tax expense	$895	$6,229	$394

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	Years Ended December 31,
	2020	2019	2018
Federal tax	$(179)	$6,231	$8,256
State franchise tax, net of federal benefit	779	3,891	1,332
Other non deductible expenses	301	674	471
Noncontrolling interests in partnerships	(2,748)	(1,824)	(1,237)
Changes in valuation allowance	(33)	(462)	1,760
Return to provision	(2,252)	(1,324)	1,494
PPP Loan	(850)	—	—
Gain on change in control	—	—	(8,303)
Deferred true-ups and other	4,839	(761)	(4,254)
Uncertain tax provisions	1,036	(217)	1,046
Other reconciling items	2	21	(171)
Income tax expense	$895	$6,229	$394

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2020	2019
Net operating losses	$59,154	$34,490
Accrued expenses	3,948	4,280
Operating lease liability	124,139	126,546
Equity compensation	1,903	1,374
Allowance for doubtful accounts	21,284	27,220
Other	11,512	4,616
Valuation allowance	(5,315)	(5,348)
Total Deferred Tax Assets	$216,625	$193,178
Deferred tax liabilities:
Property and equipment	(24,298)	(6,450)
Goodwill	(28,457)	(24,637)
Intangibles	(9,608)	(6,669)
Operating lease right-of-use asset	(112,956)	(115,364)
Other	(6,619)	(5,510)
Total Deferred Tax Liabilities	$(181,938)	$(158,630)

Net Deferred Tax Asset	$34,687	$34,548

As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $251.6 million, which comprise of definite and indefinite net operating losses. We had federal net operating loss carryforwards of approximately $186.2 million, which expire at various intervals from the years 2023 to 2037, and had carryforwards of $65.4 million of net operating losses which do not expire. Federal net operating losses generated following December 31, 2017 carryover indefinitely and may generally be used to offset up to 80% of future taxable net income. The Company also had state net operating loss carryforwards of approximately $57.9 million, which expire at various intervals from the years 2020 through 2039. As of December 31, 2020, $24.6 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. and the 2019 acquisition of Nulogix Health, Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2020, we have determined that deferred tax assets of $216.6 million are more likely-than-not to be realized. We have also taken into consideration deferred tax liabilities of $28.5 million are related to book basis in goodwill that has an indefinite life.

We file consolidated income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015. We are currently under audit in the state of California for the tax years of 2016 and 2017. It is too early to assess the impact such audits may have on the financial position of the Company, however we do not anticipate the results of any open examinations would result in a material change to our financial position.

At December 31, 2020, the Company has unrecognized tax benefits of $5.5 million of which $4.4 million will affect the effective tax rate if recognized.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended are as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$4,320	$4,629	$3,615
Increases related to prior year tax positions	1,382	(34)	896
Increases related to current year tax positions	3	119	111
Expiration of the statute of limitations for the assessment of taxes	(221)	(393)	—
Increase (decrease) related to change in rate	—	(1)	7
Balance at end of year	$5,484	$4,320	$4,629

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2020 the Company accrued approximately $0.1 million of interest and penalties. As of December 31, 2020, accrued interest and penalties amounted to approximately $0.4 million.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At December 31, 2020, the Company has taken advantage of the accelerated tax depreciation related to qualified improvement property and the Paycheck Protection Program loan allowed under the CARES Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on our financial statements in 2021 and beyond.

In June 29, 2020, the state of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5M). These suspensions were considered in preparation of the 2020 financial statements.

NOTE 11 – STOCK-BASED COMPENSATION

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

As of December 31, 2020, we had outstanding options to acquire 527,899 shares of our common stock, of which options to acquire 307,196 shares were exercisable. The following summarizes all of our option transactions for the twelve months ended December 31, 2020:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life(in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	478,951	$8.21
Granted	48,948	20.43
Balance, December 31, 2020	527,899	9.34	6.34	$5,441,129
Exercisable at December 31, 2020	307,196	7.59	5.49	3,679,803

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2020 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2020. As of December 31, 2020, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.6 million which is expected to be recognized over a weighted average period of approximately 1.50 years.

DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted 412,434 options at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of December 31, 2020, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $3.9 million which is expected to be recognized over a weighted average period of approximately 2.29 years.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2019	—
Granted, June 1, 2020	412,434	$—
Exercised	(11,895)	—
Balance, December 31, 2020	400,539	—	8.40	$7,710,376
Exercisable at December 31, 2020	26,545	—	8.40	510,994

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of December 31, 2020, we have issued a total of 6,551,872 RSA’s of which 329,159 were unvested at December 31, 2020 . The following summarizes all unvested RSA’s activities during the twelve months ended December 31, 2020:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2019	387,934		$11.61
Changes during the period
Granted	457,596		$19.66
Vested	(516,371)		$16.37
RSA's unvested at December 31, 2020	329,159	0.87	$16.69

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the twelve months ended December 31, 2020 we issued 66,078 shares relating to these awards, approximately amounting to $1.0 million of compensation expense.

Plan summary

In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at December 31, 2020, we had issued 15,424,316 total shares between options, RSA’s and other stock awards. With options cancelled and RSA’s forfeited amounting to 3,281,040 and 61,703 shares, respectively, there remain 1,918,427 shares available under the Restated Plan for future issuance.

NOTE 12 – SUBSEQUENT EVENTS

On January 1, 2021 we entered into the Simi Valley Imaging Group, LLC, a partnership with Simi Valley Hospital and Health Services ("Simi Adventist"). The operation will offer multi-modality imaging services out of two locations in Ventura County, California. Total investment in the venture is $0.5 million. RadNet contributed $0.3 million in assets for a 60% economic interest and Simi Adventist contributed assets totaling $0.2 million for a 40% economic interest.

Over January and February 2021, we completed additional acquisitions of ZP companies in the New York City area for total purchase consideration of approximately $53.4 million.

In March 2021, we received $6.2 million in general distribution funds under the CARES Act.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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
Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report, which is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RadNet, Inc. and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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
March 16, 2021

-

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

We have adopted a code of financial ethics applicable to our directors, officers and employees which is designed to deter wrongdoing and to promote:

•honest and ethical conduct;

•full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in our other public communications;

•compliance with applicable laws, rules and regulations, including insider trading compliance; and

•accountability for adherence to the code and prompt internal reporting of violations of the code, including illegal or unethical behavior regarding accounting or auditing practices.

You may obtain a copy of our Code of Financial Ethics on our website at www.radnet.com under Investor Relations — Corporate Governance. The Audit Committee is responsible for reviewing the Code of Financial Ethics and amending as necessary. Any amendments will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item 11 will be included under the captions “Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and "Executive Compensation Tables" in the Proxy Statement and is incorporated herein by reference.

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

The information required by this Item 13 will be included under the captions “Compensation of Directors," "Compensation Committee Report," "Compensation Discussion and Analysis", and "Executive Compensation Tables" in the Proxy Statement and is incorporated herein by reference.

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

10.6
Amendment No. 5, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement, dated as of August 22, 2017 by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to exhibit filed with Form 8-K on August 23, 2017)

10.7
Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement dated as of April 18, 2019 by and among Radnet Management, Inc., RadNet, Inc., certain affiliates and subsidiaries of Radnet Management, Inc., and Barclays Bank Plc (incorporated by reference to exhibit filed with Form 8-K on April 19, 2019)

10.8
Amendment No. 7 to Credit and Guaranty Agreement dated as of April 18, 2019 by and among Radnet Management, Inc., RadNet, Inc., certain affiliates and subsidiaries of Radnet Management, Inc. and Barclays Bank Plc (incorporated by reference to exhibit filed with Form 8-K on April 19, 2019)

10.9
Amendment No. 8, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement dated as of August 28, 2020 by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of RadNet, Inc., as guarantors, the lenders party thereto from time to time and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to exhibit filed with Form 8-K on September 1, 2020)

10.10	RadNet, Inc. 2006 Equity Incentive Plan (Amended and Restated as of March 9, 2017) (incorporated by reference to exhibit filed with Form 8-K on June 13, 2017).

10.11	Form of Incentive Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.12	Form of Nonstatutory Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.13	Form of Restricted Stock Award for Officers under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

10.14	Form of Restricted Stock Award for Non-Employee Directors under the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 9, 2017).

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

10.17	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.18	Nonqualified Deferred Compensation Plan, effective as of May 5, 2016 (incorporated by reference to exhibit filed with Form 8-K on May 9, 2016).

10.19	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.20	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.21	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.22	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.23	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.24	Second Amendment to Employment Agreement dated November 16, 2015 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).

10.25	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.26	First Amendment to Employment Agreement dated November 16, 2015 with Mark Stolper (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.27	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.28	First Amendment to Retention Agreement dated November 16, 2015 with Stephen Forthuber (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.29	Employment Agreement dated as of January 1, 2009 Stephen M. Forthuber (incorporated by reference to exhibit filed with Form 10-Q on May 10, 2017).*

10.30
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

10.31
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

10.33	Employment Agreement dated as of March 2, 2020 with David J. Katz (incorporated by reference to exhibit 10.1 of the Form 8K/A filed on March 4, 2020).*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan.

Item 16.  10-K Summary

None
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: March 16, 2021	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 16, 2021

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 16, 2021

By	/s/ RUTH VILLIGER-WILSON
Ruth Villiger-Wilson, Director

Date: March 16, 2021

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 16, 2021

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 16, 2021

By	/s/ LAURA P. JACOBS
Laura P. Jacobs, Director

Date: March 16, 2021

By	/s/ MARK D. STOLPER
Mark D. Stolper,Chief Financial Officer (Principal Accounting Officer)

Date: March 16, 2021