Form 10-Q
period 2021-03-31
RadNet, Inc.
filed 2021-05-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on May 6, 2021 was 52,700,039 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,091	$102,018
Accounts receivable	146,665	129,585
Due from affiliates	7,521	5,836
Prepaid expenses and other current assets	37,720	32,985
Total current assets	222,997	270,424
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	412,711	399,335
Operating lease right-of-use assets	529,563	483,661
Total property, equipment and right-of-use assets	942,274	882,996
OTHER ASSETS
Goodwill	502,566	472,879
Other intangible assets	52,198	52,393
Deferred financing costs	1,590	1,767
Investment in joint ventures	36,813	34,528
Deferred tax assets, net of current portion	31,554	34,687
Deposits and other	38,794	36,983
Total assets	$1,828,786	$1,786,657
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$231,700	$236,684
Due to affiliates	18,133	14,010
Deferred revenue	40,648	39,257
Current finance lease liability	2,080	2,578
Current operating lease liability	69,890	65,794
Current portion of notes payable	40,166	39,791
Total current liabilities	402,617	398,114
LONG-TERM LIABILITIES
Long-term finance lease liability	414	743
Long-term operating lease liability	504,474	463,096
Notes payable, net of current portion	602,684	612,913
Other non-current liabilities	37,239	53,488
Total liabilities	1,547,428	1,528,354
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 52,340,856 and 51,640,537 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in-capital	316,032	307,788
Accumulated other comprehensive loss	(23,138)	(24,051)
Accumulated deficit	(108,541)	(117,999)
Total RadNet, Inc.'s stockholders' equity	184,358	165,743
Noncontrolling interests	97,000	92,560
Total equity	281,358	258,303
Total liabilities and equity	$1,828,786	$1,786,657

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE
Service fee revenue	$279,577	$248,333
Revenue under capitation arrangements	35,742	33,231
Total service revenue	315,319	281,564
Provider relief funding	6,248	—
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	282,280	267,417
Depreciation and amortization	22,656	21,934
(Gain) loss on sale and disposal of equipment and other	(1,307)	771
Severance costs	285	218
Total operating expenses	303,914	290,340
INCOME (LOSS) FROM OPERATIONS	17,653	(8,776)

OTHER INCOME AND EXPENSES
Interest expense	12,826	11,552
Equity in earnings of joint ventures	(2,285)	(1,955)
Non-cash change in fair value of interest rate hedge	(11,245)	—
Other expenses	206	6
Total other (income) expenses	(498)	9,603
INCOME (LOSS) BEFORE INCOME TAXES	18,151	(18,379)
(Provision for) benefit from income taxes	(4,376)	4,381
NET INCOME (LOSS)	13,775	(13,998)
Net income attributable to noncontrolling interests	4,317	2,360
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$9,458	$(16,358)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.18	$(0.33)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.18	$(0.33)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	51,951,506	50,294,329
Diluted	52,828,941	50,294,329
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS)	$13,775	$(13,998)
Foreign currency translation adjustments	(12)	1
Change in fair value of cash flow hedge, net of taxes	—	(18,549)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	925	—
COMPREHENSIVE INCOME (LOSS)	14,688	(32,546)
Less comprehensive income attributable to noncontrolling interests	4,317	2,360
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$10,371	$(34,906)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended March 31, 2021 and March 31, 2020.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - January 1, 2021	51,640,537	$5	$307,788	$(24,051)	$(117,999)	$165,743	$92,560	$258,303

Issuance of common stock under the equity compensation plan	699,825	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	494	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,248	—	—	8,248	—	8,248
Purchase of noncontrolling interests	—	—	(4)	—	—	(4)	—	(4)
Contribution from noncontrolling partner	—	—	—	—	—	—	123	123
Change in cumulative foreign currency translation adjustment	—	—	—	(12)	—	(12)	—	(12)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	925	—	925	—	925
Net income	—	—	—	—	9,458	9,458	4,317	13,775
BALANCE-MARCH 31, 2021	52,340,856	$5	$316,032	$(23,138)	$(108,541)	$184,358	$97,000	$281,358

BALANCE - January 1, 2020	50,314,328	$5	$262,865	$(8,026)	$(103,159)	$151,685	$81,454	$233,139
Issuance of common stock under the equity compensation plan	380,047	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,596	—	—	6,596	—	6,596
Change in cumulative foreign currency translation adjustment	—	—	—	1	—	1	—	1
Change in fair value cash flow hedge, net of taxes	—	—	—	(18,549)	—	(18,549)	—	(18,549)
Net (loss) income	—	—	—	—	(16,358)	(16,358)	2,360	(13,998)
BALANCE-MARCH 31, 2020	50,694,375	$5	$269,461	$(26,574)	$(119,517)	$123,375	$83,814	$207,189

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,775	$(13,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,656	21,934
Amortization of operating lease right-of-use assets	17,863	17,259
Equity in earnings of joint ventures, net of dividends	(2,285)	(1,955)
Amortization of deferred financing costs and loan discount	1,147	1,081
(Gain) loss on sale and disposal of equipment and other	(1,307)	771
Amortization of cash flow hedge	925	—
Non-cash change in fair value of interest rate hedge	(11,245)	—
Stock-based compensation	8,248	6,622
Change in fair value of contingent consideration	200	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(17,493)	10,504
Other current assets	(4,308)	5,164
Other assets	(3,507)	677
Deferred taxes	3,133	(11,413)
Operating lease liability	(18,291)	(17,345)
Deferred revenue	1,416	28
Accounts payable, accrued expenses and other	17,157	21,584
Net cash provided by operating activities	28,084	40,913
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions	(57,075)	(4,300)
Purchase of property and equipment	(30,424)	(51,538)
Proceeds from sale of equipment	151	779
Net cash used in investing activities	(87,348)	(55,059)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(827)	(914)
Payments on term loan debt	(10,824)	(10,824)
Proceeds from revolving credit facility	87,100	215,900
Payments on revolving credit facility	(87,100)	(135,900)
Net cash (used in) provided by financing activities	(11,651)	68,262
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12)	1
NET INCREASE IN CASH AND CASH EQUIVALENTS	(70,927)	54,117
CASH AND CASH EQUIVALENTS, beginning of period	102,018	40,165
CASH AND CASH EQUIVALENTS, end of period	$31,091	$94,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$8,267	$9,934
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $28.8 million and $30.8 million during the three months ended March 31, 2021 and 2020, respectively, which were not paid for as of March 31, 2021 and 2020, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On January 1, 2021 we entered into the Simi Valley Imaging Group, LLC, partnership agreement with Simi Valley Hospital and Health Services ("Simi Adventist"). Of the total combined assets of $0.4 million, RadNet transferred $0.3 million and Simi Adventist contributed the remaining $0.1 million.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services with operations in seven U.S. states. At March 31, 2021, we operated, directly or indirectly through joint ventures with hospitals, 346 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians the convenience of a single location to serve the needs of multiple procedures. In addition to our imaging services, we design and develop software applications, artificial intelligence tools and other computerized systems for the diagnostic imaging industry. Our operations comprise a single segment for financial reporting purposes.

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

The Group on a combined basis recognized $46.1 million and $39.6 million of revenue, net of management services fees to RadNet, for the three months ended March 31, 2021 and 2020, respectively and $46.1 million and $39.6 million of operating expenses for the three months ended March 31, 2021 and 2020, respectively. RadNet recognized $179.0 million and $147.9 million of total billed net service fee revenue for the three months ended March 31, 2021, and 2020, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, we have included approximately $89.9 million and $82.3 million, respectively, of accounts receivable and approximately $20.5 million and $15.2 million of accounts payable and accrued liabilities related to the Group, respectively.

The creditors of the Group do not have recourse to our general credit and there are no other arrangements that could expose us to losses on their behalf. However, we may be required to provide financial support to cover any operating expenses in excess of operating revenues.

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender, LLC is dependent on RadNet to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2021 and 2020 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2020.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
During the period covered in this report, there have been no material changes to the significant accounting policies we use and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2020. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2020.
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
Our total service revenues during the three months ended March 31, 2021 and 2020 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2021	2020
Commercial insurance	$182,096	$155,461
Medicare	63,589	57,749
Medicaid	8,451	6,628
Workers' compensation/personal injury	10,399	10,274
Other patient revenue	4,775	5,662
Management fee revenue	5,219	2,567
Teleradiology and Software revenue	2,426	3,770
Other	2,622	6,222
Service fee revenue	279,577	248,333
Revenue under capitation arrangements	35,742	33,231
Total service revenue	$315,319	$281,564

COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed the The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020.

Through March 31, 2021, we have received since inception of the various programs established by the CARES Act, $39.5 million of accelerated Medicare payments, $32.5 million from general distribution and $4.0 million from the Paycheck Protection Program. In addition, we have received $5.0 million in advance payments from insurer Blue Shield.

The accelerated Medicare and Blue Shield payments are recorded to Deferred Revenue in our condensed consolidated balance sheet and will be applied to revenue as services are performed beginning in 2021. For the three months ended March 31, 2021, $2.5 million of the accelerated Medicare and $2.5 million of the Blue Shield funds have been applied to revenue.

The amounts obtained from general distribution were accounted for as government grants and recognized as other revenue and displayed as Provider relief funding in our condensed consolidated statements of operations, of which $6.2 million of the total $32.5 million was received in the three months ended March 31, 2021.

The $4.0 million secured from the Paycheck Protection Program was accounted for as debt and in December 2020 we met the eligibility requirements under the government guidelines for forgiveness and the loans were written off to gain on extinguishment of debt.

The CARES Act also provides for a payment deferral of the employer portion of Social Security tax incurred during the pandemic, allowing half of such payroll taxes to be deferred until December 2021 and the remaining half until December 2022. At March 31, 2021, the Company had in total $16.3 million of deferred Social Security taxes. These payment deferrals are recorded as payroll tax liability under the caption “Accounts payable, accrued expenses and other” in our condensed consolidated balance sheet.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At March 31, 2021 we have $20.5 million remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.6 million and $1.8 million, as of March 31, 2021 and December 31, 2020, respectively and related to our Barclays Revolving Credit Facility. See Note 5, Credit Facilities and Notes Payable for more information.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at March 31, 2021 totaled $502.6 million. Indefinite lived intangible assets at March 31, 2021 were $7.1 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2020, noting no impairment. In addition to the annual impairment test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding COVID-19 pandemic and did not identify an indication of goodwill impairment being more likely than not through March 31, 2021. Activity in goodwill for the three months ended March 31, 2021 is provided below (in thousands):

Balance as of December 31, 2020	$472,879
Goodwill acquired through acquisitions	29,609
Goodwill attributable to formation of Simi Valley Imaging Group LLC	105
Other Adjustments	(27)
Balance as of March 31, 2021	$502,566
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
We recorded income tax expense of $4.4 million, or an effective tax rate of 24.1%, for the three months ended March 31, 2021 compared to a benefit from income taxes of $4.4 million, or an effective tax rate of 23.8% for the three months ended March 31, 2020. The income tax rates for the three months ended March 31, 2021 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.
On March 27, 2020, the President of the United States signed into law the CARES Act, which among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of March 31, 2021. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 8, 2017. We have reserved 14,000,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of options, stock awards, stock appreciation rights, stock units, and cash awards. Stock options generally vest over three to five years and expire five to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Stock Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 6, Stock-Based Compensation, for more information.
COMPREHENSIVE INCOME (LOSS) - ASC 220 establishes rules for reporting and displaying comprehensive income or loss and its components. Our unrealized gains or losses on foreign currency translation adjustments, interest rate cap and swap agreements are included in comprehensive loss and are included in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2021 and 2020.
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
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2021
Account	January 1, 2021 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	March 31, 2021 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(22,581)	$—	$925	$(21,656)	Equity

For the twelve months ended December 31, 2020
Account	January 1, 2020 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	December 31, 2020	Location
Accumulated Other Comprehensive Loss, net of taxes	$(5,870)	$(19,352)	$2,641	$(22,581)	Equity

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2021
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$11,245	Other income (expense)	$(925)	Interest Expense

See Fair Value Measurements section below for the fair value of the 2019 Swaps at March 31, 2021.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2019 Swaps - Interest Rate Contracts	$—	$26,744	$—	$26,744

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2019 Swaps - Interest Rate Contracts	$—	$37,989	$—	$37,989
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
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$652,331	$—	$652,331	$651,580

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$661,640	$—	$661,640	$662,403
As of March 31, 2021 and at December 31, 2020 our Barclays revolving credit facility had no balance outstanding. Our SunTrust revolving credit facility relating to our consolidated subsidiary The New Jersey Imaging Network ("NJIN"), had no principal amount outstanding at March 31, 2021 and at December 31, 2020.
The estimated fair value of our long-term debt, which is discussed in Note 5, Credit Facilities and Notes Payable, was determined using Level 2 inputs primarily related to comparable market prices.
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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$9,458	$(16,358)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	51,951,506	50,294,329
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.18	$(0.33)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	51,951,506	50,294,329
Add nonvested restricted stock subject only to service vesting	253,265	—
Add additional shares issuable upon exercise of stock options and warrants	624,170	—
Weighted average number of common shares used in calculating diluted net income per share	52,828,941	50,294,329
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.18	$(0.33)

Stock options and non vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Nonvested restricted stock subject to service vesting	—	314,962
Shares issuable upon the exercise of stock options:	82,595	527,899

EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of March 31, 2021, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of March 31, 2021.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to additional 80,000 shares December 21, 2019. No observable price changes or impairment in our investment was identified as of March 31, 2021.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of March 31, 2021.
INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2021.

Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2021 (in thousands):

Balance as of December 31, 2020	$34,528
Equity in earnings in these joint ventures	2,285
Balance as of March 31, 2021	$36,813
We charged management service fees from the centers underlying these joint ventures of approximately $5.2 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively.

The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2021 and December 31, 2020 and income statement data for the three months ended March 31, 2021 and 2020 (in thousands):

Balance Sheet Data:	March 31, 2021	December 31, 2020
Current assets	$33,265	$27,085
Noncurrent assets	68,493	68,686
Current liabilities	(13,929)	(12,545)
Noncurrent liabilities	(21,371)	(21,582)
Total net assets	$66,458	$61,644

Book value of RadNet joint venture interests	$30,351	$28,079
Cost in excess of book value of acquired joint venture interests and other	6,462	6,449
Total value of RadNet joint venture interests	$36,813	$34,528

Income statement data for the three months ended March 31,	2021	2020
Net revenue	$31,718	$26,341
Net income	$4,803	$4,245

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARD

Accounting standards adopted

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

In January 2020, the FASB issued ASU 2020-01 ("ASU 2020-01"), Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), clarifying the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. The adoption did not have a material impact on our financial statements.

In December 2019, the FASB issued ASU 2019-12 ("ASU 2019-12"), Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other areas of the standard. ASU 2019-12 is effective beginning in the first quarter of 2021. The adoption did not have a material impact on our financial statements.
NOTE 4 – FACILITY ACQUISITIONS

Acquisitions

During the first quarter of 2021, we completed the acquisition of certain assets of the following entities, all located in the New York city area. We made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities

Personal Health Imaging PLLC	$2,995	$576	$608	$2,355	$50	$14	$(608)
ZP Elmont LLC	2,194	1,112	1,695	1,005	50	27	(1,695)
ZP Freeport LLC	6,065	3,968	2,361	2,018	50	29	(2,361)
Broadway Medical Imaging LLC	1,155	1,076	1,791	6	50	23	(1,791)
3235 Hempstead LLC	9,386	4,304	10,115	5,032	50	—	(10,115)
SLZM Realty LLC	13,671	3,862	7,715	9,759	50	—	(7,715)
2012 Sunrise Merrick LLC	11,428	2,363	5,919	9,015	50	—	(5,919)
ZP Bayside LLC	3,545	3,385	9,393	40	50	70	(9,393)
ZP Laurelton LLC	2,658	2,530	5,157	32	50	46	(5,157)
ZP Smith LLC	3,978	3,581	10,558	347	50	—	(10,558)
Total	$57,075	$26,757	$55,312	$29,609	$500	$209	$(55,312)

Formation of majority owned subsidiary
On January 1, 2021 we entered into the Simi Valley Imaging Group, LLC, a partnership with Simi Valley Hospital and Health Services ("Simi Adventist"). The operation will offer multi-modality imaging services out of two locations in Ventura County, California. Total investment in the venture is $0.4 million. RadNet contributed $0.3 million in assets for a 60% economic interest and Simi Adventist contributed assets totaling $0.1 million for a 40% economic interest.
NOTE 5 – CREDIT FACILITIES AND NOTES PAYABLE
As of March 31, 2021 and December 31, 2020 our debt obligations consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$601,330	$611,028
Discounts on First Lien Term Loans	(8,730)	(9,699)
SunTrust Term Loan Agreement collateralized by NJIN's tangible and intangible assets	50,250	51,375
Total debt obligations	642,850	652,704
Less: current portion	(40,166)	(39,791)
Long term portion debt obligations	$602,684	$612,913

Included in our condensed consolidated balance sheets at March 31, 2021 are $601.3 million of First Lien Term Loans and $50.3 million of SunTrust Term Loan debt for a combined total of $651.6 million of total term loan debt (exclusive of unamortized discounts of $8.7 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$601,330	$(8,730)	$592,600
SunTrust Term Loan	50,250	—	50,250
Total Term Loans	$651,580	$(8,730)	$642,850
We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at March 31, 2021 and have reserved $7.9 million for certain letters of credit. The remaining $187.1 million of our Barclays Revolving Credit Facility was available to draw upon as of March 31, 2021. We had no outstanding balance under our $30.0 million SunTrust Revolving Credit Facility at March 31, 2021. As of March 31, 2021, we were in compliance with all covenants under our credit facilities.
Senior Secured Credit Facilities
Barclays Credit Facilities:
At March 31, 2021, our Barclays credit facilities were comprised of one tranche of term loans (“First Lien Term Loans”) in the principal amount described in the table above and a revolving credit facility of $195.0 million (the “Barclays Revolving Credit Facility”) both of which are provided pursuant to the Amended and Restated First Lien Credit and Guaranty Agreement dated July 1, 2016, among RadNet, Barclays Bank plc, as administrative agent, and the lenders identified therein (as amended, the "First Lien Credit Agreement"). Deferred financing costs at March 31, 2021, net of accumulated amortization, was $1.6 million and is specifically related to our Barclays Revolving Credit Facility.

Our First Lien Term Loans bear interest at either an Adjusted Eurodollar Rate or a Base Rate, plus an applicable margin according to the following schedule:

First Lien Leverage Ratio	Eurodollar Rate Spread	Base Rate Spread
> 5.50x	4.50%	3.50%
> 4.00x but ≤ 5.50x	3.75%	2.75%
>3.50x but ≤ 4.00x	3.50%	2.50%
≤ 3.50x	3.25%	2.25%

At March 31, 2021 the effective Adjusted Eurodollar Rate and the Base Rate for the First Lien Term Loans was 1.00% and 3.25%, respectively and the applicable margin for Adjusted Eurodollar Rate and Base Rate borrowings was 3.50% and 2.50%, respectively.

The First Lien Credit Agreement provides for quarterly payments of principal under the First Lien Term Loans in the amount of approximately $9.7 million. The First Lien Term Loans will mature on July 1, 2023 unless otherwise accelerated under the terms of the First Lien Credit Agreement.
SunTrust Credit Facilities:
At March 31, 2021, our SunTrust credit facilities, which relate to our consolidated subsidiary NJIN, were comprised of one term loan in the principal amount described in the table above (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement dated August 31, 2018, among NJIN, as borrower, with SunTrust Bank, as administrative agent, and the lenders identified therein (as amended, the "SunTrust Credit Agreement"). Our SunTrust Term Loan bears interest at either an Adjusted LIBOR or a Base Rate (each as defined in the SunTrust Credit Agreement), plus an applicable margin according to the following schedule:

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

The loans and other obligations outstanding under the SunTrust Credit Agreement currently bear interest at a three month LIBOR election at 0.25% plus an applicable margin and fees based on Pricing Level III described above.

The scheduled amortization of the SunTrust Term Loan began December 31, 2018 with quarterly payments of $0.8 million, representing annual amortization equal to 5.0% of the original principal amount of the SunTrust Term Loan. At scheduled intervals, the quarterly amortization increases by $0.4 million, with the remaining balance to be paid at maturity. The SunTrust Term Loan will mature on August 31, 2023 unless otherwise accelerated under the terms of the SunTrust Credit Facility.

Revolving Credit Facilities
Barclays Revolving Credit Facility

Revolving loans borrowed under the Barclays Revolving Credit Facility bear interest at either an Adjusted Eurodollar Rate or a Base Rate (in each case, as more fully defined in the First Lien Credit Agreement) plus an applicable margin. The applicable margin for borrowing under the Barclays Revolving Credit Facility varies based on our leverage ratio in accordance with the same schedule set forth above for First Lien Term Loans. As of March 31, 2021, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 5.75%.
For letters of credit issued under the Barclays Revolving Credit Facility, letter of credit fees accrue at the applicable margin for Adjusted Eurodollar Rate, currently 3.50% , and fronting fees accrue at 0.25% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the First Lien Credit Agreement. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.
The Barclays Revolving Credit Facility will terminate on the earlier of July 1, 2023 or termination due to specific events of default pursuant to the First Lien Credit Agreement.

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

SunTrust Revolving Credit Facility

The SunTrust Credit Agreement established a $30.0 million revolving credit facility available to NJIN for funding requirements. The SunTrust Revolving Credit Facility terminates on the earliest of (i) August 31, 2023, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise). As of March 31, 2021, NJIN had no borrowings under the SunTrust Revolving Credit Facility.

Recent Amendments to credit facilities:
Barclays Credit Facilities:
On April 23, 2021, after the period covered by this report, we entered into the Second Amended and Restated First Lien Credit and Guaranty Agreement which provides for $725.0 million of senior secured first lien term loans and a $195.0 million senior secured revolving credit facility. See Note 7, Subsequent Events, for more information.

On August 28, 2020, RadNet Management, Inc. and RadNet, Inc. entered into Amendment No. 8, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the "Eighth Amendment"). The Eighth Amendment amends the First Lien Credit Agreement to add $57.5 million of revolving commitments to the Barclays Revolving Credit Facility increasing the maximum borrowing capacity under the revolving credit facility to $195.0 million while leaving the maturity date of July 1, 2023 unchanged. Total issue costs added in relation to the Eighth Amendment amounted to approximately $0.7 million and was capitalized as deferred financing costs and will be amortized over the remaining term of the First Lien Credit Agreement.

On April 18, 2019 we entered into the following two amendments to the First Lien Credit Agreement: (i) Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Sixth Amendment”); and (ii) Amendment No. 7 to Credit and Guaranty Agreement (the “Seventh Amendment”). Among other things, The Sixth Amendment amended the First Lien Credit Agreement to issue $100.0 million in incremental First Lien Term Loans and to add an additional $20.0 million of revolving commitments to the Barclays Revolving Credit Facility. The Seventh Amendment amended the First Lien Credit Agreement to extend the maturity date of the Barclays Revolving Credit Facility by an additional two years to July 1, 2023, unless sooner terminated in accordance with the terms of the First Lien Credit Agreement. Total issue costs added in relation to the Sixth and Seventh Amendments in 2019 amounted to approximately $4.4 million. Of this amount, $2.1 million was identified and capitalized as discount on debt, $0.7 million was capitalized as deferred financing costs, and $1.6 million was expensed. Amounts capitalized will be amortized over the remaining term of the First Lien Credit Agreement.

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
As of March 31, 2021, we had outstanding options to acquire 527,899 shares of our common stock, of which options to acquire 433,202 shares were exercisable. The following summarizes all of our option transactions for the three months ended March 31, 2021:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2020	527,899	$9.34
Granted	—	—
Balance, March 31, 2021	527,899	9.34	6.09	$6,549,853
Exercisable at March 31, 2021	433,202	8.35	5.72	5,806,804

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2021 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2021. No options were exercised during the three months ended March 31, 2021. As of March 31, 2021, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.5 million which is expected to be recognized over a weighted average period of approximately 1.30 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted 412,434 options at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of March 31, 2021, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $3.4 million which is expected to be recognized over a weighted average period of approximately 2.07 years.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance December 31, 2020	400,539	$—
Exercised	—	—
Balance, March 31, 2021	400,539	—	8.16	$8,711,723
Exercisable at March 31, 2021	33,647	—	8.16	731,822
Restricted Stock Awards
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of March 31, 2021, we have issued a total of 7,152,934 RSA’s of which 410,352 were unvested at March 31, 2021. The following summarizes all unvested RSA’s activities during the three months ended March 31, 2021:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2020	329,159		$16.69
Changes during the period
Granted	601,061		$18.77
Vested	(519,868)		$17.59
RSA's unvested at March 31, 2021	410,352	1.20	$17.71
We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.
Other stock bonus awards
The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the three months ended March 31, 2021 no such shares were granted.
Plan summary
In summary, of the 14,000,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2021, we had issued 16,109,252 total shares between options, RSA’s and other stock awards. With options canceled and RSA’s forfeited amounting to 3,281,040 and 61,703 shares, respectively, there remain 1,233,491 shares available under the Restated Plan for future issuance.
The DeepHealth options were issued outside of the Restated Plan and are a direct result of our acquisition and not included in the share count of the Restated Plan.

NOTE 7 – SUBSEQUENT EVENTS
Refinancing of Barclays Credit Facilities:
The Second Amended and Restated First Lien Credit and Guaranty Agreement (the "Restated Credit Agreement"):

On April 23, 2021, we entered into the Restated Credit Agreement which provides for $725.0 million of senior secured first lien term loans and a $195.0 million senior secured revolving credit facility. The proceeds of the loans are being used to refinance the outstanding $611.0 million term and revolving loans, to pay fees and expenses associated with the refinancing transaction, to pay accrued interest on the previously existing facilities through the date of closing and to fund approximately $102.0 million to our balance sheet. The key terms of the Restated Credit Agreement are:

•Interest Rates: Borrowings under the Restated Credit Agreement bear interest at either the Eurodollar Rate or the Alternate Base Rate and the floor for the term loans bearing interest at the Eurodollar Rate was reduced from a minimum of 1.00% to a minimum of 0.75%.

•Maturity Dates: The maturity date for the term loans is April 23, 2028, and the maturity date for the revolving credit facility is April 23, 2026, in each case unless accelerated in accordance with the terms of the Restated Credit Agreement.

•Payments: We will be required to make quarterly payments of principal on the terms loans in the amount of approximately $1.8 million compared to approximately $9.7 million under the prior credit agreement.
Acquisitions:
In the months of April and May, 2021 we acquired certain business assets for purchase consideration of approximately $5.0 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (SEC) on March 15, 2021.
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
Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2020 or supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
These forward-looking statements speak only as of the date when they are made. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2021, we operated, directly or indirectly through joint ventures with hospitals, 346 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. In addition to our imaging services, we own and operate a number of technology businesses that are complementary to our imaging business. Our subsidiary eRAD, Inc., develops and sells computerized systems for the diagnostic imaging industry, which provide the technology to distribute, display, store and retrieve digital images. We have made a number of investments in Artificial Intelligence (AI) with our purchases of Nulogix and DeepHealth, combined with our investment in Whiterabbit.ai and our collaborative arrangement with Hologic. Our current AI focus is to develop solutions in machine learning to assist radiologists and other clinicians in interpreting images and improving patient care, initially in the field of mammography.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Facilities in operation	346	335
Net revenues (millions)	$315	$282
Our revenue is derived from a diverse mix of payors, including private, managed care capitated and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue.

Our total service revenue during the three months ended March 31, 2021 and 2020 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2021	2020
Commercial insurance	$182,096	$155,461
Medicare	63,589	57,749
Medicaid	8,451	6,628
Workers' compensation/personal injury	10,399	10,274
Other patient revenue	4,775	5,662
Management fee revenue	5,219	2,567
Teleradiology and Software revenue	2,426	3,770
Other	2,622	6,222
Service fee revenue	279,577	248,333
Revenue under capitation arrangements	35,742	33,231
Total service revenue	$315,319	$281,564

We typically experience some seasonality to our revenue stream. Although we had a resurgence in procedure volumes for the first quarter ended March 31, 2021, it is in this time period that we generally experience the lowest volumes of procedures and the lowest level of revenue for any quarter during the year. It is common for inclement weather to result in patient appointment cancellations and, in some cases, imaging center closures. Also, in recent years, we have observed greater participation in high deductible health plans by patients.  As these high deductibles reset in January for most of these patients, we have observed that patients utilize medical services less during the first quarter, when securing medical care will result in significant out-of-pocket expenditures.
Recent Developments

The discussion of our results below centers on our performance in the first quarter ending March 31, 2021. During 2020, with the onset of the novel strain of the coronavirus ("COVID-19") and related responses, we began experiencing reduced procedure volumes at the end of the first quarter which intensified through mid year. Procedure volumes returned to 90% of pre-COVID-19 pace in the third quarter and remained consistent at that level through the fourth quarter. During 2020, in response to the pandemic, we adjusted our business operations, inclusive of concentrating patient traffic to larger imaging centers, negotiating payment terms with vendors and landlords, initiating employee furloughs, compensation reductions, and telecommuting.

As we enter 2021, the arrival of the mRNA vaccine to protect against the virus is a welcome development. As inoculations ramp up across the country and other mitigation procedures continue, we can begin to look forward to a return of normal business operations. We expect that the cost saving measures implemented in 2020 will be beneficial to our financial position in 2021, provided that procedure volumes continue to ramp back up to historic levels. Despite the impact of COVID-19, we continued to invest and position for future growth. We acquired 10 new centers in the New York City area during the quarter ended March 31, 2021.

Equity Investments, Acquisitions and Dispositions, and Joint Venture Activity
We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2020.
Equity Investments
As of March 31, 2021, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:

Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of March 31, 2021.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to additional 80,000 shares December 21, 2019. No observable price changes or impairment in our investment was identified as of March 31, 2021.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of it operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of March 31, 2021.
Facility acquisitions

During the first quarter of 2021, we completed the acquisition of certain assets of the following entities, all located in the New York city area. We made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities

Personal Health Imaging PLLC	$2,995	$576	$608	$2,355	$50	$14	$(608)
ZP Elmont LLC	2,194	1,112	1,695	1,005	50	27	(1,695)
ZP Freeport LLC	6,065	3,968	2,361	2,018	50	29	(2,361)
Broadway Medical Imaging LLC	1,155	1,076	1,791	6	50	23	(1,791)
3235 Hempstead LLC	9,386	4,304	10,115	5,032	50	—	(10,115)
SLZM Realty LLC	13,671	3,862	7,715	9,759	50	—	(7,715)
2012 Sunrise Merrick LLC	11,428	2,363	5,919	9,015	50	—	(5,919)
ZP Bayside LLC	3,545	3,385	9,393	40	50	70	(9,393)
ZP Laurelton LLC	2,658	2,530	5,157	32	50	46	(5,157)
ZP Smith LLC	3,978	3,581	10,558	347	50	—	(10,558)
Total	$57,075	$26,757	$55,312	$29,609	$500	$209	$(55,312)

Formation of majority owned subsidiary
On January 1, 2021 we entered into the Simi Valley Imaging Group, LLC, a partnership with Simi Valley Hospital and Health Services ("Simi Adventist"). The operation will offer multi-modality imaging services out of two locations in Ventura County, California. Total investment in the venture is $0.4 million. RadNet contributed $0.3 million in assets for a 60% economic interest and Simi Adventist contributed assets totaling $0.1 million for a 40% economic interest.
Joint Venture Activity

The following table is a summary of our investment in joint ventures during the three months ended March 31, 2021 (in thousands):

Balance as of December 31, 2020	$34,528
Equity in earnings in these joint ventures	2,285
Balance as of March 31, 2021	$36,813
We charged management service fees from the centers underlying these joint ventures of approximately $5.2 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively.

The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2021 and December 31, 2020 and income statement data for the three months ended March 31, 2021 and 2020 (in thousands):

Balance Sheet Data:	March 31, 2021	December 31, 2020
Current assets	$33,265	$27,085
Noncurrent assets	68,493	68,686
Current liabilities	(13,929)	(12,545)
Noncurrent liabilities	(21,371)	(21,582)
Total net assets	$66,458	$61,644

Book value of RadNet joint venture interests	$30,351	$28,079
Cost in excess of book value of acquired joint venture interests	6,462	6,449
Total value of RadNet joint venture interests	$36,813	$34,528

Income statement data for the three months ended March 31, 2021	2021	2020
Net revenue	$31,718	$26,341
Net income	$4,803	$4,245
Critical Accounting Policies
The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2020, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.
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
Our revenues are based upon our management's estimate of amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under Medicare, Medicaid, managed care and commercial insurance plans are based upon historical collection experience of the payments received from such payors in accordance with the underlying contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have price concessions applied. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended March 31, 2021.

Provider Relief Fund (COVID-19 Stimulus Funding)
The Provider Relief Fund offers government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. We have recorded provider relief funding in our condensed Consolidated Statements of Operations in the amount of $6.2 million for three months ended March 31, 2021. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment. In recognizing revenue associated with provider relief funding our management is required to assess whether our operations have meet the applicable requirements for the funding received. During the quarter ended March 31, 2021, we continued to evaluate our operating results in light of the most recent government guidance and based on our assessment, the amount of revenue recognized is appropriate.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended March 31, 2021.
Business Combination

We evaluate all acquisitions under the framework Clarifying the Definition of a Business in the accounting guidance.. Once a purchase has been determined to be the acquisition of a business, we are required to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Any portion of the purchase consideration transferred in excess of the net of the acquisition date fair values of the assets acquired and the liabilities assumed, is allocated to goodwill. The allocation requires our management to make estimates of the value of various assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Goodwill and Indefinite Lived Intangibles
Goodwill at March 31, 2021 totaled $502.6 million. Indefinite Lived Intangible Assets at March 31, 2021 were $7.1 million and are associated with the value of certain trade name intangibles. Our management reviews the fair value of our reporting units on an annual basis to determine if an event has occurred which suggest that the fair value of a reporting unit may be impaired. When we determine the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The review of fair value requires our management to make assessments of the business and financial prospects for a particular reporting unit. We tested goodwill for impairment on October 1, 2020. We also continue at regular intervals to consider the current and expected future economic and market conditions surrounding the COVID-19 pandemic and to date have not had an indication of goodwill impairment being more likely than not through March 31, 2021.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.

Results of Operations
The following table sets forth, for the three months ended March 31, 2021 and 2020, the percentage that certain items in the statements of operations bears to total service revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE
Service fee revenue	88.7%	88.2%
Revenue under capitation arrangements	11.3%	11.8%
Total service revenue	100.0%	100.0%
Provider relief funding	2.0%	—%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	89.5%	95.0%
Depreciation and amortization	7.2%	7.8%
(Gain) loss on sale and disposal of equipment and other	(0.4)%	0.3%
Severance costs	0.1%	0.1%
Total operating expenses	96.4%	103.1%

INCOME (LOSS) FROM OPERATIONS	5.6%	(3.1)%

OTHER INCOME AND EXPENSES
Interest expense	4.1%	4.1%
Equity in earnings of joint ventures	(0.7)%	(0.7)%
Non-cash change in fair value of interest rate hedge	(3.6)%	—%
Other expenses	0.1%	—%
Total other (income) expenses	(0.2)%	3.4%
INCOME (LOSS) BEFORE INCOME TAXES	5.8%	(6.5)%
(Provision for) benefit from income taxes	(1.4)%	1.6%
NET INCOME (LOSS)	4.4%	(5.0)%
Net income attributable to noncontrolling interests	1.4%	0.8%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	3.0%	(5.8)%

We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three months ended March 31, 2021 and 2020 for our operations at a total company and same center level.
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Total Revenue inclusive of Provider Relief funding where applicable for 2021 and 2020

In Thousands	Three Months Ended March 31,
Revenue	2021	2020	$ Increase/(Decrease)	% Change
Total Revenue	$321,567	$281,564	$40,003	14.2%
Same Center Revenue	$304,696	$277,990	$26,706	9.6%
Increased revenue was spurred by an overall same center 5.1% growth in procedure volumes over the same period in the prior year. On a same center basis, Mammography procedures rose 15.1%, followed by advanced radiology procedures of PET and CT, which expanded at a combined 8.7%. The growth in Mammography procedures was precipitated by our investment in the use of artificial intelligence, which is employed to keep track of patient data, catalog findings, and drive patient notification so a regular exam schedule is maintained. Assisting in the revenue increase was $6.2 million received in Provider Relief funding and annual contractual rate increases in capitation and fee for service plans. This same center comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2020. For the three months ended March 31, 2021, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $16.9 million. For the three months ended March 31, 2020, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $3.6 million.

Operating Expenses

Total operating expenses for the three months ended March 31, 2021 increased approximately $13.6 million, or 4.7%, from $290.3 million for the three months ended March 31, 2020 to $303.9 million for the three months ended March 31, 2021. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Salaries and professional reading fees, excluding stock-based compensation	$177,861	$167,528
Stock-based compensation	8,248	6,622
Building and equipment rental	28,711	26,896
Medical supplies	13,970	12,748
Other operating expenses *	53,491	53,623
Cost of operations	282,281	267,417

Depreciation and amortization	22,656	21,934
(Gain) loss on sale and disposal of equipment	(1,307)	771
Severance costs	285	218
Total operating expenses	$303,915	$290,340
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended March 31, 2021 and 2020 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended March 31,
Salaries and Professional Fees	2021	2020	$ Increase/(Decrease)	% Change
Total Salaries	$177,861	$167,528	$10,334	6.2%
Same Center Salaries	$168,803	$164,287	$4,516	2.8%

The moderate rise in same center salaries expense corresponded to the added professional staff requisite for radiology study interpretation that stemmed from higher procedure volumes. This same center comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the three months ended March 31, 2021, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $9.1 million. For the three months ended March 31, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was approximately $3.2 million.
Stock-based compensation

Stock-based compensation increased $1.6 million, or 24.6% to approximately $8.2 million for the three months ended March 31, 2021 compared to $6.6 million for three months ended March 31, 2020. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2021 as compared to RSA’s awarded and vested in the prior year’s first quarter.
Building and equipment rental

In Thousands	Three Months Ended March 31,
Building & Equipment Rental	2021	2020	$ Increase/(Decrease)	% Change
Total	$28,711	$26,896	$1,815	6.8%
Same Center	$25,685	$25,671	$14	0.1%

This same center comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the three months ended March 31, 2021, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $3.0 million. For the three months ended March 31, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was approximately $1.2 million.
Medical supplies

In Thousands	Three Months Ended March 31,
Medical Supplies Expense	2021	2020	$ Increase/(Decrease)	% Change
Total	$13,970	$12,748	$1,222	9.6%
Same Center	$13,370	$12,596	$774	6.2%

Higher same center medical supplies expense related to additional consumption of contrast agents in our advanced imaging modalities driven by volume increases of CT and PET procedures and cost of personal protective equipment in support of staff and patient safety. This same center comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the three months ended March 31, 2021, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $0.6 million. For the three months ended March 31, 2020, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $0.2 million.
Other operating expenses

In Thousands	Three Months Ended March 31,
Other Operating Expenses	2021	2020	$ Increase/(Decrease)	% Change
Total	$53,491	$53,623	$(133)	(0.3)%
Same Center	$49,900	$52,594	$(2,694)	(5.1)%

Savings in same center other operating expenses reflects the cumulative effect of successful contract re-negotiations aimed to reduce charges across a range of vendors from repair and maintenance to professional services. This same center comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the three months ended March 31, 2021, other operating expense from centers that were acquired or divested subsequent January 1, 2020 and excluded from the above comparison was $3.6 million. For the three months ended March 31, 2020, other operating expense from centers that were acquired or divested subsequent to January 1, 2020 was $1.0 million.
Depreciation and amortization

In Thousands	Three Months Ended March 31,
Depreciation & Amortization	2021	2020	$ Increase/(Decrease)	% Change
Total	$22,656	$21,934	$723	3.3%
Same Center	$20,952	$21,470	$(518)	(2.4)%

This same center comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the three months ended March 31, 2021, depreciation expense from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $1.7 million. For the three months ended March 31, 2020, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $0.5 million.
Gain on sale and disposal of equipment and other
We recorded gains on the disposal of equipment and other items of approximately $1.3 million for the three months ended March 31, 2021 and a loss on sale and disposal of equipment of approximately $0.8 million for the three months ended March 31, 2020.
Non-cash change in fair value of interest rate hedge

We recorded a gain of $11.2 million for the ineffective portion of our 2019 Swaps for the three months ended March 31, 2021.
Other (income) expenses

We recorded other expenses of approximately $0.2 million for the three months ended March 31, 2021. Amounts for the corresponding period ending March 31, 2020 were immaterial.
Severance Costs

We incurred severance expenses of $0.3 million for the three months ended March 31, 2021 and $0.2 million for the three months ended March 31, 2020.
Interest expense

In Thousands	Three Months Ended March 31,
Interest Expense	2021	2020	$ Increase/(Decrease)	% Change
Total Interest Expense	$12,826	$11,552	$1,274	11.0%
Interest related to derivatives*	$3,650	$362
Interest related to amortization**	$1,147	$1,081
Adjusted Interest Expense***	$8,029	$10,109	$(2,080)	(20.6)%
* Includes interest on current and prior derivative instruments not related to debt obligations.
** Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.
***Includes interest related to our term loans, revolving credit line,notes, finance leases and other.

Excluding the effect of interest expense related to derivatives and amortization for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, interest expense decreased $2.1 million, or 20.6%. The reduction in interest expense corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt based on market conditions. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future interest expense exposure we have entered into certain interest rate swap agreements. See the Derivative Instruments section of Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in this report for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures

For the three months ended March 31, 2021 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.3 million and for three months ended March 31, 2020 we recognized equity in earnings from unconsolidated joint ventures of $2.0 million, an increase of $0.3 million or 16.9%. The increase was mainly related to the equity in earnings received from our interest in the Arizona Diagnostic Radiology Group joint venture, which was formed in the fourth quarter of 2020.
Income tax provision
We recorded income tax expense of $4.4 million, or an effective tax rate of 24.1%, for the three months ended March 31, 2021 compared to a benefit from income taxes of $4.4 million, or an effective tax rate of 23.8% for the three months ended March 31, 2020. The income tax rates for the three months ended March 31, 2021 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
Adjusted EBITDA
We use both GAAP and non-GAAP metrics to measure our financial results. We believe that, in addition to GAAP metrics, certain non-GAAP metrics, such as Adjusted EBITDA assist us in measuring our business performance, cash generated from operations, leverage capacity and ability to service our debt obligations. We believe this information is useful to investors and other interested parties because we are highly leveraged and our non-GAAP metrics remove non-cash and certain other charges that occur in the affected period and provide a basis for measuring the Company's financial condition against other quarters.
We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and excluding losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period. We have not made specific adjustments to our calculation of Adjusted EBITDA in response to COVID 19. Our net income reflected below includes the effect of the $6.2 million in other revenue received under the Provider Relief Fund.
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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to RadNet, Inc. common stockholders	$9,458	$(16,358)
Provision for (benefit from) income taxes	4,376	(4,381)
Interest expense	12,826	11,552
Severance costs	285	218
Depreciation and amortization	22,656	21,934
Non-cash employee stock-based compensation	8,248	6,622
(Gain) loss on sale and disposal of equipment and other	(1,307)	771
Non-cash change in fair value of interest rate hedge	(11,245)	—
Other expenses	206	6
Legal settlements	—	—
Adjusted EBITDA	$45,503	$20,364

Liquidity and Capital Resources

The following table summarizes of key balance sheet data related to our liquidity as of March 31, 2021 and December 31, 2020 and income statement data for the three months ended March 31, 2021 and 2020 (in thousands):

Balance Sheet Data:	March 31, 2021	December 31, 2020
Cash and cash equivalents	$31,091	$102,018
Accounts receivable	146,665	129,585
Working capital (exclusive of current operating lease liabilities)	(109,730)	(61,896)
Stockholders' equity	281,358	258,303

Income statement data for the three months ended March 31	2021	2020
Total net revenue	$315,319	$281,564
Net income (loss) attributable to RadNet common stockholders	9,458	(16,358)

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
As noted in our forward looking statements, we are uncertain of the duration and ultimate severity of the effects of the COVID 19 pandemic on our business. Although we have received government stimulus funding and are undertaking measures to reduce operating expenses, we may again experience operating losses as a result of the pandemic which can impact both the consumption and cost of our medical imaging services. We have credit available from our current credit facilities and borrowing under those facilities is subject to continued compliance with lending covenants. We currently meet those requirements, and expect that we will continue to do so for the foreseeable future, but substantial and sustained operating losses could impact our ability to borrow under those facilities. If we are not able to meet such requirements, we may be required to seek additional financing and there can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the three months ended March 31, 2021 and 2020:

Cash Flow Data	March 31, 2021	March 31, 2020
Cash provided by operating activities	$28,084	$40,913
Cash used in investing activities	(87,348)	(55,059)
Cash (used in) provided by financing activities	(11,651)	68,262
Cash provided by operating activities for the three months ended March 31, 2021 was $28.1 million and $40.9 million for the three months ended March 31, 2020. Our cash provided by operating activities for the period ended March 31, 2020 was benefited by the receipt of $39.5 million in CMS advances recorded as deferred revenue.
Cash used in investing activities for the three months ended March 31, 2021, included purchases of property and equipment for approximately $30.4 million and the acquisition of imaging and software business assets for $57.1 million. As part of our business operations we continually evaluate investment opportunities. As noted in Note 7, Subsequent Events, we have purchase commitments for acquisitions of $5.0 million.
Cash used in financing activities for the three months ended March 31, 2021, was due to principal payments on our term loans and equipment debt obligations.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At March 31, 2021 we have $20.5 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with SunTrust Bank. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility. On August 28, 2020 we amended the Barclays credit facilities which extended and increased the amount available under the revolving line of credit to $195.0 million. The SunTrust credit facilities are comprised of a term loan and a revolving credit facility of $30.0 million. As of March 31, 2021, we were in compliance with all covenants under our credit facilities. Deferred financing costs at March 31, 2021, net of accumulated amortization, was $1.6 million and is specifically related to our Barclays revolving credit facility.
Included in our condensed consolidated balance sheets at March 31, 2021 are $651.6 million of total term loan debt (exclusive of unamortized discounts of $8.7 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$601,330	$(8,730)	$592,600
SunTrust Term Loan	50,250	—	50,250
Total Term Loans	$651,580	$(8,730)	$642,850

At March 31, 2021, we had no borrowings under our Barclays or SunTrust revolving credit facilities. After reserves for outstanding letters of credit of $7.9 million on our Barclays Revolving Credit Facility, we have $187.1 million available for borrowing and $30.0 million available under our SunTrust Revolving Credit Facility. For more information on our secured credit facilities see Note 5 to our condensed consolidated financial statements in this quarterly report.

On April 23, 2021, after the period covered by this report, we entered into the Restated Credit Agreement which provides for $725.0 million of senior secured first lien term loans and a $195.0 million senior secured revolving credit facility. The proceeds of the loan were used to refinance the outstanding $611.0 million term and revolving loans, to pay fees and expenses associated with the refinancing transaction, to pay accrued interest on the previously existing facilities through the date of closing and to fund approximately $102.0 million to our balance sheet. In addition, the Restated Credit Agreement lowered our interest rates and reduced our principal payments from $9.7 million to $1.8 million per quarter. We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity: We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. Accordingly, our interest expense and consequently, our earnings, are affected by changes in short term interest rates. However due to our purchase of caps, described below, the effects of interest rate changes are limited.
We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans. At March 31, 2021, we had $601.3 million outstanding subject to an adjusted Eurodollar election on First Lien Term Loans and our effective 6 month LIBOR rate plus applicable was 4.75%. A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the current Eurodollar rate would result in an increase of $6.0 million in annual interest expense and a corresponding decrease in income before taxes. At March 31, 2021, we had $6.0 million outstanding subject to an adjusted prime election on First Lien Term Loans and our effective prime rate was 5.75%. A hypothetical 1% increase in the adjusted Prime rates under the First Lien Credit Agreement over the current Prime rate would result in an increase of $0.1 million in annual interest expense and a corresponding decrease in income before taxes.

At March 31, 2021, we had $50.3 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement. At March 31, 2021, our effective LIBOR rate plus applicable margin was 2.25%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.5 million in annual interest expense and a corresponding decrease in income before taxes.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2020. The risks described in our Form 10-K and Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

INDEX TO EXHIBITS

Exhibit Number	Description

10.17
 Second Amended and Restated First Lien Credit and Guaranty Agreement, dated as of April 23, 2021, by and among RadNet Management, Inc., a California corporation, RadNet, Inc., a Delaware corporation, certain subsidiaries and affiliates of RadNet Management, Inc., as Guarantors, the Lenders and other financial institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (incorporated by reference to exhibit filed with Form 8-K on April 26, 2021).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: May 10, 2021	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)