Form 10-Q
period 2021-06-30
RadNet, Inc.
filed 2021-08-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on August 5, 2021 was 53,138,628 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140,852	$102,018
Accounts receivable	157,328	129,585
Due from affiliates	6,290	5,836
Prepaid expenses and other current assets	30,449	32,985
Total current assets	334,919	270,424
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	435,172	399,335
Operating lease right-of-use assets	593,574	483,661
Total property, equipment and right-of-use assets	1,028,746	882,996
OTHER ASSETS
Goodwill	502,331	472,879
Other intangible assets	51,783	52,393
Deferred financing costs	2,386	1,767
Investment in joint ventures	41,375	34,528
Deferred tax assets, net of current portion	29,390	34,687
Deposits and other	41,268	36,983
Total assets	$2,032,198	$1,786,657
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$244,536	$236,684
Due to affiliates	22,596	14,010
Deferred revenue	31,947	39,257
Current finance lease liability	—	2,578
Current operating lease liability	71,399	65,794
Current portion of notes payable	10,789	39,791
Total current liabilities	381,267	398,114
LONG-TERM LIABILITIES
Long-term finance lease liability	—	743
Long-term operating lease liability	567,674	463,096
Notes payable, net of current portion	749,079	612,913
Other non-current liabilities	34,899	53,488
Total liabilities	1,732,919	1,528,354
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 52,678,030 and 51,640,537 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in-capital	324,954	307,788
Accumulated other comprehensive loss	(22,227)	(24,051)
Accumulated deficit	(105,668)	(117,999)
Total RadNet, Inc.'s stockholders' equity	197,064	165,743
Noncontrolling interests	102,215	92,560
Total equity	299,279	258,303
Total liabilities and equity	$2,032,198	$1,786,657

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Service fee revenue	$295,494	$155,698	$575,071	$404,031
Revenue under capitation arrangements	38,424	34,868	74,166	68,099
Total service revenue	333,918	190,566	649,237	472,130
Provider relief funding	43	25,475	6,291	25,475
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	283,571	194,217	565,851	461,635
Depreciation and amortization	24,011	21,355	46,667	43,289
(Gain) loss on sale and disposal of equipment and other	(1,567)	(569)	(2,874)	202
Severance costs	268	859	551	1,076
Total operating expenses	306,283	215,862	610,195	506,202
INCOME (LOSS) FROM OPERATIONS	27,678	179	45,333	(8,597)

OTHER INCOME AND EXPENSES
Interest expense	12,171	10,831	24,997	22,382
Equity in earnings of joint ventures	(3,121)	(945)	(5,406)	(2,900)
Non-cash change in fair value of interest rate hedge	(35)	3,843	(11,280)	3,843
Debt restructuring and extinguishment expenses	6,044	—	6,044	—
Other expenses (income)	1,658	(115)	1,867	(108)
Total other (income) expenses	16,717	13,614	16,222	23,217
INCOME (LOSS) BEFORE INCOME TAXES	10,961	(13,435)	29,111	(31,814)
(Provision for) benefit from income taxes	(2,874)	4,475	(7,249)	8,856
NET INCOME (LOSS)	8,087	(8,960)	21,862	(22,958)
Net income attributable to noncontrolling interests	5,214	1,634	9,531	3,994
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,873	$(10,594)	$12,331	$(26,952)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$(0.21)	$0.24	$(0.53)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$(0.21)	$0.23	$(0.53)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	52,238,709	50,672,219	52,004,653	50,483,274
Diluted	53,133,091	50,672,219	52,890,561	50,483,274
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$8,087	$(8,960)	$21,862	$(22,958)
Foreign currency translation adjustments	(9)	(7)	(21)	(6)
Change in fair value of cash flow hedge, net of taxes	—	(409)	—	(18,958)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	920	892	1,845	892
COMPREHENSIVE INCOME (LOSS)	8,998	(8,484)	23,686	(41,030)
Less comprehensive income attributable to noncontrolling interests	5,214	1,634	9,531	3,994
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$3,784	$(10,118)	$14,155	$(45,024)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended June 30, 2021 and June 30, 2020.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - March 31, 2021	52,340,856	$5	$316,032	$(23,138)	$(108,541)	$184,358	$97,000	$281,358

Issuance of common stock upon exercise of options	2,500	—	26	—	—	26	—	26
Issuance of common stock under the equity compensation plan	333,533	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	1,141	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,897	—	—	8,897	—	8,897
Change in cumulative foreign currency translation adjustment	—	—	—	(9)	—	(9)	—	(9)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	920	—	920	—	920
Other	—	—	(1)	—		(1)	1	—
Net income	—	—	—	—	2,873	2,873	5,214	8,087
BALANCE-JUNE 30, 2021	52,678,030	$5	$324,954	$(22,227)	$(105,668)	$197,064	$102,215	$299,279

BALANCE - March 31, 2020	50,694,375	$5	$269,461	$(26,574)	$(119,517)	$123,375	$83,814	$207,189
Issuance of common stock under the equity compensation plan	36,770	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,540	—	—	1,540	—	1,540
Issuance of common stock for sale of unregistered securities for the DeepHealth acquisition	823,615	—	33,011	—	—	33,011	—	33,011
Change in cumulative foreign currency translation adjustment	—	—	—	(7)	—	(7)	—	(7)
Change in fair value cash flow hedge, net of taxes	—	—	—	(409)	—	(409)	—	(409)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	892	—	892		892
Net (loss) income	—	—	—	—	(10,594)	(10,594)	1,634	(8,960)
BALANCE-JUNE 30, 2020	51,554,760	$5	$304,012	$(26,098)	$(130,111)	$147,808	$85,448	$233,256

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the six months ended June 30, 2021 and June 30, 2020.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - December 31, 2020	51,640,537	$5	$307,788	$(24,051)	$(117,999)	$165,743	$92,560	$258,303

Issuance of common stock upon exercise of options	2,500	—	26	—	—	26	—	26
Issuance of common stock under the equity compensation plan	1,033,358	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	1,635	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	17,145	—	—	17,145	—	17,145
Purchase of noncontrolling interests	—	—	(4)	—	—	(4)	—	(4)
Contribution from noncontrolling partner	—	—	—	—	—	—	123	123
Change in cumulative foreign currency translation adjustment	—	—	—	(21)	—	(21)	—	(21)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	1,845	—	1,845	—	1,845
Other	—	—	(1)	—	—	(1)	1	—
Net income	—	—	—	—	12,331	12,331	9,531	21,862
BALANCE-JUNE 30, 2021	52,678,030	$5	$324,954	$(22,227)	$(105,668)	$197,064	$102,215	$299,279

BALANCE - December 31, 2019	50,314,328	$5	$262,865	$(8,026)	$(103,159)	$151,685	$81,454	$233,139
Issuance of common stock under the equity compensation plan	416,817	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,136	—	—	8,136	—	8,136
Issuance of common stock for sale of unregistered securities for the DeepHealth acquisition	823,615	—	33,011	—	—	33,011	—	33,011
Change in cumulative foreign currency translation adjustment	—	—	—	(6)	—	(6)	—	(6)
Change in fair value cash flow hedge, net of taxes	—	—	—	(18,958)	—	(18,958)	—	(18,958)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes				892		892		892
Net (loss) income	—	—	—	—	(26,952)	(26,952)	3,994	(22,958)
BALANCE-JUNE 30, 2020	51,554,760	$5	$304,012	$(26,098)	$(130,111)	$147,808	$85,448	$233,256

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,862	$(22,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,667	43,289
Amortization of operating lease right-of-use assets	36,834	34,094
Equity in earnings of joint ventures, net of dividends	(5,406)	(2,900)
Amortization of deferred financing costs and loan discount	1,959	2,163
(Gain) loss on sale and disposal of equipment and other	(2,874)	202
Loss on extinguishment of debt	1,496	—
Amortization of cash flow hedge, net of taxes	1,845	892
Non-cash change in fair value of interest rate hedge	(11,280)	3,843
Stock-based compensation	17,145	8,078
Change in fair value of contingent consideration	1,292	(97)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(28,156)	29,018
Other current assets	2,963	9,884
Other assets	(4,997)	(4,257)
Deferred taxes	5,297	(11,678)
Operating lease liability	(36,564)	(30,182)
Deferred revenue	(7,147)	44,384
Accounts payable, accrued expenses and other	17,765	27,690
Net cash provided by operating activities	58,701	131,465
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions	(64,918)	(4,188)
Purchase of property and equipment	(53,799)	(64,193)
Proceeds from sale of equipment	500	779
Equity contributions in existing and purchase of interest in joint ventures	(1,441)	—
Net cash used in investing activities	(119,658)	(67,602)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,304)	(1,814)
Payments on term loan debt	(613,279)	(21,648)
Proceeds from debt refinancing, net of issuing costs	716,369	—
Proceeds from paycheck protection program loans	—	4,023
Proceeds from revolving credit facility	128,300	250,900
Payments on revolving credit facility	(128,300)	(250,900)
Proceeds from issuance of common stock upon exercise of options	26	—
Net cash provided by (used in) financing activities	99,812	(19,439)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(21)	(6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	38,834	44,418
CASH AND CASH EQUIVALENTS, beginning of period	102,018	40,165
CASH AND CASH EQUIVALENTS, end of period	$140,852	$84,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$13,774	$22,826
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $42.1 million and $31.8 million during the six months ended June 30, 2021 and 2020, respectively, which were not paid for as of June 30, 2021 and 2020, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services with operations in seven U.S. states. At June 30, 2021, we operated, directly or indirectly through joint ventures with hospitals, 353 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians the convenience of a single location to serve the needs of multiple procedures. In addition to our imaging services, we design and develop software applications, artificial intelligence tools and other computerized systems for the diagnostic imaging industry. Our operations comprise a single segment for financial reporting purposes.

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

VIEs that we consolidate as the primary beneficiary consist of professional corporations which are owned or controlled by individuals within our senior management, namely Howard G. Berger, M.D., our President and Chief Executive Officer and a member of our Board of Directors, and John V. Crues, III, M.D., RadNet's Medical Director. Dr. Berger owns, indirectly, 99% of the equity interests in Beverly Radiology Medical Group III (BRMG) and a controlling interest in two professional corporations in New York City. BRMG is responsible for the professional medical services at nearly all of our facilities located in California. Dr. Crues owns six professional corporations which provide medical services in Delaware, Maryland, New Jersey and New York. Additionally, Dr. Crues is a 1% owner of BRMG. These VIEs are collectively referred to as the Group.
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

The Group on a combined basis recognized $45.1 million and $26.9 million of revenue, net of management services fees to RadNet, for the three months ended June 30, 2021 and 2020, respectively and $45.1 million and $26.9 million of operating expenses for the three months ended June 30, 2021 and 2020, respectively. RadNet recognized $190.6 million and $116.4 million of total billed net service fee revenue for the three months ended June 30, 2021, and 2020, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The Group on a combined basis recognized $91.2 million and $66.4 million of revenue, net of management services fees to RadNet, for the six months ended June 30, 2021 and 2020, respectively and $91.2 million and $66.4 million of operating expenses for the six months ended June 30, 2021 and 2020, respectively. RadNet recognized $369.5 million and $264.3 million of total billed net service fee revenue for the six months ended June 30, 2021, and 2020, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, we have included approximately $102.4 million and $82.3 million, respectively, of accounts receivable and approximately $21.8 million and $15.2 million of accounts payable and accrued liabilities related to the Group, respectively.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2021 and 2020 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2020.
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
Our total service revenues during the three and six months ended June 30, 2021 and 2020 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial insurance	$187,354	$96,349	$369,566	$251,711
Medicare	71,407	35,082	134,877	92,587
Medicaid	9,039	4,300	17,486	10,980
Workers' compensation/personal injury	10,556	7,359	20,966	17,916
Other patient revenue	5,189	3,549	9,961	9,218
Management fee revenue	5,533	3,332	10,752	5,899
Teleradiology and Software revenue	2,621	2,200	5,047	5,970
Other	3,795	3,527	6,416	9,750
Service fee revenue	295,494	155,698	575,071	404,031
Revenue under capitation arrangements	38,424	34,868	74,166	68,099
Total service revenue	$333,918	$190,566	$649,237	$472,130

COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020.

Beginning in the second quarter of 2020 and through the six months ended June 30, 2021, we received funding from the various programs established by the CARES Act as follows:

•$39.5 million of accelerated Medicare payments through the twelve months ended December 31, 2020

•$4.0 million from the Paycheck Protection Program through the twelve months ended December 31, 2020

•$32.6 million total Provider Relief Funding, $26.3 million received for the 12 months ended December 31, 2020 and $6.3 million for the 6 months ended June 30, 2021

In addition, we have received for the 12 months ended December 31, 2020, $5.0 million in advance payments from insurer Blue Shield.

The accelerated Medicare and Blue Shield payments are recorded to Deferred Revenue in our condensed consolidated balance sheet and are being applied to revenue as services are performed beginning in 2021. For the six months ended June 30, 2021, $10.3 million of the accelerated Medicare and $3.8 million of the Blue Shield funds have been applied to revenue.

The $4.0 million secured from the Paycheck Protection Program was accounted for as debt and in December 2020 we met the eligibility requirements under the government guidelines for forgiveness and the loans were written off to gain on extinguishment of debt.

The Provider Relief Funding is displayed as such on our condensed consolidated statements of operations.

The CARES Act also provides for a payment deferral of the employer portion of Social Security tax incurred during the pandemic, allowing half of such payroll taxes to be deferred until December 2021 and the remaining half until December 2022. At December 31, 2020 and at June 30, 2021, the Company had in total $16.3 million of deferred Social Security taxes. The current portion of payment deferrals are recorded as payroll tax liability under the caption “Accounts payable, accrued expenses and other”, while the long term portion is recorded to Other Long Term Liabilities in our condensed consolidated balance sheet.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreement were $19.8 million and $20.5 million at June 30, 2021 and December 31, 2020, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $2.4 million and $1.8 million, as of June 30, 2021 and December 31, 2020, respectively and related to our Barclays Revolving Credit Facility. See Note 5, Credit Facilities and Notes Payable for more information.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at June 30, 2021 totaled $502.3 million. Indefinite lived intangible assets at June 30, 2021 were $7.1 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2020, noting no impairment. However, during 2020 we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full. In addition to the annual impairment test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding COVID-19 pandemic and did not identify an indication of goodwill impairment being more likely than not through June 30, 2021. Activity in goodwill for the six months ended June 30, 2021 is provided below (in thousands):

Balance as of December 31, 2020	$472,879
Goodwill acquired through acquisitions	29,375
Goodwill attributable to formation of Simi Valley Imaging Group LLC	105
Other Adjustments	(28)
Balance as of June 30, 2021	$502,331
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
We recorded income tax expense of $2.9 million, or an effective tax rate of 26.2%, for the three months ended June 30, 2021 compared to a benefit from income taxes of $4.5 million, or an effective tax rate of 33.3% for the three months ended June 30, 2020. We recorded income tax expense of $7.2 million, or an effective tax rate of 24.9%, for the six months ended June 30, 2021 compared to a benefit from income taxes of $8.9 million, or an effective tax rate of 27.8% for the six months ended June 30, 2020. The income tax rates for the three and six months ended June 30, 2021 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.
On March 27, 2020, the President of the United States signed into law the CARES Act, which among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company’s current tax provision.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of June 30, 2021. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we have amended and restated at various points in time: first on April 20, 2015, second on March 9, 2017, and currently as of April 15, 2021 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 10, 2021. We have reserved 16,500,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Stock Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 6, Stock-Based Compensation, for more information.
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying comprehensive income or loss and its components. Our unrealized gains or losses on foreign currency translation adjustments, interest rate cap and swap agreements are included in comprehensive loss and are included in the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.
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
DERIVATIVE INSTRUMENTS - In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 Swaps will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They will mature in October 2023 for the smaller notional and October 2025 for the larger notional. Under these arrangements, we arranged the 2019 Swaps with locked in 1 month LIBOR rates at 1.96% for the $100,000,000 notional and at 2.05% for the $400,000,000 notional. As of the effective date, we will be liable for premium payments if interest rates decline below arranged rates, but will receive interest payments if rates are above the arranged rates.
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of comprehensive loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400,000,000 notional interest rate swap contract locked in at 2.05% due October 2025 and our $100,000,000 notional interest rate swap contract locked in at 1.96% do not match the cash flows for our First Lien Term Loans and so we have determined that they are not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400,000,000 notional and after July 1, 2020 for the $100,000,000 notional are being recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount will be amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million through October 2025.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended June 30, 2021
Account	March 31, 2021 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	June 30, 2021 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(21,656)	$—	$920	$(20,736)	Equity

For the six months ended June 30, 2021
Account	December 31, 2020 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	June 30, 2021 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(22,581)	$—	$1,845	$(20,736)	Equity

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended June 30, 2021
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Gross amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$35	Other income (expense)	$(1,245)	Interest Expense

For the six months ended June 30, 2021
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Gross amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$11,280	Other income (expense)	$(2,169)	Interest Expense
See Fair Value Measurements section below for the fair value of the 2019 Swaps at June 30, 2021.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2019 Swaps - Interest Rate Contracts	$—	$26,709	$—	$26,709

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2019 Swaps - Interest Rate Contracts	$—	$37,989	$—	$37,989
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
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$772,313	$—	$772,313	$774,125

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$661,640	$—	$661,640	$662,403
As of June 30, 2021 and at December 31, 2020 our Barclays revolving credit facility had no balance outstanding. Our SunTrust revolving credit facility relating to our consolidated subsidiary The New Jersey Imaging Network ("NJIN"), had no principal amount outstanding at June 30, 2021 and at December 31, 2020.
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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$2,873	$(10,594)	$12,331	$(26,952)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	52,238,709	50,672,219	52,004,653	50,483,274
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.05	$(0.21)	$0.24	$(0.53)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	52,238,709	50,672,219	52,004,653	50,483,274
Add nonvested restricted stock subject only to service vesting	202,341	—	227,803	—
Add additional shares issuable upon exercise of stock options and warrants	692,041	—	658,105	—
Weighted average number of common shares used in calculating diluted net income per share	53,133,091	50,672,219	52,890,561	50,483,274
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.05	$(0.21)	$0.23	$(0.53)

Stock options and non vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Nonvested restricted stock subject to service vesting	—	319,659	—	319,659
Shares issuable upon the exercise of stock options:	—	604,257	—	604,257

EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of June 30, 2021, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of June 30, 2021.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to additional 80,000 shares December 21, 2019. No observable price changes or impairment in our investment was identified as of June 30, 2021.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of June 30, 2021.

INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2021.

Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2021 (in thousands):

Balance as of December 31, 2020	$34,528
Equity in earnings in these joint ventures	5,406
Equity contributions in existing joint ventures	1,441
Balance as of June 30, 2021	$41,375
We charged management service fees from the centers underlying these joint ventures of approximately $5.5 million and $3.3 million for the three months ended June 30, 2021 and 2020 and $10.8 million and $5.9 million for the six months ended June 30, 2021 and 2020, respectively.
On June 23, 2021, we made an additional equity contribution to our joint venture in Arizona of $1.4 million. Our equity ownership interest percentage in the venture did not change.
The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2021 and December 31, 2020 and income statement data for the six months ended June 30, 2021 and 2020 (in thousands):

Balance Sheet Data:	June 30, 2021	December 31, 2020
Current assets	$39,925	$27,085
Noncurrent assets	68,699	68,686
Current liabilities	(12,165)	(12,545)
Noncurrent liabilities	(21,605)	(21,582)
Total net assets	$74,854	$61,644

Book value of RadNet joint venture interests	$34,901	$28,079
Cost in excess of book value of acquired joint venture interests and other	6,474	6,449
Total value of RadNet joint venture interests	$41,375	$34,528

Income statement data for the six months ended June 30,	2021	2020
Net revenue	$64,636	$43,849
Net income	$10,258	$6,001

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARD

Accounting standards adopted

In January 2021, the FASB issued ASU 2021-01 ("ASU 2021-01"), Reference Rate Reform (Topic 848), Scope. ASU 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain option expedients and exceptions in Topic 848. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the potential impact of ASU 2021-01 on our financial statements.

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
NOTE 4 – FACILITY ACQUISITIONS

Acquisitions

During the first and second quarters of 2021, we completed the acquisition of certain assets of the following entities, all of which engage in the practice of radiology. The primary reason for these acquisitions was to strengthen our presence in the New York City, New Jersey and California markets. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Cash Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
Personal Health Imaging PLLC*	2/1/2021	2,995	576	608	2,355	50	14	(608)
ZP Elmont LLC*	2/1/2021	2,194	1,112	—	1,005	50	27	—
ZP Freeport LLC*	2/1/2021	6,065	4,668	—	1,328	40	29	—
Broadway Medical Imaging LLC*	2/1/2021	1,155	1,076	446	6	50	23	(446)
3235 Hempstead LLC*	2/1/2021	9,386	5,667	—	3,649	70	—	—
SLZM Realty LLC*	2/1/2021	13,671	4,617	—	8,974	80	—	—
2012 Sunrise Merrick LLC*	2/1/2021	11,428	2,741	335	8,617	70	—	(335)
ZP Bayside LLC*	3/1/2021	3,545	3,385	2,191	40	50	70	(2,191)
ZP Laurelton LLC*	3/1/2021	2,658	2,530	1,418	32	50	46	(1,418)
ZP Smith LLC*	3/1/2021	3,978	3,581	2,214	347	50	—	(2,214)
ZP 907 Northern LLC	4/1/2021	562	507	1,817	5	50	—	(1,817)
William M. Kelly MD, Inc.	5/1/2021	3,750	990	1,379	2,710	50	—	(1,379)
60th Street MRI, LLC	5/1/2021	400	85	—	290	25	—	—
ZP Parkchester LLC	5/1/2021	263	213	311	—	50	—	(311)
ZP Eastern LLC	6/1/2021	2,868	2,801	1,951	17	50	—	(1,951)
Total		64,918	34,549	12,670	29,375	785	209	(12,670)
*Fair Value Determination is Final

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
NOTE 5 – CREDIT FACILITIES AND NOTES PAYABLE
As of June 30, 2021 and December 31, 2020 our term loan debt obligations are as follows (in thousands):

	June 30, 2021	December 31, 2020
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$725,000	$611,028
Discount on First Lien Term Loans	(14,257)	(9,699)
SunTrust Term Loan Agreement collateralized by NJIN's tangible and intangible assets	49,125	51,375
Total debt obligations	759,868	652,704
Less: current portion	(10,789)	(39,791)
Long term portion debt obligations	$749,079	$612,913
We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at June 30, 2021 and have reserved $7.8 million for certain letters of credit. The remaining $187.2 million of our Barclays Revolving Credit Facility was available to draw upon as of June 30, 2021. We had no outstanding balance under our $30.0 million SunTrust Revolving Credit Facility at June 30, 2021. As of June 30, 2021, we were in compliance with all covenants under our credit facilities.
Second Amended and Restated First Lien Credit and Guaranty Agreement
On April 23, 2021, we entered into the Second Amended and Restated First Lien Credit and Guaranty Agreement (the "Restated Credit Agreement") which provides for $725.0 million of senior secured First Lien Term Loans and a $195.0 million senior secured revolving credit facility (the "Barclays Revolving Credit Facility"). The proceeds of the First Lien Term Loans were used to refinance loans outstanding under our prior first lien credit agreement and provide funding for current and future operations. Total costs of the Restated Credit Agreement amounted to approximately $14.9 million segregated as follows: $8.8 million capitalized to discount and deferred finance cost, $4.5 million expensed to debt restructuring costs, $1.5 million charged to loss on early extinguishment of debt and $0.1 million written off to interest expense. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Restated Credit Agreement.
Senior Secured Credit Facilities
First Lien Term Loans:

The First Lien Term Loans under the Restated Credit Agreement bear interest at either a Eurodollar Rate or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement), plus an applicable margin. The applicable margin for Eurodollar Rate term loans under the Restated Credit Agreement is 3.25% per annum, which a reduction to 3.00% per annum upon delivery by us of financial statements for the period ending March 31, 2021 evidencing a first lien net leverage ratio of 3.00 to 1.00 or less. Such statements were delivered by us on May 27, 2021. At June 30, 2021 the effective Eurodollar Rate and the Alternate Base Rate for the First Lien Term Loans under the Restated Agreement was 0.75% and 3.25%, respectively and the applicable margin for the Eurodollar Rate and Alternate Base Rate borrowings was 3.00% and 2.00%, respectively.

The Restated Credit Agreement provides for quarterly payments of principal for the First Lien Term Loan in the amount of approximately $1.8 million. The First Lien Term Loan will mature on April 23, 2028 unless otherwise accelerated under the terms of the Restated Credit Agreement.
SunTrust Credit Facilities:

At June 30, 2021, our SunTrust credit facilities, which relate to our consolidated subsidiary The New Jersey Imaging Network, L.L.C.("NJIN"), were comprised of one term loan in the principal amount described in the table above (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement dated August 31, 2018, among NJIN, as borrower, with SunTrust Bank, as administrative agent, and the lenders identified therein (as amended, the "SunTrust Credit Agreement"). Our SunTrust Term Loan bears interest at either an Adjusted LIBOR or a Base Rate (each as defined in the SunTrust Credit Agreement), plus an applicable margin according to the following schedule:

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

The loans and other obligations outstanding under the SunTrust Credit Agreement currently bear interest at a three month LIBOR election at 0.20% plus an applicable margin and fees based on Pricing Level III described above.

The scheduled amortization of the SunTrust Term Loan began December 31, 2018 with quarterly payments of $0.8 million, representing annual amortization equal to 5.0% of the original principal amount of the SunTrust Term Loan. At scheduled intervals, the quarterly amortization increases by $0.4 million, with the remaining balance to be paid at maturity. The SunTrust Term Loan will mature on August 31, 2023 unless otherwise accelerated under the terms of the SunTrust Credit Agreement.

Revolving Credit Facilities
Barclays Revolving Credit Facility

The Barclays Revolving Credit Facility under the Restated Credit Agreement is a $195.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $2.4 million at June 30, 2021.

Revolving loans borrowed under the Barclays Revolving Credit Facility bear interest at either a Eurodollar Rate or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement) plus an applicable margin which adjusts depending on our first lien net leverage ratio, according to the following schedule:

First Lien Net Leverage Ratio	Eurodollar Rate Spread	Alternate Base Rate Spread
> 3.50x	3.25%	2.25%
> 3.00x but ≤ 3.50x	3.00%	2.00%
≤ 3.00x	2.75%	1.75%

As of June 30, 2021, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 5.25%.

For letters of credit issued under the Barclays Revolving Credit Facility, letter of credit fees accrue at the applicable margin of the Eurodollar Rate, currently 3.00%, and fronting fees accrue at 0.125% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the Restated Credit Agreement. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.
The Barclays Revolving Credit Facility will terminate on April 23, 2026 unless otherwise accelerated in accordance with the terms of the Restated Credit Agreement.

SunTrust Revolving Credit Facility

The SunTrust Credit Agreement established a $30.0 million revolving credit facility available to NJIN for funding requirements. The SunTrust Revolving Credit Facility terminates on the earliest of (i) August 31, 2023, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise). As of June 30, 2021, NJIN had no borrowings under the SunTrust Revolving Credit Facility.

Recent prior amendments to prior credit facilities:
Barclays Credit Facilities:
On August 28, 2020, RadNet Management, Inc. and RadNet, Inc. entered into Amendment No. 8, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the "Eighth Amendment"). The Eighth Amendment amended the prior first lien credit agreement to add $57.5 million of revolving commitments to the prior Barclays revolving credit facility increasing the maximum borrowing capacity under the prior Barclays revolving credit facility to $195.0 million while leaving the maturity date of July 1, 2023 unchanged.

On April 18, 2019 we entered into the following two amendments to the prior first lien credit agreement: (i) Amendment No. 6, Consent and Incremental Joinder Agreement to Credit and Guaranty Agreement (the “Sixth Amendment”); and (ii) Amendment No. 7 to Credit and Guaranty Agreement (the “Seventh Amendment”). Among other things, the Sixth Amendment amended the prior first lien credit agreement to issue $100.0 million in incremental first lien term loans and to add an additional $20.0 million of revolving commitments to the prior Barclays revolving credit facility. The Seventh Amendment amended the prior first lien credit agreement to extend the maturity date of the prior Barclays revolving credit facility by an additional two years to July 1, 2023, unless sooner terminated in accordance with the terms of the prior first lien credit agreement.

The prior first lien credit agreement was amended and restated by the Restated Credit Agreement described above, and the prior first lien term loans and prior Barclays revolving credit facility under the prior first lien credit agreement were refinanced and replaced by the First Lien Term Loans and the Barclays Revolving Credit Facility provided under the Restated Credit Agreement described above.

NOTE 6 – STOCK-BASED COMPENSATION
Stock Incentive Plans
We have one long-term equity incentive plan, the RadNet, Inc. Equity Incentive Plan, which we first amended and restated April 20, 2015, again on March 9, 2017 and currently as of April 15, 2021 (the "Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 10, 2021. We have reserved for issuance under the Restated Plan 16,500,000 shares of common stock. We can issue options (incentive and nonstatutory), stock awards (restricted or unrestricted), stock units, and stock appreciation rights under the Restated Plan.
Options
Stock option grants, whether incentive or nonstatutory, generally vest over 3 to 5 years and expire 5 to 10 years from the date of grant. Under the Restated Plan, stock options may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant, may not be repriced or exchanged without stockholder approval, and the maximum exercisable term of the option may not exceed ten years.

As of June 30, 2021, we had outstanding options to acquire 525,399 shares of our common stock, of which options to acquire 430,702 shares were exercisable. The following summarizes all of our option transactions for the six months ended June 30, 2021:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2020	527,899	$9.34
Exercised	(2,500)	10.10
Balance, June 30, 2021	525,399	9.34	5.86	$12,793,992
Exercisable at June 30, 2021	430,702	8.34	5.50	10,920,256
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2021 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2021. Options for 2,500 shares of our common stock were exercised during the six months ended June 30, 2021. As of June 30, 2021, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.4 million, which is expected to be recognized over a weighted average period of approximately 1.11 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of June 30, 2021, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $3.0 million, which is expected to be recognized over a weighted average period of approximately 1.84 years.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance December 31, 2020	400,539	$—
Exercised	(1,141)	—
Balance, June 30, 2021	399,398	—	7.91	$13,455,719
Exercisable at June 30, 2021	37,713	—	7.91	1,270,551
Restricted Stock Awards
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of June 30, 2021, we have issued a total of 7,699,439 RSA’s of which 427,688 were unvested at June 30, 2021. The following summarizes all unvested RSA’s activities during the six months ended June 30, 2021:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2020	329,159		$16.69
Changes during the period
Granted	640,546		$19.37
Vested	(542,017)		$17.57
RSA's unvested at June 30, 2021	427,688	1.12	$18.75
We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.
Other stock bonus awards

The Restated Plan also permits share awards not subject to any future service period. These are valued and expensed based on the closing price of our common stock on the date of award. During the six months ended June 30, 2021, awards amounting to 294,048 shares valued at $6.5 million in compensation expense were issued in employee COVID-19 related bonuses.
Plan summary
In summary, of the 16,500,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2021, we had issued 16,419,296 total shares between options, RSA’s and other stock awards. With options canceled and RSA’s forfeited amounting to 3,281,040 and 61,703 shares, respectively, there remain 3,423,447 shares available under the Restated Plan for future issuance.
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.

NOTE 7 – SUBSEQUENT EVENTS
Business Combinations/Dispositions:
On July 30, 2021, we completed the sale of a 24.9% portion of our 75.0% ownership interest in one of our majority owned subsidiaries for $13.1 million. After the sale, we retain a 50.1% ownership interest in this subsidiary.
On July 30, 2021, we acquired certain business assets for purchase consideration of approximately $5.2 million.
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

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2021, we operated, directly or indirectly through joint ventures with hospitals, 353 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. In addition to our imaging services, we own and operate a number of technology businesses that are complementary to our imaging business. Our subsidiary eRAD, Inc., develops and sells computerized systems for the diagnostic imaging industry, which provide the technology to distribute, display, store and retrieve digital images. We have made a number of investments in Artificial Intelligence (AI) with our purchases of Nulogix and DeepHealth, combined with our investment in Whiterabbit.ai and our collaborative arrangement with Hologic. Our current AI focus is to develop solutions in machine learning to assist radiologists and other clinicians in interpreting images and improving patient care, initially in the field of mammography.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The following table shows our facilities in operation and revenues for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,
	2021	2020
Facilities in operation	353	335
Net revenues (millions)	$649	$472
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
Our total service revenue during the six months ended June 30, 2021 and 2020 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial insurance	$187,354	$96,349	$369,566	$251,711
Medicare	71,407	35,082	134,877	92,587
Medicaid	9,039	4,300	17,486	10,980
Workers' compensation/personal injury	10,556	7,359	20,966	17,916
Other patient revenue	5,189	3,549	9,961	9,218
Management fee revenue	5,533	3,332	10,752	5,899
Teleradiology and Software revenue	2,621	2,200	5,047	5,970
Other	3,795	3,527	6,416	9,750
Service fee revenue	295,494	155,698	575,071	404,031
Revenue under capitation arrangements	38,424	34,868	74,166	68,099
Total service revenue	$333,918	$190,566	$649,237	$472,130
Recent Developments

The discussion of our results below centers on our performance through the second quarter ended June 30, 2021. During the same period in 2020, with the onset of the novel strain of the coronavirus ("COVID-19"), we began experiencing reduced procedure volumes at the end of the first quarter which intensified through mid year. In response to the pandemic, we adjusted our business operations, inclusive of concentrating patient traffic to larger imaging centers, negotiating payment terms with vendors and landlords, initiating employee furloughs, compensation reductions, and telecommuting.

As we enter mid year 2021, our procedure volume has returned to pre-COVID-19 levels and our business has resumed normal operations. We expect that the cost saving measures implemented in 2020 will continue to be beneficial to our financial position in 2021, while we continued to invest and position for future growth. Year to date, we have acquired 19 new centers in California, New Jersey and New York.

Equity Investments, Acquisitions and Dispositions, and Joint Venture Activity
We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2020.
Equity Investments
As of June 30, 2021, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of June 30, 2021.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to additional 80,000 shares December 21, 2019. No observable price changes or impairment in our investment was identified as of June 30, 2021.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of it operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of June 30, 2021.

Facility acquisitions

During the first and second quarters of 2021, we completed the acquisition of certain assets of the following entities. The primary reason for these acquisitions was to strengthen our presence in the New York City, New Jersey and California markets. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Cash Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
Personal Health Imaging PLLC*	2/1/2021	2,995	576	608	2,355	50	14	(608)
ZP Elmont LLC*	2/1/2021	2,194	1,112	—	1,005	50	27	—
ZP Freeport LLC*	2/1/2021	6,065	4,668	—	1,328	40	29	—
Broadway Medical Imaging LLC*	2/1/2021	1,155	1,076	446	6	50	23	(446)
3235 Hempstead LLC*	2/1/2021	9,386	5,667	—	3,649	70	—	—
SLZM Realty LLC*	2/1/2021	13,671	4,617	—	8,974	80	—	—
2012 Sunrise Merrick LLC*	2/1/2021	11,428	2,741	335	8,617	70	—	(335)
ZP Bayside LLC*	3/1/2021	3,545	3,385	2,191	40	50	70	(2,191)
ZP Laurelton LLC*	3/1/2021	2,658	2,530	1,418	32	50	46	(1,418)
ZP Smith LLC*	3/1/2021	3,978	3,581	2,214	347	50	—	(2,214)
ZP 907 Northern LLC	4/1/2021	562	507	1,817	5	50	—	(1,817)
William M. Kelly MD, Inc.	5/1/2021	3,750	990	1,379	2,710	50	—	(1,379)
60th Street MRI, LLC	5/1/2021	400	85	—	290	25	—	—
ZP Parkchester LLC	5/1/2021	263	213	311	—	50	—	(311)
ZP Eastern LLC	6/1/2021	2,868	2,801	1,951	17	50	—	(1,951)
Total		64,918	34,549	12,670	29,375	785	209	(12,670)
*Fair Value Determination is Final
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
Joint Venture Activity
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2021 (in thousands):

Balance as of December 31, 2020	$34,528
Equity in earnings in these joint ventures	5,406
Equity contributions in existing joint ventures	1,441
Balance as of June 30, 2021	$41,375
We charged management service fees from the centers underlying these joint ventures of approximately $5.5 million and $3.3 million for the three months ended June 30, 2021 and 2020 and $10.8 million and $5.9 million for the six months ended June 30, 2021 and 2020, respectively.

On June 23, 2021, we made an additional equity contribution to our joint venture in Arizona of $1.4 million. Our equity ownership interest percentage in the venture did not change.
The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2021 and December 31, 2020 and income statement data for the six months ended June 30, 2021 and 2020 (in thousands):

Balance Sheet Data:	June 30, 2021	December 31, 2020
Current assets	$39,925	$27,085
Noncurrent assets	68,699	68,686
Current liabilities	(12,165)	(12,545)
Noncurrent liabilities	(21,605)	(21,582)
Total net assets	$74,854	$61,644

Book value of RadNet joint venture interests	$34,901	$28,079
Cost in excess of book value of acquired joint venture interests	6,474	6,449
Total value of RadNet joint venture interests	$41,375	$34,528

Income statement data for the six months ended June 30, 2021	2021	2020
Net revenue	$64,636	$43,849
Net income	$10,258	$6,001
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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended June 30, 2021.

Provider Relief Fund (COVID-19 Stimulus Funding)
The Provider Relief Fund offers government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. We have recorded provider relief funding in our condensed Consolidated Statements of Operations in the amount of $6.3 million for the six months ended June 30, 2021. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment. In recognizing revenue associated with provider relief funding our management is required to assess whether our operations have meet the applicable requirements for the funding received. During the quarter ended June 30, 2021, we continued to evaluate our operating results in light of the most recent government guidance and based on our assessment, the amount of revenue recognized is appropriate.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended June 30, 2021.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at June 30, 2021 totaled $502.3 million. Indefinite Lived Intangible Assets at June 30, 2021 were $7.1 million and are associated with the value of certain trade name intangibles. Our management reviews the fair value of our reporting units on an annual basis to determine if an event has occurred which suggest that the fair value of a reporting unit may be impaired. When we determine the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The review of fair value requires our management to make assessments of the business and financial prospects for a particular reporting unit. We tested goodwill for impairment on October 1, 2020. We also continue at regular intervals to consider the current and expected future economic and market conditions surrounding the COVID-19 pandemic and to date have not had an indication of goodwill impairment being more likely than not through June 30, 2021.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.

Results of Operations
The following table sets forth, for the three and six months ended June 30, 2021 and 2020, the percentage that certain items in the statements of operations bears to total service revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Service fee revenue	88.5%	81.7%	88.6%	85.6%
Revenue under capitation arrangements	11.5%	18.3%	11.4%	14.4%
Total service revenue	100.0%	100.0%	100.0%	100.0%
Provider relief funding	—%	13.4%	1.0%	5.4%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	84.9%	101.9%	87.2%	97.8%
Depreciation and amortization	7.2%	11.2%	7.2%	9.2%
(Gain) loss on sale and disposal of equipment and other	(0.5)%	(0.3)%	(0.4)%	—%
Severance costs	0.1%	0.5%	0.1%	0.2%
Total operating expenses	91.7%	113.3%	94.0%	107.2%

INCOME (LOSS) FROM OPERATIONS	8.3%	0.1%	7.0%	(1.8)%

OTHER INCOME AND EXPENSES
Interest expense	3.6%	5.7%	3.9%	4.7%
Equity in earnings of joint ventures	(0.9)%	(0.5)%	(0.8)%	(0.6)%
Non-cash change in fair value of interest rate hedge	—%	2.0%	(1.7)%	0.8%
Debt restructuring and extinguishment expenses	1.8%	—%	0.9%	—%
Other expenses (income)	0.5%	(0.1)%	0.3%	—%
Total other (income) expenses	5.0%	7.1%	2.5%	4.9%
INCOME (LOSS) BEFORE INCOME TAXES	3.3%	(7.1)%	4.5%	-6.7%
(Provision for) benefit from income taxes	(0.9)%	2.3%	(1.1)%	1.9%
NET INCOME (LOSS)	2.4%	(4.7)%	3.4%	-4.9%
Net income attributable to noncontrolling interests	1.6%	0.9%	1.5%	0.8%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	0.9%	(5.6)%	1.9%	(5.7)%

We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three and six months ended June 30, 2021 and 2020 for our operations at a total company and same center level.
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Total Revenue inclusive of Provider Relief funding where applicable for 2021 and 2020

In Thousands	Three Months Ended June 30,
Revenue	2021	2020	$ Increase/(Decrease)	% Change
Total Revenue	$333,961	$216,041	$117,921	54.6%
Same Center Revenue	$306,740	$212,548	$94,192	44.3%
Increased revenue reflects an overall same center 80.5% growth in total procedure volumes over the same period in the prior year as business returned to pre-COVID-19 levels. On a same center basis, Mammography procedures rose 106.3%, while advanced radiology procedures of MRI, PET and CT, expanded at a combined 154.4%, eventuating the significant revenue increase over the same period in the prior year. This same center comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2020. For the three months ended June 30, 2021, net service fee revenue from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was $27.2 million. For the three months ended June 30, 2020, net service fee revenue from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was $3.5 million.

Operating Expenses

Total operating expenses for the three months ended June 30, 2021 increased approximately $90.4 million, or 41.9%, from $215.9 million for the three months ended June 30, 2020 to $306.3 million for the three months ended June 30, 2021. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Salaries and professional reading fees, excluding stock-based compensation	$172,904	$111,794
Stock-based compensation	8,897	1,456
Building and equipment rental	31,139	26,549
Medical supplies	14,268	8,566
Other operating expenses *	56,363	45,852
Cost of operations	283,571	194,217

Depreciation and amortization	24,011	21,355
Gain on sale and disposal of equipment	(1,567)	(569)
Severance costs	268	859
Total operating expenses	$306,283	$215,862
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended June 30, 2021 and 2020 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended June 30,
Salaries and Professional Fees	2021	2020	$ Increase/(Decrease)	% Change
Total Salaries	$172,904	$111,794	$61,110	54.7%
Same Center Salaries	$160,092	$109,799	$50,293	45.8%

Same center salaries, which are substantially greater than the same period in the prior year, exemplifies the return to a state of normal business. During the same period in the prior year, which was the height of the pandemic, our physician and non physician staff were subject to furloughs, pay reductions, and layoffs. Our staff has now returned to a level to support the influx of patients seeking radiology procedures and combined with restored pay, has resulted in the higher salaries and professional fee expense. This same center comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2020. For the three months ended June 30, 2021, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was $12.8 million. For the three months ended June 30, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was approximately $2.0 million.
Stock-based compensation

Stock-based compensation increased $7.4 million, or 511.1% to approximately $8.9 million for the three months ended June 30, 2021 compared to $1.5 million for three months ended June 30, 2020. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2021 as compared to RSA’s awarded and vested in the prior year’s first quarter. In addition, we granted awards valued at $6.5 million in compensation expense in employee COVID-19 related bonuses.
Building and equipment rental

In Thousands	Three Months Ended June 30,
Building & Equipment Rental	2021	2020	$ Increase/(Decrease)	% Change
Total	$31,139	$26,549	$4,590	17.3%
Same Center	$25,623	$25,113	$510	2.0%

The overall increase in building and equipment rental expenses was related to centers acquired through our business combinations, as same center expense remained stable. This same center comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2020. For the three months ended June 30, 2021, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was $5.5 million. For the three months ended June 30, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was approximately $1.4 million.
Medical supplies

In Thousands	Three Months Ended June 30,
Medical Supplies Expense	2021	2020	$ Increase/(Decrease)	% Change
Total	$14,268	$8,566	$5,702	66.6%
Same Center	$13,394	$8,450	$4,944	58.5%

Medical supplies expense increase stems from the overall procedural volumes noted above compared to the same period in the prior year and is consistent with the percentage increases in revenue and salaries expense. This same center comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2020. For the three months ended June 30, 2021, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was $0.9 million. For the three months ended June 30, 2020, medical supplies expense from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was $0.1 million.
Other operating expenses

In Thousands	Three Months Ended June 30,
Other Operating Expenses	2021	2020	$ Increase/(Decrease)	% Change
Total	$56,363	$45,852	$10,511	22.9%
Same Center	$51,368	$44,480	$6,888	15.5%

Increases in same center other expenses is reflective of our improved business conditions, but the rise was less than proportionate with higher revenues due to the cumulative effect of successful contract re-negotiations in the prior year aimed to reduce charges across a range of vendors from repair and maintenance to professional services. This same center comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2020. For the three months ended June 30, 2021, other operating expense from centers that were acquired or divested subsequent April 1, 2020 and excluded from the above comparison was $5.0 million. For the three months ended June 30, 2020, other operating expense from centers that were acquired or divested subsequent to April 1, 2020 was $1.4 million.

Depreciation and amortization

In Thousands	Three Months Ended June 30,
Depreciation & Amortization	2021	2020	$ Increase/(Decrease)	% Change
Total	$24,011	$21,355	$2,656	12.4%
Same Center	$21,512	$20,605	$907	4.4%

This same center comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2020. For the three months ended June 30, 2021, depreciation expense from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was $2.5 million. For the three months ended June 30, 2020, depreciation and amortization from centers that were acquired or divested subsequent to April 1, 2020 and excluded from the above comparison was $0.7 million.
Gain on sale and disposal of equipment and other
We recorded gains on the disposal of equipment and other items of approximately $1.6 million for the three months ended June 30, 2021 and approximately $0.6 million for the three months ended June 30, 2020.
Non-cash change in fair value of interest rate hedge

We recorded an immaterial gain of $35.0 thousand for the ineffective portion of our 2019 Swaps for the three months ended June 30, 2021 and a expense of $3.8 million for three months ended June 30, 2020.
Other (income) expenses

We recorded other expenses of approximately $7.7 million for the three months ended June 30, 2021 mainly related to our refinancing of our term loan debt and the change in fair value of contingent consideration. Amounts for the corresponding period ending June 30, 2020 were other income of $0.1 million.
Severance Costs

We incurred severance expenses of $0.3 million for the three months ended June 30, 2021 and $0.9 million for the three months ended June 30, 2020.
Interest expense

In Thousands	Three Months Ended June 30,
Interest Expense	2021	2020	$ Increase/(Decrease)	% Change
Total Interest Expense	$12,171	$10,831	$1,340	12.4%
Interest related to derivatives*	$3,684	$1,187
Interest related to amortization**	$931	$1,081
Adjusted Interest Expense***	$7,556	$8,563	$(1,007)	(11.8)%
* Includes interest on current and prior derivative instruments not related to debt obligations.
** Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.
***Includes interest related to our term loans, revolving credit line,notes, finance leases and other.

Excluding the effect of interest expense related to derivatives and amortization for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, interest expense decreased $1.0 million, or 11.8%. The reduction in interest expense corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt based on market conditions. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future interest expense exposure we have entered into certain interest rate swap agreements. See the Derivative Instruments section of Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in this report for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures
For the three months ended June 30, 2021 we recognized equity in earnings from unconsolidated joint ventures in the amount of $3.1 million and for three months ended June 30, 2020 we recognized equity in earnings from unconsolidated joint ventures of $0.9 million, an increase of $2.2 million or 230.3%. The increase was mainly related to the equity in earnings received from our interest in the Arizona Diagnostic Radiology Group joint venture, which was formed in the fourth quarter of 2020.
Income tax provision
We recorded income tax expense of $2.9 million, or an effective tax rate of 26.2%, for the three months ended June 30, 2021 compared to a benefit from income taxes of $4.5 million, or an effective tax rate of 33.3% for the three months ended June 30, 2020. The income tax rates for the three and six months ended June 30, 2021 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Total Revenue inclusive of Provider Relief funding for 2020

In Thousands	Six Months Ended June 30, 2021
Revenue	2021	2020	$ Increase/(Decrease)	% Change
Total Revenue	$655,528	$497,605	$157,923	31.7%
Same Center Revenue	$609,580	$486,458	$123,122	25.3%
Increased revenue reflects an overall same center 36.1% growth in total procedure volumes over the same period in the prior year as business returned to pre-COVID-19 levels. Total Provider Relief funding used to offset lost revenue due to the pandemic and included in the above amounts was $6.2 million for the six months ended June 30, 2021 and $25.5 million for the six months ended June 30, 2020. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2020. For the six months ended June 30, 2021, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $45.9 million. For the six months ended June 30, 2020, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $11.1 million.

Operating Expenses

Total operating expenses for the six months ended June 30, 2021 increased approximately $104.0 million, or 20.5%, from $506.2 million for the six months ended June 30, 2021 to $610.2 million for the six months ended June 30, 2020. The following table sets forth a breakdown of our cost of operations and total operating expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30, 2021
	2021	2020
Salaries and professional reading fees, excluding stock-based compensation	$350,765	$279,322
Stock-based compensation	17,145	8,078
Building and equipment rental	59,850	53,445
Medical supplies	28,238	21,314
Other operating expenses *	109,852	99,476
Cost of operations	565,850	461,635

Depreciation and amortization	46,667	43,289
(Gain) Loss on sale and disposal of equipment	(2,874)	202
Severance costs	551	1,076
Total operating expenses	$610,194	$506,202
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Six Months Ended June 30, 2021
Salaries and Professional Fees	2021	2020	$ Increase/(Decrease)	% Change
Total Salaries	$350,765	$279,322	$71,443	25.6%
Same Center Salaries	$328,605	$273,159	$55,446	20.3%

The increase in salaries expense was a result of a return to normal pre-Covid19 levels of business. As noted in our quarterly explanation above, staffing levels have been adjusted to support higher patient volumes with the corresponding rise in salaries and professional fee expense. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the six months ended June 30, 2021, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $22.2 million. For the six months ended June 30, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was approximately $6.2 million.
Stock-based compensation

Stock-based compensation increased $9.1 million, or 112.2% to approximately $17.1 million for the six months ended June 30, 2021 compared to $8.1 million for six months ended June 30, 2020. This increase was driven by the higher fair value of RSA’s awarded and vested in the six months of 2021 as compared to RSA’s awarded and vested in the prior year’s same period. In addition, we granted awards valued at $6.5 million in compensation expense in employee COVID-19 related bonuses during the first six months of 2021.
Building and equipment rental

In Thousands	Six Months Ended June 30, 2021
Building & Equipment Rental	2021	2020	$ Increase/(Decrease)	% Change
Total	$59,850	$53,445	$6,405	12.0%
Same Center	$51,108	$50,401	$707	1.4%

The increase in building and equipment rental expenses was related to centers acquired through our business combinations. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the six months ended June 30, 2021, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $8.7 million. For the six months ended June 30, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was approximately $3.0 million.

Medical supplies

In Thousands	Six Months Ended June 30, 2021
Medical Supplies Expense	2021	2020	$ Increase/(Decrease)	% Change
Total	$28,238	$21,314	$6,924	32.5%
Same Center	$26,737	$20,944	$5,793	27.7%

Medical supplies expense increase stems from the overall procedural volumes noted above compared to the same period in the prior year and is consistent with the percentage increase in revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the six months ended June 30, 2021, medical supplies expenses from centers that were acquired or divested subsequent to April 1, 2018 and excluded from the above comparison was $1.5 million. For the six months ended June 30, 2020, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $0.4 million.
Other operating expenses

In Thousands	Six Months Ended June 30, 2021
Other Operating Expenses	2021	2020	$ Increase/(Decrease)	% Change
Total	$109,852	$99,476	$10,376	10.4%
Same Center	$100,725	$96,148	$4,577	4.8%

As noted in our quarterly analysis above, increases in other operating expenses were mitigated by the cumulative effect of successful contract re-negotiations in the prior year aimed to reduce charges across a range of vendors. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the six months ended June 30, 2021, other operating expense from centers that were acquired or divested subsequent January 1, 2020 and excluded from the above comparison was $9.1 million. For the six months ended June 30, 2020, other operating expense from centers that were acquired or divested subsequent to January 1, 2020 was $3.3 million.
Depreciation and amortization

In Thousands	Six Months Ended June 30, 2021
Depreciation & Amortization	2021	2020	$ Increase/(Decrease)	% Change
Total	$46,667	$43,289	$3,378	7.8%
Same Center	$42,440	$41,690	$750	1.8%

This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the six months ended June 30, 2021, depreciation expense from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $4.2 million. For the six months ended June 30, 2020, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $1.6 million.
Loss on sale and disposal of equipment and other

We recorded a gain on the disposal of equipment and other items of approximately $2.9 million for the six months ended June 30, 2021 and a loss on the disposal of equipment of approximately $0.2 million for the six months ended June 30, 2020.

Non-cash change in fair value of interest rate hedge

We recorded expense of $11.3 million for the ineffective portion of our 2019 Swaps for the six months ended June 30, 2021.
Other (income) expenses

We recorded other expense of approximately $7.9 million for the six months ended June 30, 2021 mainly related to our refinancing of our term loan debt and the change in fair value of contingent consideration. We recorded other income of approximately $0.1 million for the six months ended June 30, 2020
Severance Costs

We incurred severance expenses of $0.6 million for the six months ended June 30, 2021 and $1.1 million for the six months ended June 30, 2020.
Interest expense

In Thousands	Six Months Ended June 30, 2021
Interest Expense	2021	2020	$ Increase/(Decrease)	% Change
Total Interest Expense	$24,997	$22,382
Interest related to derivatives*	$7,334	$1,549
Interest payable on debt obligations**	$17,663	$20,833	$(3,170)	(15.2)%
Interest related to amortization***	$2,078	$2,163
Adjusted Interest Expense	$15,585	$18,670	$(3,085)	(16.5)%
* Includes interest on derivatives not related to debt obligations.
** Includes interest related to our term loans, revolving credit line, notes, finance leases, and other
***Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.

Excluding interest expense for derivatives and amortization for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, interest expense decreased $3.1 million, or 16.5%. The reduction in interest expense corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2021 we recognized equity in earnings from unconsolidated joint ventures in the amount of $5.4 million and for six months ended June 30, 2020 we recognized equity in earnings from unconsolidated joint ventures of $2.9 million, an increase of $2.5 million or 86.4%. The increase was mainly related to the equity in earnings received from our interest in the Arizona Diagnostic Radiology Group joint venture, which was formed in the fourth quarter of 2020.
Income tax expense
We recorded a provision for income tax of $7.2 million, or an effective tax rate of 24.9%, for the six months ended June 30, 2021 compared to a benefit for income tax of $8.9 million , or an effective tax rate of 27.8% for the six months ended June 30, 2020. The income tax rates for the three and six months ended June 30, 2021 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; and (iii) excess tax benefits attributable to share-based compensation.
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
We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and excluding losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period. We have not made specific adjustments to our calculation of Adjusted EBITDA in response to COVID 19. Our net income (loss) reflected below includes the effect of revenue received under the Provider Relief Fund of $6.2 million and $25.5 million for the six months ended June 30, 2021 and 2020, respectively.
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
Adjusted EBITDA is most comparable to the GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to RadNet, Inc. common stockholders	$2,873	$(10,594)	$12,331	$(26,952)
Provision for (benefit from) income taxes	2,874	(4,475)	7,249	(8,856)
Interest expense	12,171	10,831	24,997	22,382
Severance costs	268	859	551	1,076
Depreciation and amortization	24,011	21,355	46,667	43,289
Non-cash employee stock-based compensation	8,897	1,456	17,145	8,078
(Gain) loss on sale and disposal of equipment and other	(1,567)	(569)	(2,874)	202
Debt restructuring and loss on extinguishment expenses	6,044	—	6,044	—
Non-cash change in fair value of interest rate hedge	(35)	3,843	(11,280)	3,843
Other adjustment to joint venture investment	(565)	—	(565)	—
Other expenses	1,658	(115)	1,867	(108)
Adjusted EBITDA	$56,629	$22,591	$102,132	$42,954
Liquidity and Capital Resources
The following table summarizes key balance sheet data related to our liquidity as of June 30, 2021 and December 31, 2020 and income statement data for the six months ended June 30, 2021 and 2020 (in thousands):

Balance Sheet Data:	June 30, 2021	December 31, 2020
Cash and cash equivalents	$140,852	$102,018
Accounts receivable	157,328	129,585
Working capital (exclusive of current operating lease liabilities)	25,051	(61,896)
Stockholders' equity	299,279	258,303

Income statement data for the six months ended June 30,	2021	2020
Total net revenue	$649,237	$472,130
Net income (loss) attributable to RadNet common stockholders	12,331	(26,952)

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

During the six months ended June 30, 2021 we had a substantial acceleration of procedure volumes compared to the prior year. Net income from the period, together with proceeds from the refinance of our credit facility has resulted in substantial improvement of our working capital position compared to December 31, 2020. However, as noted in our forward looking statements, we are uncertain of the duration and ultimate severity of the effects of the COVID 19 pandemic on our business. Although we have received government stimulus funding and are undertaking measures to reduce operating expenses, we may again experience operating losses as a result of the pandemic which can impact both the consumption and cost of our medical imaging services. We have credit available from our current credit facilities and borrowing under those facilities is subject to continued compliance with lending covenants. We currently meet those requirements, and expect that we will continue to do so for the foreseeable future, but substantial and sustained operating losses could impact our ability to borrow under those facilities. If we are not able to meet such requirements, we may be required to seek additional financing and there can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.
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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the six months ended June 30, 2021 and 2020:

Cash Flow Data	June 30, 2021	June 30, 2020
Cash provided by operating activities	$58,701	$131,465
Cash used in investing activities	(119,658)	(67,602)
Cash provided by (used in) financing activities	99,812	(19,439)
Cash provided by operating activities for the six months ended June 30, 2021 was $58.7 million and $131.5 million for the six months ended June 30, 2020. Our cash provided by operating activities for the period ended June 30, 2020 was benefited by the receipt of $39.5 million in CMS advances recorded as deferred revenue.
Cash used in investing activities for the six months ended June 30, 2021, included purchases of property and equipment for approximately $53.8 million and the acquisition of imaging business assets for $64.9 million. As part of our business operations we continually evaluate investment opportunities.
Cash provided by financing activities of $99.8 million for the six months ended June 30, 2021, was due to refinancing of our term loan obligations with the Second Amended and Restated First Lien Credit Agreement on April 23, 2021. Please see Note 5, Credit Facilities and Notes Payable in the notes to consolidated financials statements for more information.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At June 30, 2021 we have $19.8 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with SunTrust Bank. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility of $195.0 million. The SunTrust credit facilities are comprised of a term loan and a revolving credit facility of $30.0 million. As of June 30, 2021, we were in compliance with all covenants under our credit facilities. Deferred financing costs at June 30, 2021, net of accumulated amortization, was $2.4 million and is specifically related to our Barclays revolving credit facility.
Included in our condensed consolidated balance sheets at June 30, 2021 are $774.1 million of total term loan debt (exclusive of unamortized discounts of $14.3 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$725,000	$(14,257)	$710,743
SunTrust Term Loan	49,125	—	49,125
Total Term Loans	$774,125	$(14,257)	$759,868

At June 30, 2021, we had no borrowings under our Barclays or SunTrust revolving credit facilities. After reserves for outstanding letters of credit of $7.8 million on our Barclays Revolving Credit Facility, we have $187.2 million available for borrowing and $30.0 million available under our SunTrust Revolving Credit Facility. For more information on our secured credit facilities see Note 5 to our condensed consolidated financial statements in this quarterly report.
We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future. Please see Note 5, Credit Facilities and Notes Payable in the notes to consolidated financials statements for more information on our refinancing activity of April 23, 2021.
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
We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans. At June 30, 2021, we had $725.0 million outstanding subject to a Eurodollar election on First Lien Term Loans and our effective 3 month LIBOR rate plus applicable margin was 3.75%. A hypothetical 1% increase in the adjusted Eurodollar rates under the First Lien Credit Agreement over the current Eurodollar rate would result in an increase of $7.3 million in annual interest expense and a corresponding decrease in income before taxes. At June 30, 2021, we had no loan amount principal outstanding subject to an alternate base rate election on First Lien Term Loans.

At June 30, 2021, we had $49.1 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement. At June 30, 2021, our effective LIBOR rate plus applicable margin was 2.20%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.5 million in annual interest expense and a corresponding decrease in income before taxes.

In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 Swaps will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They will mature in October 2023 for the smaller notional and October 2025 for the larger notional. Under these arrangements, we arranged the 2019 Swaps with locked in 1 month LIBOR rates at 1.96% for the $100,000,000 notional and at 2.05% for the $400,000,000 notional. As of the effective date, we will be liable for premium payments if interest rates decline below arranged rates, but will receive payments under the 2019 Swaps if interest rates rise above the arranged rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 8-K on June 10, 2021)

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: August 9, 2021	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)