Form 10-K
period 2021-12-31
RadNet, Inc.
filed 2022-03-01
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.5 billion on June 30, 2021 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2021.
The number of shares of the registrant’s common stock outstanding on February 24, 2022, was 56,183,677.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

1

RADNET, INC.

i

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect current views about future events and are based on our currently available financial, economic and competitive data and on current business plans. Forward-looking statements can generally be identified by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Forward looking statements in this annual report include statements or inferences we make about:

•anticipated trends in our revenues, operating expenses or capital expenditures, and our financial guidance;
•expected future market acceptance for our products or services, and our competitive strengths in the markets we serve;
•potential timing and impact of changes in regulations impacting our business;
•the ongoing impact on our business, suppliers, payors, customers, referral sources, partners, patients and employees of the COVID-19 pandemic;
•the anticipated effect of the measures we are taking to respond to the COVID-19 pandemic;
•our ability to successfully acquire and integrate new imaging operations; and
•economic and costs savings anticipated to be derived from our investment in artificial intelligence and machine learning products and solutions.

Forward-looking statements are neither historical facts nor assurances of future performance. Because forward-looking statements relate to the future, they are inherently subject to known and unknown risks, uncertainties and other factors that are difficult to predict and out of our control. Our actual results, levels of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied in our forward-looking statements include factors listed in Item 1 — “Business,” Item 1A— “Risk Factors,” Item 3— “Legal Proceedings,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report and in other reports that we file with the Securities and Exchange Commission.

Any forward-looking statement in this annual report is based on information currently available to us and speaks only as of the date of this report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this annual report or any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this annual report, except to the extent required by law.

ii

PART I

Item 1.	Business

Business Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue and have been in business since 1985. At December 31, 2021, we operated directly or indirectly through joint ventures with hospitals, 347 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

In addition, we have a software division which complements our imaging business. Through our subsidiary eRAD, Inc., we sell computerized systems that distribute, display, store and retrieve digital images. We have also established an Artificial Intelligence (AI) division, with the contributions from our acquisitions of Nulogix and DeepHealth plus our investment in Whiterabbit.ai, which develop and deploy AI suites to enhance radiologist interpretation of images initially in the field of mammography. Early in 2022, after the period covered by this annual report, we expanded the division by the acquisition of two companies in the Netherlands, Aidence Holding B.V. and Quantib B.V. that are developing AI solutions initially targeted for lung and prostate cancer.

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

Diagnostic Imaging Settings

Diagnostic imaging services are typically provided in one of the following settings:

Fixed-site, freestanding outpatient diagnostic centers

These centers range from single-modality to multi-modality centers and are generally not owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these centers may compete with hospitals or clinics that have their own imaging systems to provide services to these patients. These centers bill third-party payors, such as managed care organizations, insurance companies, Medicare or Medicaid. All of our wholly owned centers are in this category.

Hospitals

Many hospitals provide both inpatient and outpatient diagnostic imaging services, typically on site or at a dedicated center located on or nearby the hospital campus. These centers can be owned and operated by the hospital and provide imaging services to inpatients as ordered or outpatients through physician referrals. The hospital normally bills third-party payors such as managed care organizations, insurance companies, Medicare or Medicaid. We have entered into joint ventures with certain hospitals to both provide and manage their diagnostic imaging services, allowing them to leverage our industry expertise.

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

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our centers are:

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

Industry Trends

We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population

According to the United States Census Bureau estimates released in February 2022, the number of US residents age over 65 stands at 55 million, representing 17% of the population, and according to the Pew Research Center, is expected to reach 81 million, or 19% of the total population by 2050. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

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

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2021, we operated 347 centers in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

Our Comprehensive "Multi-Modality" Diagnostic Imaging Offering

The vast majority of our centers offer multiple types of imaging procedures, driving strong relationships with referring physicians and payors in our markets and a diversified revenue base. At each of our multi-modality centers, we offer patients and referring physicians one location to serve their needs for multiple procedures. This prevents multiple patient visits or unnecessary travel between locations, thereby increasing patient throughput and decreasing costs and time delays. Our revenue is generated by a broad mix of modalities. We believe our multi-modality strategy lessens our exposure to reimbursement changes in any specific modality.

Our Competitive Pricing

Our business focus, scale, resources and access to technology afford us with certain operating efficiencies. As such, we believe our fees are generally lower than hospital fees for the services we provide.

Our Facility Density in Many Highly Populated Areas of the United States

The strategic organization of our diagnostic imaging centers into regional networks concentrated in major population centers in seven states offers unique benefits to our patients, our referring physicians, our payors and us. We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging centers within a particular region can access the patient appointment calendars of other centers within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time, or location preferences. The grouping of our centers within regional networks enables us to easily move technologists and other personnel, as well as equipment, from over-utilized to under-utilized centers on an as-needed basis, and drive referrals. Our organization of referral networks results in increased patient throughput, greater operating efficiencies, better equipment utilization rates and improved response time for our patients. We believe our networks of centers and tailored service offerings for geographic areas drive local physician referrals, make us an attractive candidate for selection as a preferred provider by third-party payors and create economies of scale.

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. In 2021, we received approximately 57% of our net service revenue from commercial insurance payors, 11% from managed care capitated payors, 21% from Medicare and 3% from Medicaid.

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

Our Technologically Advanced Operations

In 2019, we created an Artificial Intelligence (AI) division that now hosts the combined efforts of our acquisitions of DeepHealth, Nulogix, and an equity investment in WhiteRabbit.ai. The division is currently focused on developing both improved medical interpretation of scans and patient management within the field of mammography. Early in 2022, after the period covered by this annual report, we expanded the division by the acquisition of two companies in the Netherlands, Aidence Holding B.V. and Quantib B.V. that are developing AI solutions initially targeted for lung and prostate cancer, respectively. Combined with our established eRad subsidiary, which develops and sells computerized imaging systems for the industry, we have assembled an industry leading team of software developers to create radiology workflow solutions that improve patient care.

Business Strategy

Maximize Performance at Our Existing Centers

We intend to enhance our operations and increase scan volume and revenue at our existing centers by expanding physician relationships and increasing the procedure offerings.

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

Optimize Operating Efficiencies

We try to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience excess demand. We will continue to trim excess operating and general and administrative costs where it is feasible to do so. We may also continue to use, where appropriate, highly trained radiology physician assistants to perform, under appropriate supervision of radiologists, basic services traditionally performed by radiologists. We will continue to upgrade our advanced information technology system to create cost reductions for our centers in areas such as image storage, support personnel and financial management.

Expand Our Networks

We intend to continue to expand the number of our center both organically and through targeted acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. Our current plans are to strengthen our market presence in geographic areas where we currently have existing operations and to expand into neighboring and other areas where we believe we can compete effectively. We perform extensive due diligence before developing a new facility or acquiring an existing facility or entering into a joint venture with a hospital to manage a facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

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

Expand Our Joint Ventures

As part of our growth strategy we have entered into joint ventures with hospitals, health systems or radiology practices that were formed for the purpose of owning and operating diagnostic imaging centers. We have created a number of joint ventures in key markets with well-established hospital systems to manage additional centers. We intend to continue to expand in established markets through additional joint ventures, particularly with hospital systems. We believe that such joint ventures strengthen and expand our strength in markets where we are already established.

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

•availability of sub-specialty interpretations at no additional charge; and

•standardized fee schedules by region.

Radiology Professionals

In the states in which we provide services (except Florida and Arizona), a lay person or any entity other than a professional corporation or similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the “corporate practice” of medicine. In order to comply with this prohibition, we contract with medical groups to provide professional medical services in our centers, including the supervision and interpretation of diagnostic imaging procedures. The medical group maintains full control over the physicians it employs. Through our management agreements, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. The medical groups are compensated for their services from the professional component of the global net service fee revenue.

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

The Consolidated Medical Group

The consolidated medical group ("the Group") consists of professional corporations owned or controlled by individuals within our senior management that provide professional medical services in Arizona, California, Delaware, Maryland, New Jersey and New York.

Under management agreements, we are paid compensation for our technical services and for the use of our centers and equipment.

Other Professional Radiology Groups

At locations where the Group does not provide professional medical services, we have entered into long-term contracts with third-party radiology groups in the area to provide physician services at those centers.

These third-party radiology practice groups provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. The contracted radiology practices have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth. The medical groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.

Management Services

We provide the use of our diagnostic imaging equipment, technical and management services, and administration of the non-medical functions of the professional medical practices at our centers, including the provision of non-medical staff, accounting services, billing and collection, medical and office supplies, transcription services, maintenance of medical records, and marketing. As compensation for the services furnished under management contracts with our medical groups, we receive technical fees for the use of our diagnostic imaging equipment and technical services and an agreed percentage of the medical practice billings for, or collections from, services provided at our centers.

Additionally, we perform certain management services for a portion of the professional groups with whom we contract who provide professional radiology services at local hospitals. For performing these management services, which include billing, collecting, transcription and medical coding, we receive management fees, that depending on the agreement are calculated at a fixed or variable rate.

Payors
The fees charged for diagnostic imaging services performed at our centers are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Service Fee Revenue
	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Commercial Insurance (1)	57%	54%	56%
Managed Care Capitated Payors	11%	13%	11%
Medicare	21%	20%	21%
Medicaid	3%	2%	2%

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

Managed Care Capitation Agreements

Under these agreements that are generally between the medical groups and the payor (which in most cases are large medical groups or Independent Practice Associations), the payor pays a pre-determined amount per-member per-month in exchange for the radiology group providing all necessary covered services to the managed care members included in the agreement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to the radiology group and, as a result of our management agreement with the radiology group, to us.

We believe that through our comprehensive utilization management, or UM, program we have become highly skilled at assessing and moderating the risks associated with the capitation agreements, so that these agreements are profitable for us. Our UM program is managed by our UM department, which consists of staff who are actively involved with the referring physicians and payor management in both prospective and retrospective review programs. Our UM program includes features such as physician education combined with peer review procedures which are designed to manage our costs while ensuring that patients receive appropriate care.

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

Imaging Centers

Our centers are primarily located in geographic networks that we refer to as regions. The majority of our centers are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray, fluoroscopy services and other related procedures. A portion of our centers are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality centers near multi-modality centers, to help accommodate overflow in targeted demographic areas.

The following table sets forth the number of our centers operated directly or managed through joint ventures for each year during the five-year period ended December 31, 2021:

	Years Ended December 31,
	2017	2018	2019	2020	2021
Total centers owned or managed (at beginning of the year)	305	297	344	335	331
Centers added by:
Acquisition	8	55	9	13	27
Internal development	4	5	4	4	1
Centers closed or sold	(20)	(13)	(22)	(21)	(12)
Total centers owned or managed (at year end)	297	344	335	331	347

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2021, the quantity of principal diagnostic equipment available at our centers operated directly or through joint venture investments:

Equipment Count	Years Ended December 31,
	2021	2020	2019
MRI	323	293	288
CT	192	175	168
PET/CT	68	67	62
Mammography	358	315	303
Ultrasound	760	689	662
X-ray	415	376	343
Nuclear Medicine	55	57	50
Fluoroscopy	105	117	120
Total equipment	2,276	2,089	1,996

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

Information Technology

Our corporate headquarters and many of our centers are interconnected through a state-of-the-art information technology system. This system, which is compliant with the Health Insurance Portability and Accountability Act of 1996, is comprised of a number of integrated applications and provides a single operating platform for billing and collections, electronic medical records, practice management and image management.

This technology has created cost reductions for our centers in areas such as image storage, support personnel and financial management and has further allowed us to optimize the productivity of all aspects of our business by enabling us to:

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

We employ imaging center managers who are responsible for overseeing day-to-day and routine operations at each of our centers, including staffing, modality and schedule coordination, referring physician and patient relations and purchasing of materials to effectively manage their location(s). These imaging center managers report to regional managers and/or directors, who are responsible for oversight of the operations of all centers within their region, including sales, marketing and contracting. The regional managers and directors, along with our directors of contracting, marketing, facilities, management/purchasing and senior human resources leadership all report to our chief operating officers. These officers, our chief financial officer, our director of information services and our medical director report to our chief executive officer.

At December 31, 2021, we had a total of 6,756 full-time, 527 part-time and 1,690 per diem employees, including those employed by the Group. These numbers include 220 full-time and 70 part-time physicians and 2,232 full-time, 363 part-time and 1,092 per-diem technologists.

Diversity and Inclusion. Our culture of diversity and inclusion continues to enable us to exceed the expectations of our patients and meet our growth strategy. Our success in inclusion and diversity objectives are the result of strong leadership, transparency and accountability. While our workforce demographics clearly indicate our success in achieving a highly diverse team, in order to foster even stronger understanding of diversity, equity and inclusion, we have developed an internal education program to ensure all of our team are aware of our closely held values. Our initiatives include:

•RadRecruit – training on best in class recruiting practices to ensure equity in the interview/hiring process and education regarding unconscious bias for our management team;
•Corporate support and sponsorship of community outreach/enrichment programs for underserved population such as our ongoing and flourishing relationship with JVS SoCal; and
•High School, Vocational School and Collegiate outreach.

Approximately 77% of the Company’s workforce at December 31, 2021 was female and 48% were from under-represented groups. During the year ended December 31, 2021, our total attrition rate was less than 2%.

Employee Development. We provide a range of internal education and development programs and opportunities to support the advancement of our employees. RadNet offers Leadership Development and Operations Rotation Program, Management Training, Technical Scholarship, and various modality education and training support programs We offer both formal and informal programs to identify, foster and retain top talent. Aside from our Tuition Reimbursement program which encourages professional development for our incumbent team, we also sponsor undergraduate and graduate education and advanced technical training (RPA) for various incumbent team members.

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

Health and Wellness. Beyond the fundamental needs of health, welfare and retirement programs, we are focused on the specific needs of our individual employees. Since March 2020, our employees have adapted to an unprecedented amount of change and uncertainty driven by the COVID-19 pandemic, including rescheduled work priorities, and closure of schools and daycare facilities for families. We have continued to provide resources and ongoing support to employees facing these challenges throughout the year, such as a wellness incentives, home office setup allowance, expanded health coverage, and flexible work schedules. Additionally and as a result of many of our hospital and managed care partners we were able to provide access to COVID vaccinations for our patient facing healthcare workers first, then our lower risk but essential infrastructure team.

Sales and Marketing

Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs, each of which are described below:

Physician Marketing

Each customer service representative on our physician marketing team is responsible for marketing activity on behalf of one or more centers. The representatives act as a liaison between the facility and referring physicians, holding meetings periodically and on an as-needed basis with them and their staff to present educational programs on new applications and uses of our systems and to address particular patient service issues that have arisen. In our experience, consistent hands-on contact with a referring physician and his or her staff generates goodwill and increases referrals to our centers. The representatives also continually seek to establish referral relationships with new physicians and physician groups. In addition to a base salary, each representative receives a bonus based upon success.

Payor Marketing

Our marketing team regularly meets with managed care organizations and insurance companies to solicit contracts and meet with existing contracting payors to solidify those relationships. The comprehensiveness of our services, the geographic location of our centers and the reputation of the physicians with whom we contract all serve as tools for obtaining new or repeat business from payors.

Sports Marketing Program

Our west coast operations provide diagnostic digital X-ray services for the following organizations at their respective stadiums: Los Angeles Clippers, Dodgers, Kings and Lakers. In exchange for these services the teams provide us with season tickets and parking. Contract lengths vary from yearly up to five years. We also provide radiology services at select imaging centers for the Anaheim Ducks, Los Angeles Angels, Los Angeles Rams, Oakland Athletics and San Francisco 49ers organizations.

Through our east coast operations, we have entered into sponsorship agreements with the Baltimore Ravens of the National Football League and the Baltimore Orioles of Major League Baseball which permit us to state we are the imaging partner to each organization. Both agreements last through 2022.

Suppliers

We acquire our major diagnostic imaging equipment directly from original equipment manufacturers or through third party financing companies and purchase medical supplies from various national vendors. We have excellent working relationships with our providers who are of comparable stature in the event one becomes unavailable.

    Our diagnostic imaging equipment represents a cornerstone investment of the company as it provides our customers the latest in imaging technology. We employ direct purchase or finance arrangements to accomplish our needs with such firms as GE, Hologic, Key Equipment, Philips, Siemens and Spectrum. At December 31, 2021, our liabilities for operating arrangements of radiology equipment amounted to approximately $43.8 million. If we open or acquire additional imaging centers, we may incur material equipment lease obligations. See Note 9, Leases, to our consolidated financial statements included in this annual report on Form 10-K for further information.

Timely and effective maintenance is essential for achieving high utilization rates of our imaging equipment. In order to ensure operational efficiency, we have maintenance arrangements with the various service arms of the original equipment manufacturers.

Competition

Our competitors include independent imaging operators and smaller regional operators, as well as hospitals and hospital groups that operate their own imaging services. In addition, some physician practices have established their own diagnostic imaging centers within their group practices. We experience additional competition as a result of those activities.

We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our centers, the location of our centers, the quality of our diagnostic imaging services and technologists and our ability to establish and maintain relationships with healthcare providers and referring physicians. See “Competitive Strengths” above. Some of our competitors may now or in the future have access to greater financial resources than we do, which could allow them to establish more centers and provide access to newer, more advanced equipment.

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

Licensing and Certification Laws

Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers and personnel. In addition, free-standing diagnostic imaging centers that provide services not performed as part of a physician's office must meet Medicare requirements to be certified as an independent diagnostic testing facility before it can be authorized to bill the Medicare program.

Corporate Practice of Medicine

In the states in which we operate, other than Florida and Arizona, a lay person or any entity other than a professional corporation or other similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. The laws of such states also prohibit a lay person or a non-professional entity from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that we believe keeps us from engaging in the practice of medicine, exercising control over the medical judgments or decisions of the radiology practices or their physicians, or violating the prohibitions against fee-splitting.

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2021, approximately 21% of our net service revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

Medicare and Medicaid Fraud and Abuse – General

The federal government embarked on an initiative to audit all Medicare carriers, which are the companies that adjudicate and pay Medicare claims. These audits are expected to intensify governmental scrutiny of individual providers. An unsatisfactory audit of any of our diagnostic imaging centers or contracted radiology practices could result in any or all of the following: significant repayment obligations, exclusion from Medicare, Medicaid or other governmental programs, and civil and criminal penalties.

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

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter. Excluded from the adjustment is low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872), or Reconciliation Act, which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%. The higher utilization rate was fully implemented in the beginning of 2011 and replaced the phase-in approach provided in the PPACA. This utilization rate was further increased to 90% by the American Taxpayer Relief Act of 2012, effective as of January 1, 2014.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Among numerous changes to the tax code, the Tax Act repealed the individual mandate tax penalty (the “Individual Mandate”), a PPACA provision that required individuals to pay additional taxes if he or she was uninsured during the year.

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

Our mammography systems are regulated by the FDA pursuant to the Mammography Quality Standards Act of 1992, as amended by the Mammography Quality Standards Reauthorization Acts of 1998 and 2004 (collectively, the “MQSA”). All mammography centers are required to meet the applicable MQSA requirements, including quality standards, be accredited by an approved accreditation body or state agency and certified by the FDA or an FDA-approved certifying state agency. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards that include, among other things, annual inspection of the facility's equipment, personnel (interpreting physicians, technologists and medical physicists) and practices.

Compliance with these MQSA requirements and standards is required to obtain Medicare payment for services provided to beneficiaries and to avoid various sanctions, including monetary penalties, or suspension of certification. Although the Mammography Accreditation Program of the American College of Radiology is an approved accreditation body and currently accredits all of our centers which provide mammography services, and although we anticipate continuing to meet the requirements for accreditation, if we lose such accreditation, the FDA could revoke our certification. Congress has extended Medicare benefits to include coverage of screening mammography but coverage is subject to the facility performing the mammography meeting prescribed quality standards described above. The Medicare requirements to meet the standards apply to diagnostic mammography and image quality examination as well as screening mammography.

Radiologist Licensing

The radiologists providing professional medical services at our centers are subject to licensing and related regulations by the states in which they provide services. As a result, we require the radiology groups with which we contract to require those radiologists to have and maintain appropriate licensure. We do not believe that such laws and regulations will either prohibit or require licensure approval of our business operations, although no assurances can be made that such laws and regulations will not be interpreted to extend such prohibitions or requirements to our operations.

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

Our business is substantially dependent on the radiology groups that we contract with to provide medical services. The radiology groups are party to substantially all of the managed care contracts from which we derive revenue. Under the terms of our management agreements, these radiology groups must use their best efforts to provide medical services at our centers as well as any new centers that we open or acquire in their areas of operation. Although our management agreements are for multiple years, the radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the radiology groups’ own financial difficulties, loss of physicians or other circumstances.

If any of our contracted radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. In addition, the radiology group’s relationships with referring physicians are largely responsible for the revenue generated at the centers they service. Any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. The termination of a management agreement with a radiology group could result in both short and long-term loss of revenue and adversely affect our performance and competitive position in the markets served by the departing radiology group.

If our contracted radiology practices, including the Group, lose a significant number of their radiologists, our financial results could be adversely affected.

At times, there has been a shortage of qualified radiologists in some of the regional markets we serve. In addition, competition in recruiting radiologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists. If a significant number of radiologists terminate their relationships with our contracted radiology practices and those radiology practices cannot recruit sufficient qualified radiologists to fulfill their obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging centers and our financial results could be adversely affected. Increased expenses for the Group will impact our financial results because the management fee we receive from them, which is based on a percentage of their collections, is adjusted annually to take into account their expenses as applicable. Neither we, nor our contracted radiology practices, maintain insurance on the lives of any affiliated physicians.

Our ability to generate revenue depends in large part on referrals from physicians.

We depend on unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, our scan volume could decrease, which would reduce our net revenue and operating margins.

Further, commercial third-party payors have implemented managed care programs that could limit the ability of physicians to refer patients to us. For example, health maintenance organizations sometimes contract directly with providers and require their enrollees to obtain these services exclusively from those contracted providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These “closed panel” systems are now common in the managed care environment. Other systems such as preferred physician organizations create an economic disincentive for referrals to providers outside the system’s designated panel of providers. We seek to be the designated provider under these systems. If we are unable to compete successfully for these managed care contracts, our net revenues and our prospects for growth could be adversely affected.

We may become subject to professional malpractice liability, which could be costly and negatively impact our reputation and business.

The physicians employed by our contracted radiology groups are from time to time subject to malpractice claims. We structure our relationships with the radiology groups under our management agreements in a manner that we believe does not constitute the practice of medicine by us, or subject us to professional malpractice claims for acts or omissions of physicians employed by the contracted radiology practices. Nevertheless, claims relating to services provided by the contracted radiology practices have been asserted against us in the past and may be asserted against us in the future. In addition, we may be subject to other professional liability claims, including for improper use or malfunction of our diagnostic imaging equipment, or for accidental contamination, or injury from exposure to radiation.

We seek to manage this risk through the purchase of professional liability insurance. Any claim made against us that is not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, all of which could have an adverse effect on our financial performance. In addition, successful claims against us may adversely affect our business or reputation. Although California places a $250,000 limit on non-economic damages for medical malpractice cases, no limit applies to economic damages and no such limits exist in the other states in which we provide services.

Even if we purchase professional liability insurance we are dependent on the creditworthiness of the insurance provider. For a period of time ending in July 2017 we purchased professional liability insurance from Fairway Physicians

Insurance Company, A Risk Retention Group (“Fairway”). Fairway experienced financial hardship. As a result, on August 29, 2017, the District of Columbia Department of Insurance, Securities and Banking (“DISB”) found that Fairway was statutorily insolvent and that its continued operation would be hazardous to its policyholders, creditors and the general public. On October 25, 2017, the Superior Court for the District of Columbia issued an order authorizing the DISB Commissioner to liquidate Fairway. Fairway’s liquidation is currently pending, and it is presently unknown whether the Fairway liquidation estate will be able to pay covered policyholder claims, including claims asserted against us.

We may not receive payment from some of our healthcare provider customers because of their financial circumstances.

We contract with commercial insurance and managed care providers to provide diagnostic images services to their members. Some of our healthcare provider customers do not have significant financial resources, liquidity or access to capital. If these customers experience financial difficulties they may be unable to pay us for the services that we provide. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of certain of our healthcare provider customers. If our health care provider customers suffer financial hardship they could delay or default on their payment obligations to us, reducing our accounts receivable and negatively impacting our results of operations.

Capitation fee arrangements could reduce our operating margins.

For the year ended December 31, 2021, we derived approximately 11% of our total net revenue from capitation arrangements, and we expect to continue to derive a significant portion of our revenue from capitation arrangements in the future. Under capitation arrangements, the payor pays us a pre-determined amount per-patient per-month, and in exchange we are required to provide all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to us as the provider. Our ability to generate profit from these arrangements is dependent on our ability to correctly forecast demand for services for the patient base, negotiate appropriate pre-determined amounts with the payor and efficiently manage the utilization of those services. If we are not successful in forecasting demand patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, or if we are not efficient in managing the utilization of services under these capitation arrangements, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

Changes in the method or rates of third-party reimbursement could have a negative impact on our results

From time to time, federal and state reimbursement programs such as Medicare or Medicaid implement changes designed to contain healthcare costs, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business. On July 13, 2021, Centers for Medicare and Medicaid Services (“CMS”) released the 2022 Medicare Physician Fee Schedule proposed rules, which proposed significant payment reductions effective January 1, 2022 for radiology services as a result of changes to relative value units (RVUs), redistributive effects of the CMS proposed clinical labor pricing update, phase-in implementation of the previously finalized updates to supply and equipment pricing, and statutorily mandated budget neutrality rules. The Protecting Medicare and American Farmers from Sequester Cuts Act, enacted on December 10, 2021, mitigated the reimbursement cuts, reducing their impact in certain respects and delaying implementation of certain portions of the cuts, but the act does not completely eliminate the cuts. Furthermore, absent further and more permanent intervention from Congress, CMS could propose and impose similar or more significant reimbursement cuts in the months and years ahead.

One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Managed care contracting has become very competitive, and reimbursement schedules are at or below Medicare reimbursement levels. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our network could have a negative impact on the utilization and pricing of our services, because these organizations will exert greater control over patients’ access to diagnostic imaging services, the selections of the provider of such services and reimbursement rates for those services. Relatedly, reimbursement rate cuts may be pursued as a cost-saving measure by third party payors resulting from the implementation of the federal No Surprises Act (H.R. 133) and similar insurer-provider payment dispute laws, which also may negatively impact our revenue.

Any reduction in the rate that we can charge for our imaging services under these programs will reduce our net revenues and our operating margins per procedure. Unless we can secure additional procedure volumes, increase utilization of our equipment, or change the overall mix of service procedures that we provide, a decline in reimbursement rates will reduce our net revenues and results of operations.

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

We maintain multiple layers of security measures and are continuously enhance our security technologies to address new threats. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems have been, and may in the future be, vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses; coordinated attacks by activist entities; emerging cybersecurity risks; misplaced or lost data; programming and/or human errors; or other similar events. In addition, these threats are constantly changing, thereby increasing the difficulty of successfully defending against them or implementing adequate preventive measures. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations.

We suffered an unauthorized access to our network and could again face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information technology systems. If a malicious hacker gains unauthorized access to our systems and network, it could have a material adverse impact on our business or operations. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. An extended interruption in our information technology system’s function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue. If our network was compromised, it could give rise to unwanted media attention, materially damage our payor and physician relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or lawsuits, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud. While we maintain cyber liability insurance, our insurance may not be sufficient to protect against all losses we may incur if we suffer significant or multiple attacks.

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

Our scale in both the number of our locations and the number and types of imaging equipment we offer is one of our competitive advantages. If the development of new technologies accelerates the obsolescence of our current equipment, we may lose some of our competitive advantage. We may also be required to accelerate the depreciation on existing equipment and incur significant capital expenditures to acquire the new technologies. We may not have the financial ability to acquire the new or improved equipment and may not be able to maintain a competitive equipment base.

Risks Related to Our Ability to Grow Our Business

We face various risks related to health epidemics and other outbreaks, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face various risks related to health epidemics and other outbreaks, including the global outbreak of COVID-19 (including the virus' variants that have emerged and could emerge in the future):

•Restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have led and may in the future lead to periods where procedure volumes drop significantly;
•Disruptions in supply chains can affect the cost and availability of reagents and other materials needed for certain procedures;
•Significant portions of our workforce may be unable to work illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations;
•General economic downturns as a result of COVID-19 may affect demand or pricing for our services; and
•Volatility in the global capital markets may result in a decrease in the price of our common stock, or an increase in our cost of capital.

The United States government has taken steps to attempt to mitigate some of the more severe anticipated effects of the COVID-19 pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the American Rescue Plan Act of 2021. We received some funding from the U.S. Department of Health & Human Services under the CARES Act’s Public Health and Social Services Emergency Fund (PHSSEF), which is geared towards supporting healthcare related expenses or lost revenue attributable to COVID-19. Nonetheless, no assurance that such types of measures and funding whether already enacted or to be enacted, including H.R. 133, will be effective or achieve their desired results in a timely fashion, including as it relates to our business operations. Moreover, while we believe we are in compliance with the applicable terms and conditions of funding under PHSSEF, compliance-related guidance for the program remains in process, and we may face enforcement risk if we are found to have failed to comply with such terms and conditions.

Our results of operations have recovered from the initial outbreak of COVID-19, but a further outbreak or similar pandemic event would negatively impact our results of operations. In addition, changes to statutes, regulations or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Given the many uncertainties and far-reaching consequences of potential developments, we cannot assure that the COVID-19 outbreak and the many related impacts will not require extended or additional diagnostic center closures and other disruptions to our business or will not materially and adversely affect our business, results of operations and financial condition for significant periods of time moving forward.

We experience competition from other diagnostic imaging companies and hospitals, and this competition could adversely affect our revenue and business.

The market for diagnostic imaging services is highly competitive. We compete for patients principally on the basis of our reputation, our ability to provide multiple modalities at many of our centers, the location of our centers and the quality of our diagnostic imaging services. Our competitors include independent imaging operators, such as Alliance Healthcare Services and smaller regional operators, as well as hospitals, clinics and radiology groups that operate their own imaging equipment. Some of our competitors may have, now or in the future, access to greater financial resources than we do and may have access to newer, more advanced equipment. We are experiencing increased competition as a result of such activities, and if we are unable to successfully compete, our business and financial condition would be adversely affected.

Our success depends in part on our key personnel and loss of key executives could adversely affect our operations.

Our success depends in part on our ability to attract and retain qualified senior and executive management, and managerial and technical personnel. The loss of the services of Dr. Howard G. Berger, our President and Chief Executive Officer, and Norman R. Hames or Stephen M. Forthuber, our Chief Operating Officers, West Coast and East Coast, respectively, could hinder our ability to execute our business strategy and have a significant negative impact on our operations. We believe that they could not easily be replaced with executives of equal experience and capabilities, which would adversely affect our business.

Former employees and radiology practices we have previously contracted with could use the experience and relationships developed while employed or under contract with us to compete with us.

The agreements with most of our radiology practices contain non-compete provisions; however the enforceability of these provisions is determined by a court based on the facts and circumstances of the specific case at the time enforcement is sought. Our inability to enforce radiologists’ non-compete provisions could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

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

In the past we have acquired, and may again in the future acquire, companies that create a new line of business. The process of integrating the acquired business, technology, service and research and development component into our business and operations and entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. In developing a new line of business, we may invest significant time and resources that take away the attention of management that would otherwise be available for ongoing development of our business. In addition, there can be no assurance that our new lines of business will ultimately be successful. The failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on our business, financial condition, and results of operations.

We may not generate the expected benefits from our recent investment in AI technologies.

We believe that technology advancements including AI will significantly impact diagnostic images services in the future. As part of our growth strategy we have acquired or invested in in a number of AI companies and technologies, including DeepHealth, Inc., NeuroLogix, Inc., WhiteRabbit.ai, and recently Aidence Holding B.V. and Quantib B.V. Our focus in AI technologies is aimed at developing solutions that improve the quality of diagnostic imaging, reduce operating costs, and correspondingly improve our competitive position. The success of our AI investments will depend upon a number of factors, some of which are out of our control, such as:

•our ability to effectively integrate the operations of the acquired companies, including retaining key personnel;
•whether any of our existing or future AI products will receive European CE or U.S. FDA 510(k) clearance or other clearances and or regulatory approvals necessary for commercialization;
•whether our AI solutions will prove effective for improving health care quality, patient services or business procedures;
•our ability to successfully commercialize and secure market acceptance of our AI solutions from patients and health care providers; and
•the development of competing technologies by other companies, and the relative efficacy, cost and ease of use of those technologies.

There is no guarantee that we will receive the anticipated benefits from the investments we have made and may continue to make in the area of AI. Any failure would result in reduced operating profits and the potential impairment of goodwill related to those investments, which would further impact our profitability.

We may not be able to successfully grow our business, which would adversely affect our financial condition and results of operations.

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 9 acquisitions. These acquisitions have added 19 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring centers, developing new centers, adding equipment at existing centers, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

•identify attractive and willing candidates for acquisitions;
•identify locations in existing or new markets for development of new centers;
•comply with legal requirements affecting our arrangements with contracted radiology practices;
•obtain regulatory approvals where necessary and comply with licensing and certification requirements applicable to our diagnostic imaging centers, the contracted radiology practices and their associated physicians;
•recruit a sufficient number of qualified radiology technologists and other non-medical personnel;
•expand our infrastructure and management; and
•compete for opportunities.
We may not be able to compete effectively for the acquisition of diagnostic imaging centers. Our competitors may have more established operating histories and greater resources than we do. Competition may also make any acquisitions more expensive. If we are unable to successfully grow our business through acquisitions it could have an adverse effect on our financial condition and results of operations.

A restriction in our ability to make capital expenditures would restrict our growth and could adversely affect our business.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace equipment for existing centers and expand within our existing markets and enter new markets. If we open or acquire additional imaging centers, we may have to incur material capital lease obligations. To the extent we are unable to generate sufficient cash from our operations, funds are not available under our credit facilities or we are unable to structure or obtain financing through operating leases, finance leases or long-term installment notes, we may be unable to meet the capital expenditure requirements necessary to support the maintenance and continued growth of our operations.

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

If we fail to comply with federal and state privacy and information security laws mandating protection of certain confidential data against disclosure, including cybersecurity attacks, we may be subject to government or private actions.

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act (collectively, “HIPAA”). Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents.

Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions. We could also be required to disclose the breach publicly, which may damage our business reputation with our patients and vendors and cause a further material adverse effect on our results of operations, financial position, and cash flows.

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

Ownership, construction, operation, expansion and acquisition of our diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of personnel, other required certificates for certain types of healthcare facilities and certain medical equipment. In addition, freestanding diagnostic imaging centers that provide services independent of a physician’s office must be enrolled by Medicare as an independent diagnostic treatment facility, or IDTF, to bill the Medicare program. Medicare carriers have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. In addition, federal legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS (which currently include the American College of Radiology (ACR), the Intersocietal Accreditation Commission (IAC) and the Joint Commission). Our MRI, CT, nuclear medicine, ultrasound and mammography centers are currently accredited by the American College of Radiology. We may not be able to receive the required regulatory approvals or accreditation for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

Our centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2021, approximately 21% and 3% of our net service fee revenue came from Medicare and various state Medicaid programs, respectively. A change in the applicable certification status of one of our centers could adversely affect our other centers and in turn us as a whole. Credentialing of physicians is required by our payors prior to commencing payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

Our agreements with the contracted radiology practices must be structured to avoid the corporate practice of medicine and fee-splitting.

The laws of certain states prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into management agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee typically based on a percentage of the practice’s revenue. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians, or violating the prohibitions against fee-splitting. State laws and enforcement efforts regarding corporate practice of medicine and fee-splitting are often subject to change. As a consequence, there can be no assurance that our present arrangements with the Group or the physicians providing medical services and medical supervision at our imaging centers will not be challenged, and, if challenged, that they will not be found to violate the corporate practice of medicine or fee splitting prohibitions, thus subjecting us to potential damages, injunction and/or civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services and/or change the amounts we receive under our management agreements. Any of these results could jeopardize our business.

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

Our operations can be subject to external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues, power failures, telecommunication loss, and other natural and man-made events, some of which may be intensified by the effects of climate change and changing weather patterns. Our corporate headquarters and over 100 of our radiology centers are located in California, which is subject to wildfires, blackouts, and potentially damaging earthquakes. In addition, several of our centers located in parts of the east coast have suffered from weather events that caused us to temporarily close centers. More recently, the novel coronavirus outbreak has impacted our business. This or such other events could cause disruption or interruption to our operations and significantly impact our employees. Any disruption to our services may result in decreases in revenues or increased operating and capital expenses. Historically, when we have experienced a reduction in business due to inclement weather or external events for a period of time, our operations have returned to a normalized level, but we have not experience a significant increase of procedures that would fully compensate for the revenues lost during the slower periods.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2020 through December 31, 2021, the trading price of our common stock fluctuated from a high of $38.15 per share to a low of $6.14 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

•changes in expectations as to future financial performance or buy/sell recommendations of securities analysts;

•our, or a competitor’s, announcement of new services, or significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

•the operating and stock price performance of other comparable companies.

In addition, the U.S. securities markets periodically experience significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of our common stock, regardless of our operating performance.

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

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2021 term loan indebtedness, excluding related discount, was $767.9 million, of which the Barclays first lien term loans were $721.4 million and the SunTrust term loan was $46.5 million. Our substantial indebtedness could also:

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

We are subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. Our determination of our tax liability is subject to review by applicable tax authorities. Any audits or challenges of such determinations may adversely affect our effective tax rate, tax payments or financial condition. Recently enacted U.S. tax legislation, the most significant of which is the Tax Act, made significant changes to federal tax law, including the taxation of corporations, by, among other things, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures.

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

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, and approximately 21,500 square feet is occupied under these leases, which including options, expire June 30, 2027. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which including options, expires September 30, 2028. In addition, we lease approximately 45,000 square feet of warehouse space nationwide, which expire at various dates, including options, through December 31, 2028.

At December 31, 2021, we operated directly or indirectly through joint ventures with hospitals, 347 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. We lease the premises at which these facilities are located and do not have options to purchase the facilities we rent. Our most common initial term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 35 years at the facilities we lease. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Rental increases can range from 1% to 10% on an annual basis, depending on the location and market conditions where we do business.

As of December 31, 2021, total square footage operated directly or indirectly under lease, including medical office, administrative and warehouse locations, was approximately 2.9 million square feet.

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

Holders

As of February 24, 2022, the number of holders of record of our common stock was 1,222.

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

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2022 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2016 to 2021 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 30, 2016 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2021. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Comparison of Cummulative Five Year Total Return
$500
$400
$300
$200
$100
$0
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
RadNet, Inc.
S&P 500 Index
S&P Health Care Sector

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21
RadNet, Inc.	56.59	0.69	99.61	(3.60)	53.86
S&P 500 Index	21.83	(4.38)	31.49	18.4	28.71
S&P Health Care Sector	22.08	6.47	20.82	13.45	26.13

	Base	INDEXED RETURNS Years Ending
	Period
Company / Index	12/30/16	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21
RadNet, Inc.	100	156.59	157.67	314.73	303.41	466.82
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
S&P Health Care Sector	100	122.08	129.97	157.04	178.15	224.71

Recent Sales of Unregistered Securities
On October 22, 2021 we completed our purchase of specific technology assets of DRT LLC by in part by issuing 15,000 shares of our common stock to complete the transaction. The shares were ascribed a value of $0.4 million. The shares of common stock were issued without registration to DRT LLC on the basis of the exemption for private placement provided by Section 4(a)(2) under the Securities Act.

Item 6.	Reserved

Not Required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. We have developed our medical imaging business through a combination of organic growth, acquisitions and joint venture formations, and derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our centers. In addition to our imaging services, we have an AI/Software division. Our focus on Artificial Intelligence (AI), comes through the contributions from our acquisitions of Nulogix and DeepHealth plus our investment in Whiterabbit.ai, to develop and deploy AI suites to enhance radiologic image interpretations. Through our subsidiary eRAD, Inc., we sell computerized systems that distribute, display, store and retrieve digital images.

The discussion of our results below centers on our performance during 2021. During the same period in 2020, due to the onset of the novel strain of the coronavirus, we began experiencing reduced procedure volumes at the end of the first quarter which intensified through mid year. In response to the pandemic, we adjusted our business operations, inclusive of concentrating patient traffic to larger imaging centers, negotiating payment terms with vendors and landlords, initiating employee furloughs, temporary compensation reductions, and telecommuting.

By the end of 2021, our procedure volume has returned to pre-COVID-19 levels and our business has resumed normal operations. We expect that the cost saving measures implemented in 2020 will continue to be beneficial to our financial position in 2021 and beyond. In addition, we have continued to invest and position for future growth. Through acquisitions, we have added 27 new radiology centers in California, Delaware, New Jersey and New York.

The following table shows our centers in operation at year end and revenues for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Centers in operation	347	331	335
Total revenue (millions)	$1,315	$1,072	$1,154

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. Our service fee revenue, net of contractual allowances and discounts, implicit price concessions, and revenue under capitation arrangements for the years ended December 31, 2021, 2020 and 2019 are summarized in the following table (in thousands):

	Years Ended December 31,
	2021	2020	2019
Commercial insurance	$743,462	$584,035	$642,341
Medicare	280,911	217,928	237,427
Medicaid	34,731	25,619	28,283
Workers' compensation/personal injury	44,235	33,478	42,792
Other patient revenue	19,398	25,314	23,862
Management fee revenue	19,630	11,253	11,659
Imaging on call and software	10,525	10,798	17,317
Other	13,851	23,297	24,555
Service fee revenue	1,166,743	931,722	1,028,236
Revenue under capitation arrangements	148,334	140,118	125,943
Total revenue	$1,315,077	$1,071,840	$1,154,179

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

Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The following table shows the number of systems that we had in operation as of the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
MRI	323	293	288
CT	192	175	168
PET/CT	68	67	62
Mammography	358	315	303
Ultrasound	760	689	662
X-ray	415	376	343
Nuclear Medicine	55	57	50
Fluoroscopy	105	117	120
Total equipment	2,276	2,089	1,996

Acquisitions, Dispositions, Equity Investments and Business Venture Activity

The following discussion summarizes certain details concerning our acquisition or disposition of centers, our equity investment and our joint venture transaction. See Note 4, Acquisitions, Dispositions and Business Venture Activity and Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this annual report on Form 10-K for further information.

Acquisitions

Radiology Practice Acquisitions:

During 2021 and 2020, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the Arizona, New York City, New Jersey and California markets. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

2021:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
Personal Health Imaging PLLC*	2/1/2021	2,995	576	608	2,355	50	14	(608)
ZP Elmont LLC*	2/1/2021	2,194	1,112	—	1,005	50	27	—
ZP Freeport LLC*	2/1/2021	6,065	4,668	—	1,328	40	29	—
Broadway Medical Imaging LLC*	2/1/2021	1,155	1,076	446	6	50	23	(446)
3235 Hempstead LLC*	2/1/2021	9,386	5,667	—	3,649	70	—	—
SLZM Realty LLC*	2/1/2021	13,671	4,617	—	8,974	80	—	—
2012 Sunrise Merrick LLC*	2/1/2021	11,428	2,741	335	8,617	70	—	(335)
ZP Bayside LLC*	3/1/2021	3,545	3,385	2,191	40	50	70	(2,191)
ZP Laurelton LLC*	3/1/2021	2,658	2,530	1,418	32	50	46	(1,418)
ZP Smith LLC*	3/1/2021	3,978	3,581	2,214	347	50	—	(2,214)
ZP 907 Northern LLC*	4/1/2021	562	507	1,817	5	50	—	(1,817)
William M. Kelly MD, Inc.* ^	5/1/2021	3,750	990	1,379	2,710	50	—	(1,379)
60th Street MRI, LLC*	5/1/2021	400	85	—	290	25	—	—
ZP Parkchester LLC*	5/1/2021	263	213	311	—	50	—	(311)
ZP Eastern LLC*	6/1/2021	2,868	2,801	1,951	17	50	—	(1,951)
Tangent Associates LLC**	8/24/2021	2,025	10	—	379	1,636	—	—
Mid Delaware Imaging P.A.	12/1/2021	6,023	590	—	5,260	150	23	—
William M. Kelly MD, Inc.* ^	12/6/2021	4,404	701	—	3,653	50	—	—
William M. Kelly MD, Inc.* ^	12/31/2021	2,346	99	323	2,197	50	—	(323)
		79,716	35,949	12,993	40,864	2,671	232	(12,993)
*Fair Value Determination is Final
** All stock purchase through issuing 67,658 shares of our common stock.
^ William M. Kelly MD acquisitions consisted of various subsidiaries purchased separately.

2020:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
Olney Open MRI, LLC*	1/2/2020	1,751	849	1,300	602	300	—	(1,300)
MRI of Woodbridge LLC*	3/2/2020	2,608	464	1,081	1,833	300	11	(1,081)
AZ-Tech Radiology and Open MRI, LLC*	8/31/2020	5,462	2,532	7,552	2,882	—	48	(7,552)
ZP Atlantic LLC*	11/1/2020	8,871	7,931	6,181	828	50	62	(6,181)
ZP Elmhurst LLC*	11/1/2020	12,269	10,681	12,571	1,463	50	75	(12,571)
		30,961	22,457	28,685	7,608	700	196	(28,685)
*Fair Value Determination is Final

Software Company Acquisitions:

On June 1, 2020, we completed our acquisition of all the equity interests of DeepHealth Inc., ("DeepHealth") an artificial intelligence and machine learning company in an all stock purchase. As initial purchase consideration, we issued 915,132 shares at $16.93 per share (823,615 issued at execution, with up to 91,517 shares to be issued 18 months after acquisition subject to adjustment for any indemnification claims). The transaction was accounted for as an acquisition of a business and total purchase consideration determined to be approximately $34.6 million including i) 823,615 shares issued on the date of closing with fair value of $13.9 million, ii) a liability of 91,517 shares with a fair value of $1.5 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods, iii) replacement awards attributable to pre-combination service issued to DeepHealth option holders with allocated fair value of $2.0 million, iv) acquisition date fair value of contingent consideration of $17.0 million and v) $0.1 million in closing costs reimbursed to the seller. The fair values of replacement awards attributable to pre-combination service and contingent consideration are recorded in additional paid in capital upon closing of the transaction. For the contingent consideration, there are three arrangements that will be settled in a fixed number of shares upon achievement of three individual specific milestones which are mutually exclusive of each other, with 390,789, 586,184, and 195,393 shares, respectively, issuable for each milestone arrangement. The fair value of the contingent consideration was estimated at the date of acquisition based on our share price and estimated probability of the achievement of the respective milestones. We recorded $0.1 million in current assets, $3.5 million in deferred tax liabilities, $14.8 million in intangible assets, primarily in-process research and development ("IPR&D"'), and $23.3 million in goodwill. The goodwill is primarily attributable to expected post-acquisition synergies from integrating DeepHealth’s assembled workforce and IPR&D technologies. The fair values of the identifiable intangible assets related to IPR&D were determined by the income method and the assets will not be amortized until regulatory approval is obtained, but will be assessed for impairment annually, or more frequently if indicators of impairment become present.

On July 2, 2021, management determined DeepHealth had achieved its first specific milestone per the purchase contract and we issued the related fixed shares. In addition, we released the shares retained for any indemnification adjustments in full on December 1, 2021.

Dispositions
On June 1, 2020 we completed our sale of certain assets of our Imaging On Call subsidiary to RadVantage P.C. (an unrelated corporation) for approximately $1.0 thousand. With this transaction, we have exited the teleradiology business.
Subsidiary activity
Formation of majority owned subsidiary
On January 1, 2021 we entered into the Simi Valley Imaging Group, LLC, a partnership with Simi Valley Hospital and Health Services ("Simi Adventist"). The operation will offer multi-modality imaging services out of two locations in Ventura County, California. Total investment in the venture is $0.4 million. RadNet contributed $0.3 million in assets for a 60.0% economic interest and Simi Adventist contributed assets totaling $0.1 million for a 40.0% economic interest.
Sale of ownership interest in a majority owned subsidiary

Effective September 1, 2021 we completed the sale of a 24.9% ownership interest in our majority owned subsidiary West Valley Imaging Group, LLC for $13.1 million to Tarzana Medical Center, LLC. After the sale, our ownership interest in the subsidiary has reduced from 75.0% to 50.1% and we retain a controlling financial interest in the subsidiary. We recognized in additional paid in capital on our consolidated balance sheets, $4.2 million excess in consideration over the carrying value of the sold economic interest. Post the sale of our ownership interest we acquired from Tarzana Medical Center, LLC, certain tangible and intangible business assets for purchase consideration of approximately $5.2 million.

Equity Investments

Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. On March 24, 2017, we acquired an initial 12.50% equity interest in Medic Vision - Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.50% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $0.2 million. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No observable price changes or impairment in our investment was noted as of the year ended December 31, 2021.

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that converted to an additional 80,000 preferred shares on October 11, 2019. No observable price changes or impairment in our investment was noted for the year ended December 31, 2021.
WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes or impairment in our investment was noted for the year ended December 31, 2021.
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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue for the years 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
REVENUE
Service fee revenue	88.7%	86.9%	89.1%
Revenue under capitation arrangements	11.3%	13.1%	10.9%
Total Revenue	100.0%	100.0%	100.0%
Provider relief funding	0.7%	2.5%	—%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	85.4%	90.1%	86.6%
Lease abandonment charges	1.5%	—%	—%
Depreciation and amortization	7.4%	8.1%	7.0%
Loss on sale and disposal of equipment	0.1%	0.1%	0.2%
Loss on impairment	—%	0.4%	—%
Severance costs	0.1%	0.4%	0.1%
Total operating expenses	94.4%	99.1%	93.9%
INCOME FROM OPERATIONS	6.3%	3.3%	6.1%

OTHER INCOME AND EXPENSES
Interest expense	3.7%	4.3%	4.2%
Equity in earnings of joint ventures	(0.8)%	(0.7)%	(0.7)%
Non-cash change in fair value of interest rate hedge	(1.6)%	0.2%	—%
Gain on re-measurement of pre-existing interest	—%	—%	(0.1)%
Loss (gain) on extinguishment of debt	0.5%	(0.4)%	—%
Other expenses	0.1%	—%	0.1%
Total other expenses	1.9%	3.4%	3.5%
INCOME BEFORE INCOME TAXES	4.4%	(0.1)%	2.6%
Provision for income taxes	(1.1)%	(0.1)%	(0.5)%
NET INCOME	3.3%	(0.2)%	2.0%
Net income attributable to noncontrolling interests	1.5%	1.2%	0.8%
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	1.8%	(1.4)%	1.3%

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

We grow through a combination of organic growth as well as acquisitions and joint ventures. We have segregated some of our information to demonstrate which is attributable to centers that were in operation throughout the entirety of the comparison period, and which is attributable to centers that were acquired or disposed of during the period. For the discussion below, same centers are those that were in continuous operation from January 1, 2020 through December 31, 2021.

Total Revenue inclusive of Provider Relief Funding for 2021 & 2020

In Thousands	Year Ended December 31,
Revenue	2021	2020	$ Increase/(Decrease)	% Change
Total Revenue	$1,324,187	$1,098,104	$226,083	20.6%
Same Center Revenue	$1,209,749	$1,053,339	$156,410	14.9%

Increased revenue reflects an overall same center 20.0% growth in total procedure volumes over the prior year as business returned to pre-COVID-19 levels. Total Provider Relief funding used to offset lost revenue due to the pandemic and included in the above amounts was $9.1 million for the twelve months ended December 31, 2021 and $26.3 million for the twelve months ended December 31, 2020. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2020. For the twelve months ended December 31, 2021, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $114.4 million. For the twelve months ended December 31, 2020, net service fee revenue from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $44.8 million.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2021 increased approximately $179.2 million, or 16.9%, from $1.06 billion for the twelve months ended December 31, 2020 to $1.24 billion for the twelve months ended December 31, 2021. The following table sets forth our cost of operations and total operating expenses for the twelve months ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020

Salaries and professional reading fees, excluding stock-based compensation	$686,710	$591,338
Stock-based compensation	25,203	12,405
Building and equipment rental	121,955	108,202
Medical supplies	56,423	44,964
Other operating expenses*	232,983	208,993
Cost of operations	1,123,274	965,902

Depreciation and amortization	96,694	86,795
Lease abandonment charges	19,675	—
Loss on sale and disposal of equipment	1,246	1,200
Loss on impairment	—	4,170
Severance costs	744	4,353
Total operating expenses	$1,241,633	$1,062,420

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecommunications, utilities, marketing, travel and other expenses.

     Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Year Ended December 31,
Salaries and Professional Fees	2021	2020	$ Increase/(Decrease)	% Change
Total	$686,710	$591,338	$95,372	16.1%
Same Center	$628,577	$568,013	$60,564	10.7%

Salary expense increased as we ramped up staffing levels to address the increased procedure volumes in 2021, compared to 2020 when we implemented staff reductions and furloughs in response to decline in business precipitated by the onset of the COVID-19 pandemic. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the twelve months ended December 31, 2021, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $58.1 million. For the twelve months ended December 31, 2020, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was approximately $23.3 million.
    Stock-based compensation

Stock-based compensation increased $12.8 million, or 103.2%, to approximately $25.2 million for the twelve months ended December 31, 2021 compared to $12.4 million for the twelve months ended December 31, 2020. Of this increase, $8.9 million was attributable to special employee bonus awards related to COVID-19 and the remaining $3.9 million was driven by the higher fair value of RSA’s awarded and vested in the year ended December 31, 2021 as compared to RSA’s awarded and vested in the same period in 2020.
    Building and equipment rental

In Thousands	Year Ended December 31,
Building & Equipment Rental	2021	2020	$ Increase/(Decrease)	% Change
Total	$121,955	$108,202	$13,753	12.7%
Same Center	$95,856	$98,900	($3,044)	(3.1)%

On a same center basis, the decrease in building and equipment rental mainly relates to operating expense savings from the buyout of radiology equipment lease contracts during the year. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the twelve months ended December 31, 2021, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $26.1 million. For the twelve months ended December 31, 2020, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was also $9.3 million.
    Medical supplies

In Thousands	Year Ended December 31,
Medical Supplies Expense	2021	2020	$ Increase/(Decrease)	% Change
Total	$56,423	$44,964	$11,459	25.5%
Same Center	$52,157	$43,365	$8,792	20.3%

Medical supplies expense increase stems from the overall procedural volumes noted above compared to the same period in the prior year and is consistent with the percentage increase in revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the twelve months ended December 31, 2021, medical supplies expenses from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $4.3 million. For the twelve months ended December 31, 2020, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $1.6 million.
    Other operating expenses

In Thousands	Year Ended December 31,
Other Operating Expenses	2021	2020	$ Increase/(Decrease)	% Change
Total	$232,983	$208,993	$23,990	11.5%
Same Center	$209,376	$202,731	$6,645	3.3%

The increase in other operating expenses is attributable to additional professional service fees associated with our acquisitions of Aidence and Quantib, additional contractor services in support of our increased procedure volumes as well as a one time settlement. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the twelve months ended December 31, 2021, other operating expense from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $23.6 million. For the twelve months ended December 31, 2020, other operating expense from centers that were acquired or divested subsequent to January 1, 2020 was $10.4 million.
    Depreciation and amortization

In Thousands	Year Ended December 31,
Depreciation & Amortization	2021	2020	$ Increase/(Decrease)	% Change
Total	$96,694	$86,795	$9,899	11.4%
Same Center	$84,598	$81,821	$2,777	3.4%

The increase in same center depreciation and amortization is primarily due to additional equipment and leasehold improvements placed in service in the twelve months ending December 31, 2021 compared to the same period in 2020. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2020. For the twelve months ended December 31, 2021, depreciation expense from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $12.1 million. For the twelve months ended December 31, 2020, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2020 and excluded from the above comparison was $5.0 million.

    Lease abandonment charges
After a management review of post pandemic patient traffic to centers, it was noted that although overall volumes had returned to pre-pandemic levels, the increase was not uniform across our centers. This was due in part to lower utilization rates of commercial space from telecommuting, accompanied by the migration of those workers out of congested urban centers to residential areas. Based on this analysis, management decided to consolidate volumes into fewer centers and reduce administrative office space in response to the demographic changes experienced. We recorded a one time charge of approximately $19.7 million at December 31, 2021 related to leased facilities abandonment. The lease abandonment charges include the impairment of associated right of use assets of $12.6 million and write off of related leasehold improvements of approximately $7.1 million

Loss on sale and disposal of equipment

We recorded a loss on the sale and disposal of equipment, separate from the lease abandonment portion, of approximately $1.2 million for each of the twelve months ended December 31, 2021 and 2020, respectively.

    Severance Costs

We incurred total severance expense of $0.7 million and $4.4 million for each of the twelve months ended December 31, 2021 and 2020, respectively, a decrease of $3.7 million or (84.1)%, and was related reduced severance charges as part of the recovery from the pandemic.

    Impairment Charges

During 2020, we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full.

Interest expense

In Thousands	Year Ended December 31,
Interest Expense	2021	2020	$ Increase/(Decrease)	% Change
Total Interest Expense	$48,830	$45,882	$2,948	6.4%
Interest related to derivatives*	$14,740	$6,206
Interest related to amortization**	$3,254	$4,413
Adjusted Interest Expense***	$30,836	$35,263	$(4,427)	(12.6)%
*Includes interest on 2016 caps and 2019 swaps.
**Includes combined noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line,notes, finance leases and other

The reduction in interest expense solely paid on our debt and lease obligations corresponds to lowered variable LIBOR and Prime interest rates paid on our term loan and revolving debt and reduced borrowing on our revolving loan compared to the prior year. See “Liquidity and Capital Resources” below for more details on our credit facilities.

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

Equity in earnings from unconsolidated joint ventures

For the twelve months ended December 31, 2021 we recognized equity in earnings from unconsolidated joint ventures of $11.0 million versus $7.9 million for the twelve months ended December 31, 2020, an increase of $3.1 million or 39.2%. The increase was mainly related to the equity in earnings from our interest in the Arizona Diagnostic Radiology Group joint venture, which was formed in the fourth quarter of 2020.

Non-cash change in fair value of interest rate hedge

We recorded income of approximately $21.7 million for the ineffective portion of our 2019 swaps for the year ended December 31, 2021 and expense of approximately $2.5 million for the twelve months ended December 31, 2020. See the Derivative Instruments section of Note 2 to the consolidated financial statements included in this annual report on Form 10-K.

Gain on re-measurement valuation of pre-existing interest

In August of 2019 we completed step-up acquisitions of two of our then equity method joint ventures, Garden State Radiology and Nulogix. Upon the fair value determination of our interests in both ventures, we recognized a step-up gain of $0.8 million for the year ended December 31, 2019.

Loss (gain) on extinguishment of debt and related expenses
We recorded expenses of approximately $6.0 million for the twelve months ended December 31, 2021 mainly related to our refinancing of our term loan debt.
During 2020, we received a loan in the amount of $4.0 million through the Paycheck Protection Program. The Program has provisions that if met, allow the loan to be forgiven. In December 2020, we met the eligibility requirements for forgiveness of loans and recorded a gain on extinguishment of debt of approximately $4.0 million.
See Note 8 Credit Facilities and Notes Payable included in this annual report on Form 10-K.

Other expenses

For the years ended December 31, 2021 and December 31, 2020 we recorded approximately $1.4 million and $0.1 million of other expenses respectively.

Provision for income taxes

We had a provision for income tax for the twelve months ended December 31, 2021 of $14.6 million or 24.7% of income before income taxes, compared to a tax provision for the twelve months ended December 31, 2020 of $0.9 million or 104.8% of income before income taxes. Income tax decreased in 2020 primarily due to the economic effects of the COVID-19 pandemic on our operations. The income tax rates for the twelve months ended December 31, 2021 diverge from the federal statutory rate due to state taxes and joint venture tax basis adjustments partially offset by noncontrolling interest in partnerships.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

For the comparison of results of operations for the year ended December 31, 2020 to the year ended December 31, 2019, please see Item 7, Management's Discussion and Analysis of Financial Condition and Operations in our Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019, respectively (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net income (loss) attributable to RadNet, Inc. common stockholders	$24,727	$(14,840)	$14,756
Income Taxes	14,560	895	6,229
Interest Expense	48,830	45,882	48,044
Severance costs	744	4,353	1,619
Depreciation and amortization	96,694	86,795	80,607
Non-cash employee stock-based compensation	25,203	12,405	8,730
Loss on sale and disposal of equipment	1,246	1,200	2,383
Loss on impairment	—	4,170	—
Loss (gain) on extinguishment of debt and related expenses	6,044	(4,047)	—
Other expenses	1,438	120	1,283
Non-cash change in fair value of interest rate hedge	(21,670)	2,528	—
Other adjustment to joint venture investment	(565)	—	—
Legal settlement and related expenses	831	—	1,248
Lease abandonment charges	19,675	—	—
Transaction costs Aidence Holding B.V. & Quantib B.V	1,171
Gain on re-measurement of pre-existing interest	—	—	(768)
Adjusted EBITDA	$218,928	$139,461	$164,131

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

The following table provides a reconciliation of free cash flow to “net cash flows from operations” the most directly comparable amounts reported in accordance with GAAP for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Adjusted EBITDA	$218,928	$139,461	$164,131
Less cash paid for interest	(29,042)	(39,521)	(46,254)
Less cash capital purchases (1)	(125,421)	(86,758)	(71,540)
Less new finance debt	—	(20)	(51)
Plus proceeds from sale of equipment	625	828	1,160
Free cash flow	$65,090	$13,990	$47,446
Free cash flow as a percent of
cash flow from operations	43.5%	6.0%	45.5%

(1)Purchase of Property Plant & Equipment is adjusted for capital purchases of NJIN.

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of December 31, 2021 and December 31, 2020 and income statement data for the twelve months ended December 31, 2021, 2020 and 2019 (in thousands):

Balance Sheet Data for the period ended December 31,	2021	2020	2019
Cash and cash equivalents	$134,606	$102,018
Accounts receivable	135,062	129,585
Working capital (exclusive of current operating lease liability)	14,932	(61,896)
Stockholders' equity	346,157	258,303

Income Statement data for the twelve months ended December 31,
Total revenue	$1,315,077	$1,071,840	$1,154,179
Net income (loss) attributable to RadNet common stockholders	24,727	(14,840)	14,756

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require a significant amount of capital for the initial start-up and development of new diagnostic imaging centers, the acquisition of additional centers and new diagnostic imaging equipment. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties.
The COVID 19 pandemic initially resulted in a reduction of procedure volumes as people "sheltered in place" and deferred elective procedures, resulting in a corresponding decrease in operating revenues for the year ended December 31, 2020. For 2021 our procedural volumes returned to pre-pandemic levels. However, the COVID-19 pandemic continues to evolve and significant additional outbreaks could again result in periods where we experience decreased procedural volumes. Any suspended reduction in procedures would negatively affect our revenues, profitability and working capital position.
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

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the twelve months ended December 31,

Cash Flow Data	December 31, 2021	December 31, 2020	December 31, 2019
Cash provided by operating activities	$149,491	$233,759	$104,322
Cash used in investing activities	(221,511)	(126,244)	(99,465)
Cash provided by (used in) financing activities	104,673	(45,561)	24,951

Cash provided by operating activities for the period ended December 31, 2020 was benefited by the receipt of $39.5 million in CMS advances recorded as deferred revenue.

Cash used in investing activities for the twelve months ended December 31, 2021, included purchases of property and equipment for approximately $137.9 million, acquired imaging businesses and intangible assets for $77.7 million and 5.1 million respectively, and an equity contribution to a joint venture operation of $1.4 million. As part of our business operations we continually evaluate investment opportunities.

The increase in cash provided by financing activities for the twelve months ended December 31, 2021 was due to refinancing of our term loan obligations with the Second Amended and Restated First Lien Credit and Guaranty Agreement on April 23, 2021. Please see Note 5, Credit Facilities and Notes Payable in the notes to consolidated financial statements for more information.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At December 31, 2021 we have $17.7 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.

Senior Credit Facilities:
We maintain secured credit facilities with Barclays Bank PLC and with SunTrust Bank. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility of $195.0 million. The SunTrust credit facilities are comprised of a term loan and a revolving credit facility of $30.0 million. As of December 31, 2021, we were in compliance with all covenants under our credit facilities. Deferred financing costs at December 31, 2021, net of accumulated amortization, was $2.1 million and is specifically related to our Barclays revolving credit facility.

Included in our consolidated balance sheets at December 31, 2021 are $754.7 million of total term loan debt (net of unamortized discounts of $13.2 million) displayed below in thousands:

	Face Value	Discount	Total Carrying Value
Barclays First Lien Term Loans	$721,375	$(13,213)	$708,162
SunTrust Term Loan Agreement	46,500	—	46,500
Total Term Loans	$767,875	$(13,213)	$754,662

We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at December 31, 2021 and had reserved $7.8 million for certain letters of credit. The remaining $187.2 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2021. We also had no balance under our $30.0 million SunTrust Revolving Credit Facility related to our consolidated subsidiary NJIN at December 31, 2021, and with no letters of credit reserved against the facility, the full amount was available to draw upon. For more information on our secured credit facilities see Note 8 to our consolidated financial statements in this annual report.

Contractual Commitments

Our future obligations for notes payable, equipment under finance leases, lines of credit, equipment and building operating leases and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Notes payable	$13,250	$47,750	$7,250	$7,250	$7,250	$685,125	$767,875
Interest and fees on notes payable	29,594	29,031	28,249	27,899	26,767	34,119	175,659
Operating leases (1)	103,831	96,894	88,682	79,409	73,912	457,425	900,153
Total	$146,675	$173,675	$124,181	$114,558	$107,929	$1,176,669	$1,843,687

(1)Includes interest component of operating lease obligations.

    We have service agreements with various vendors under which they have agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under these agreements, we are committed to minimum payments of approximately $31.0 million in 2022.

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

As it relates to the Group, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by them as well as the payment for all other technical aspects related to our providing the imaging services, for which we earn management fees. As it relates to others centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

PROVIDER RELIEF FUND (COVID-19 STIMULUS FUNDING) - The Provider Relief Fund offers government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. We received $9.1 million and $26.3 million in Provider Relief funding for the years ended December 31, 2021 and 2020, respectively. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment. Based on our assessment recognition of the revenue previously recognized remained appropriate.
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

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $513.8 million and $472.9 million at December 31, 2021 and December 31, 2020, respectively. Indefinite lived intangible assets at December 31, 2021 and December 31, 2020 were $7.1 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We test for impairment annually and in addition to that test, we regularly assess if an event has occurred which would require interim impairment testing. We considered the current and expected future economic and market conditions surrounding the novel strain of coronavirus ("COVID-19") pandemic and during the year did not identify an indication of goodwill or trade name impairment due that event. During the year ended December 31, 2020 we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full. Separate from this, our annual impairment test as of October 1, 2021 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2021.

Recent Accounting Standards

See Note 3, Recent Accounting and Reporting Standards to the consolidated financial statements included in this report for further information.

Subsequent Events

On January 1, 2022 we acquired certain radiology practice business assets for purchase consideration of $13.0 million.

On January 20, 2022, we completed our stock acquisitions of two unrelated technology companies located in the Netherlands. Aidence Holding B.V. and Quantib B.V. are AI companies with a focus on clinical solutions for lung and prostate cancer, respectively. Total combined investment by is $95.0 million, being a combination of issuance of our common shares and cash consideration to purchase the outstanding shares of both companies.

Additional Information

Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2021, 2020 and 2019 is included in the consolidated financial statements and notes thereto in this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We maintain research and development centers in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At December 31, 2021, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Hungarian Forint would have resulted in an annual increase of approximately $29 thousand in operating expenses.
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
We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans. At December 31, 2021, we had $721.4 million outstanding subject to a Eurodollar election on First Lien Term Loans and our effective 3 month LIBOR rate plus applicable margin was 3.75%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Restated Credit Agreement over the current Eurodollar rate would result in an increase of $7.2 million in annual interest expense and a corresponding decrease in income before taxes. At December 31, 2021, we had $1.8 million loan amount principal outstanding subject to an alternate base rate election on First Lien Term Loans with an effective rate of 5.25%. A hypothetical 1% increase in the alternative base rate under the First Lien Credit Agreement over the current alternative base rate would result in an increase of $18.0 thousand in annual interest expense and a corresponding decrease in income before taxes.

At December 31, 2021, we had $46.5 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement. At December 31, 2021, our effective LIBOR rate plus applicable margin was 1.63%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.5 million in annual interest expense and a corresponding decrease in income before taxes.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Revenue Recognition
Description of the Matter
For the year ended December 31, 2021, the Company’s service fee revenue was $1,166.7 million. As discussed in Note 2 to the consolidated financial statements, service fee revenue is based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payors (Medicare, Medicaid, managed care health plans and commercial insurance companies). Estimates of contractual allowances and implicit price concessions associated with third-party payors and any amounts due directly from patients, are based upon historical collection experience from such payors. The contractual estimation process is periodically reviewed to consider and incorporate updates to the laws and regulations, changes in business and economic conditions and contractual terms resulting from contract negotiations and renewals. The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to amounts due directly from patients to record these revenues and accounts receivable at the estimated amounts the Company expects to collect.

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
Los Angeles, California
March 1, 2022

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,606	$102,018
Accounts receivable	135,062	129,585
Due from affiliates	5,384	5,836
Prepaid expenses and other current assets	49,212	32,985
Total current assets	324,264	270,424
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	484,247	399,335
Operating lease right-of-use-assets	584,291	483,661
Total property, equipment and right-of-use-assets	1,068,538	882,996
OTHER ASSETS
Goodwill	513,820	472,879
Other intangible assets	56,603	52,393
Deferred financing costs	2,135	1,767
Investment in joint ventures	42,229	34,528
Deferred tax assets, net	14,853	34,687
Deposits and other	36,032	36,983
Total assets	$2,058,474	$1,786,657
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$263,937	$236,684
Due to affiliates	23,530	14,010
Deferred revenue	10,701	39,257
Current portion of finance lease liability	—	2,578
Current portion of operating lease liability	65,452	65,794
Current portion of notes payable	11,164	39,791
Total current liabilities	374,784	398,114
LONG-TERM LIABILITIES
Long-term finance lease liability	—	743
Long-term operating lease liability	577,675	463,096
Notes payable, net of current portion	743,498	612,913
Other non-current liabilities	16,360	53,488
Total liabilities	1,712,317	1,528,354
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 53,548,227 and 51,640,537 shares issued and outstanding at December 31, 2021 and 2020 respectively	5	5
Additional paid-in-capital	342,592	307,788
Accumulated other comprehensive loss	(20,421)	(24,051)
Accumulated deficit	(93,272)	(117,999)
Total RadNet, Inc.'s stockholders' equity	228,904	165,743
Noncontrolling interests	117,253	92,560
Total equity	346,157	258,303
Total liabilities and equity	$2,058,474	$1,786,657

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2021	2020	2019
REVENUE
Service fee revenue	$1,166,743	$931,722	1,028,236
Revenue under capitation arrangements	148,334	140,118	125,943
Total revenue	1,315,077	1,071,840	1,154,179
Provider relief funding	9,110	26,264	—
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	1,123,274	965,902	999,692
Lease abandonment charges	19,675	—	—
Depreciation and amortization	96,694	86,795	80,607
Loss on sale and disposal of equipment and other	1,246	1,200	2,383
Loss on impairment	—	4,170	—
Severance costs	744	4,353	1,619
Total operating expenses	1,241,633	1,062,420	1,084,301
INCOME FROM OPERATIONS	82,554	35,684	69,878

OTHER INCOME AND EXPENSES
Interest expense	48,830	45,882	48,044
Equity in earnings of joint ventures	(10,967)	(7,945)	(8,350)
Non-cash change in fair value of interest rate hedge	(21,670)	2,528	—
Gain on re-measurement of pre-existing interest	—	—	(768)
Loss (gain) on extinguishment of debt and related expenses	6,044	(4,047)	—
Other expenses	1,438	120	1,283
Total other expenses	23,675	36,538	40,209
INCOME (LOSS) BEFORE INCOME TAXES	58,879	(854)	29,669
Provision for income taxes	(14,560)	(895)	(6,229)
NET INCOME (LOSS)	44,319	(1,749)	23,440
Net income attributable to noncontrolling interests	19,592	13,091	8,684

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$24,727	$(14,840)	$14,756

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.47	$(0.29)	$0.30

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.46	$(0.29)	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	52,496,679	50,891,791	49,674,858
Diluted	53,421,033	50,891,791	50,244,006

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Years Ended December 31,
	2021	2020	2019
NET INCOME (LOSS)	$44,319	$(1,749)	$23,440
Foreign currency translation adjustments	(65)	(101)	(32)
Change in fair value of cash flow hedge, net of taxes	—	(19,372)	(10,253)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	3,695	3,448	—
COMPREHENSIVE INCOME (LOSS)	47,949	(17,774)	13,155
Less comprehensive income attributable to noncontrolling interests	19,592	13,091	8,684
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$28,357	$(30,865)	$4,471

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2019	48,977,485	$5	$242,835	$2,259	$(117,915)	$127,184	$73,069	$200,253
Issuance of stock upon exercise of options	12,500	—	75	—	—	75	—	75
Stock-based compensation	771,042	—	8,735	—	—	8,735	—	8,735
Forfeiture of restricted stock	(1,500)	—	(5)	—	—	(5)	—	(5)
Non-cash severance	12,692	—	188	—	—	188	—	188
Issuance of stock for acquisitions	542,109	—	7,500	—	—	7,500	—	7,500
Sale to noncontrolling interests, net of taxes	—	—	3,537	—	—	3,537	2,008	5,545
Special distribution from noncontrolling interest	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	750	750
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,057)	(3,057)
Re-measurement of noncontrolling interest upon change in control	—	—	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	(32)	—	(32)	—	(32)
Change in fair value cash flow hedge, net of taxes	—	—	—	(10,253)	—	(10,253)	—	(10,253)
Net income	—	—	—	—	14,756	14,756	8,684	23,440
BALANCE - DECEMBER 31, 2019	50,314,328	$5	$262,865	$(8,026)	$(103,159)	$151,685	$81,454	$233,139
Issuance of stock upon exercise of options	—	—	—	—	—	—	—	—
Stock-based compensation	491,674	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equipty compensation plan	10,920	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,463	—	—	12,463	—	12,463
Issuance of common stock for sale of unregistered securities for the DeepHealth acquisition	823,615	—	33,011	—	—	33,011	—	33,011
Tax effect on gain on sale of noncontrolling interest	—	—	(551)	—	—	(551)	—	(551)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,985)	(1,985)
Change in cumulative foreign currency translation adjustment	—	—	—	(101)	—	(101)	—	(101)
Change in fair value cash flow hedge, net of taxes	—	—	—	(19,372)	—	(19,372)	—	(19,372)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	3,448	—	3,448	—	3,448
Net (loss) income	—	—	—	—	(14,840)	(14,840)	13,091	(1,749)
BALANCE - DECEMBER 31, 2020	51,640,537	$5	$307,788	$(24,051)	$(117,999)	$165,743	$92,560	$258,303
Issuance of stock upon exercise of options	53,960	—	488	—	—	488	—	488
Shares issued under the equity compensation plan	1,212,758	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	471,162	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	25,284	—	—	25,284	—	25,284
Issuance of common stock for sale of unregistered securities for acquisitions and asset purchases	82,658	—	2,498	—	—	2,498	—	2,498
Release of holdback shares from the purchase of DeepHealth	91,517	—	2,413	—	—	2,413	—	2,413

Forfeiture of restricted stock	(4,365)	—	(81)	—	—	(81)	—	(81)
Gain on contribution of assets to majority owned subsidiary	—	—	(4)	—	—	(4)	—	(4)
Contribution from noncontrolling partner	—	—	—	—	—	—	123	123
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	4,206	—	—	4,206	7,404	11,610
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,426)	(2,426)
Change in cumulative foreign currency translation adjustment	—	—	—	(65)	—	(65)	—	(65)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	3,695	—	3,695	—	3,695
Net income	—	—	—	—	24,727	24,727	19,592	44,319
BALANCE - DECEMBER 31, 2021	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$44,319	$(1,749)	$23,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	96,694	86,795	80,607
Amortization of operating lease right-of-use assets	73,967	67,915	66,842
Lease abandonment charges	19,675	—	—
Equity in earnings of joint ventures, net of dividends	(6,260)	1,577	248
Amortization and write off of deferred financing costs and loan discount	3,254	4,413	4,184
Loss on sale and disposal of equipment and other	1,246	1,200	2,383
Loss (gain) on extinguishment of debt	1,496	(4,047)	—
Gain on re-measurement of pre-existing interest	—	—	(768)
Loss on impairment	—	4,170	—
Amortization of cash flow hedge	3,695	3,448	—
Non-cash change in fair value of interest rate hedge	(21,670)	2,528	—
Stock-based compensation	25,203	12,405	8,730
Other non cash item in other expenses	—	242	(371)
Change in value of contingent consideration	—	—	(3,123)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(5,890)	25,206	(17,482)
Other current assets	(15,777)	6,588	(3,557)
Other assets	662	(5,425)	(2,326)
Deferred taxes	19,834	(611)	(3,888)
Operating lease liability	(72,553)	(53,906)	(66,831)
Deferred revenue	(28,319)	37,941	(1,082)
Accounts payable, accrued expenses and other liabilities	9,915	45,069	17,316
Net cash provided by operating activities	149,491	233,759	104,322
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(77,691)	(31,265)	(27,150)
Equity investments at fair value	—	—	(143)
Purchase of property and equipment	(137,874)	(94,172)	(74,153)
Purchase of intangible assets	(5,130)	—	—
Proceeds from sale of equipment	625	828	1,160
Proceeds from the sale of equity interests in a joint venture	—	—	132
Nulogix return of capital	—	—	792
Equity contributions in existing and purchase of interest in joint ventures	(1,441)	(1,635)	(103)
Net cash used in investing activities	(221,511)	(126,244)	(99,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,302)	(3,562)	(6,494)
Payments on term loan debt	(619,529)	(43,296)	(40,742)
Additional deferred finance costs on revolving loan amendment	(938)	(741)	—
Proceeds from debt issuance, net of issuance costs	717,307	—	97,144
Proceeds from paycheck protection program loans	—	4,023	—
Distributions paid to noncontrolling interests	(2,426)	(1,985)	(3,057)
Proceeds from sale of economic interest in majority owned subsidiary	13,073	—	5,275
Contributions from noncontrolling partners	—	—	750
Proceeds from revolving credit facility	128,300	250,900	261,200
Payments on revolving credit facility	(128,300)	(250,900)	(289,200)
Proceeds from issuance of common stock upon exercise of options	488	—	75
Net cash provided by (used in) financing activities	104,673	(45,561)	24,951
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(65)	(101)	(32)
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,588	61,853	29,776
CASH AND CASH EQUIVALENTS, beginning of period	102,018	40,165	10,389
CASH AND CASH EQUIVALENTS, end of period	$134,606	$102,018	$40,165
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$29,042	$39,521	$46,254
Cash paid during the period for income taxes	$1,950	$5,069	$5,884

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $63.9 million, $52.0 million, and $51.7 million during the years ended December 31, 2021, 2020 and 2019, respectively, that we had not paid for as of December 31, 2021, 2020 and 2019, respectively. The offsetting amount due was recorded in our consolidated balance sheets under “accounts payable, accrued expenses and other.”

We executed inclusive of all acquisitions, finance lease liability/capital lease debt of approximately $20.0 thousand, and $0.1 million during the twelve months ended December 31, 2020 and 2019.
On October 22, 2021 we completed our purchase of specific technology assets of DRT LLC by in part by issuing 15,000 shares of our common stock to complete the transaction. The shares were ascribed a value of $0.4 million.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At December 31, 2021, we operated directly or indirectly through joint ventures with hospitals, 347 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our imaging services, we have certain other software subsidiaries which design and sell computerized systems for the imaging industry and internally develop Artificial Intelligence ("AI") suites to enhance interpretation of radiographic images. Our operations comprise a single segment for financial reporting purposes for this reporting period.

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

VIEs that we consolidate as the primary beneficiary consist of professional corporations which are owned or controlled by individuals within our senior management and provide professional medical services for centers in Arizona, California, Delaware, Maryland, New Jersey and New York. These VIEs are collectively referred to as the consolidated medical group ("the Group"). RadNet provides non-medical, technical and administrative services to the Group for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations and we determine the annual budget. The Group has insignificant operating assets and liabilities, and de minimis equity. Substantially all cash flows of the Group after expenses, including professional salaries, are transferred to us. We consolidate the revenue and expenses, assets and liabilities of the Group. The creditors of the Group do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of the Group. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

The Group on a combined basis recognized $179.6 million, $147.6 million, and $157.4 million of revenue, net of management services fees to RadNet, for the years ended December 31, 2021, 2020, and 2019, respectively and $179.6 million, $147.6 million, and $157.4 million of operating expenses for the years ended December 31, 2021, 2020, and 2019, respectively. RadNet, Inc. recognized $749.2 million, $600.7 million, and $618.9 million of total billed net service fee revenue for the years ended December 31, 2021, 2020, and 2019, respectively, for management services provided to them relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2021 and December 31, 2020, we have included approximately $89.2 million and $82.3 million, respectively, of accounts receivable and approximately $14.4 million and $15.2 million of accounts payable and accrued liabilities related to the Group, respectively.

At all of our centers not serviced by the Group we have entered into long-term contracts with medical groups to provide professional services at those centers, including supervision and interpretation of diagnostic imaging procedures. The medical groups maintain full control over the physicians they employs. Through our management agreements, we make available to the medical groups the imaging centers, including all furniture, fixtures and medical equipment therein. The medical groups are compensated for their services from the professional component of the global net service fee revenue and after deducting management service fees paid to us, we have no economic controlling interest in these medical groups. As such, the financial results of these groups are not consolidated in our financial statements.

We also own a 49% economic interest in ScriptSender, LLC, which provides services for secure data transmission of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender LLC is dependent on us to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. We have continued to finance ScriptSender during it's development phase and our maximum exposure to loss is $4.0 million, which represents our receivable balance from the entity. Maximum exposure to loss is the loss that we would absorb in the event that all of the assets of ScriptSender are deemed worthless. We paid operating expenses for the venture of $1.6 million and $1.8 million for the years ended December 31, 2021, and December 31, 2020, respectively.

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

Our total net revenues for the years ended December 31, 2021, 2020, and 2019 are presented in the table below (in thousands):

	2021	2020	2019
Commercial insurance	$743,462	$584,035	$642,341
Medicare	280,911	217,928	237,427
Medicaid	34,731	25,619	28,283
Workers' compensation/personal injury	44,235	33,478	42,792
Other patient revenue	19,398	25,314	23,862
Management fee revenue	19,630	11,253	11,659
Imaging on call and software	10,525	10,798	17,317
Other	13,851	23,297	24,555
Service fee revenue	1,166,743	931,722	1,028,236
Revenue under capitation arrangements	148,334	140,118	125,943
Total revenue	$1,315,077	$1,071,840	$1,154,179

COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020.

Beginning in the second quarter of 2020 and through the twelve months ended December 31, 2021, we received funding from the various programs established by the CARES Act as follows:

•$39.6 million total of accelerated Medicare payments received, $39.5 million for the twelve months ended December 31, 2020 and $0.1 million for the twelve months ended December 31, 2021.

•$4.0 million from the Paycheck Protection Program through the twelve months ended December 31, 2020.

•$35.4 million total Provider Relief Funding, $26.3 million received for the twelve months ended December 31, 2020 and $9.1 million received for the twelve months ended December 31, 2021.

In addition to CARES Act funding, we received $5.0 million in advance payments from insurer Blue Shield for the 12 months ended December 31, 2020.

The accelerated Medicare and Blue Shield payments were recorded to Deferred Revenue in our consolidated balance sheet and are being applied to revenue as services are performed beginning in 2021. For the twelve months ended December 31, 2021, $30.2 million of the accelerated Medicare payments has been applied to revenue. The total advance of $5.0 million from

Blue Shield has been repaid, with $1.3 million for the twelve months ended December 31, 2020 and $3.7 million for the twelve months ended December 31, 2021.

The $4.0 million secured from the Paycheck Protection Program was accounted for as debt and in December 2020 we met the eligibility requirements under the government guidelines for forgiveness and the loans were written off to gain on extinguishment of debt.

The Provider Relief Funding is displayed as such on our consolidated statements of operations.

The CARES Act also provides for the deferral of the employer-paid portion of the social security payroll tax with 50% due by December 31, 2021 and 50% due December 31,2022. We elected to defer $16.3 million of this tax through December 31, 2020. Additionally, The CARES Act provided a refundable employer tax credit equal to 50% of qualified wages, including certain health insurance costs, that can be used to offset payroll tax liabilities. In the third quarter of 2021 we qualified for a portion of the credit and recorded a benefit of $7.7 million through a reduction of payroll tax expense. Our remaining deferred tax liability balance of approximately $8.1 million at December 31, 2021, will be paid by December 31, 2022.

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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $17.7 million and $20.5 million at December 31, 2021 and December 31, 2020, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital.

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

For the years ended December 31, 2021, 2020 and 2019, we recorded approximately $10.5 million, $8.6 million, and $10.1 million, respectively, in revenue related to our software business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2021 we had deferred revenue of approximately $1.0 million associated with these sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS – When we develop our own software and artificial intelligence solutions we capitalize and amortize those costs over their useful life. Costs related to the research and development of new software products and enhancements to existing software intended for resale to our customers are expensed as incurred.

CONCENTRATION OF CREDIT RISKS – Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC. Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. We continuously monitor collections and maintain an allowance for bad debts based upon our historical collection experience. In addition, we have notes receivable stemming from our factoring of accounts receivable as stated above. Companies with which we factor our receivables are well known established buyers of such instruments, have agreed to assume the full risk of their collection.

CASH AND CASH EQUIVALENTS – We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates the fair market value.

DEFERRED FINANCING COSTS – Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs are solely related to our Barclays Revolving Credit Facilities. Deferred financing costs, net of accumulated amortization, were $2.1 million and $1.8 million for the twelve months ended December 31, 2021 and 2020, respectively. See Note 8, Revolving Credit Facility, Notes Payable, and Capital Leases for more information on our revolving lines of credit.

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

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $513.8 million and $472.9 million at December 31, 2021 and December 31, 2020, respectively. Indefinite lived intangible assets at were $7.1 million at December 31, 2021 and December 31, 2020 and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

We tested both goodwill and trade name intangibles for impairment on October 1, 2021. In 2020 we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full as of December 31, 2020 . Separate from this, our annual impairment test as of October 1, 2021 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2021.

LONG-LIVED ASSETS – We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment when events or changes indicate the carrying amount of an asset may not be recoverable. Accounting standards requires that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. At December 31, 2021 we recorded a write off charge of $7.1 million in leasehold improvements for facilities that we abandoned. See the Leases discussion below for more information. Other than this, we determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired during any periods presented.

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
After a management review of post pandemic patient traffic to centers, it was noted that although overall volumes had returned to pre-pandemic levels, certain imaging locations did not experience the same levels of activity as beforehand. This was due in part to lower utilization rates of commercial space from telecommuting, accompanied by the migration of those workers out of congested urban centers to residential areas. Based on this analysis, management decided to consolidate volumes into fewer centers and reduce administrative office space in response to the demographic changes experienced. We took a lease abandonment charge of approximately $12.6 million at December 31, 2021 to complete the closure of these locations.
Other than stated above, no events have occurred which have impaired the integrity of our ROU assets in 2020. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order. See Note 9, Leases, for more information.

UNINSURED RISKS – On November 1, 2013 we entered into a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $3.5 million and $4.1 million for each of the years ending December 31, 2021 and December 31, 2020, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible which is $10,000 per incidence for the years ended December 31, 2021 and December 31, 2020, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice claims made tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2021, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2021 and 2020 of $6.3 million and $6.6 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

EMPLOYEE BENEFIT PLAN – We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. We can elect to provide a matching contribution in the amount to a maximum of 1.0% per 4.0% of employee contribution, and have done so since 2017. We contributed $3.0 million in matching for the year ended December 31, 2021. For the year ended December 31, 2020, we elected not to provide a matching contribution.

LOSS AND OTHER UNFAVORABLE CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs and if the anticipated future cost exceeds the revenue, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements which met this criterion and recorded to other non-current liabilities an $8.9 million loss contract accrual. Of the $4.6 million ending balance at December 31, 2019, approximately $4.0 million, ($2.8 million net of taxes), was settled against the purchase consideration of Hudson Valley Radiology Associates, P.L.L.C. (HVRA) by our VIE entity Lenox Hill Radiology and Medical Associates, P.C. and the remaining balance of approximately $558,000 was written off upon ending a contract with a physician group. See Note 4, Facility Acquisitions and Dispositions for further information on the purchase of HVRA.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017, and currently as of April 15, 2021 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 10, 2021. We have reserved for issuance under the Restated Plan 16,500,000 shares of common stock. We can issue options, stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan. Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. The compensation expense associated with option grants is calculated based on a valuation model, typically the Black–Scholes model, which requires certain management assumptions with respect to volatility. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Stock Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 4, Facility Acquisitions and Note 11, Stock-Based Compensation, for more information.

FOREIGN CURRENCY TRANSLATION – For our operations in Canada and Hungary, the functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Gains and losses related to the foreign currency portion of international transactions are included in the determination of net income.

COMPREHENSIVE INCOME (LOSS) – Accounting guidance establishes rules for reporting and displaying comprehensive income (loss) and its components. Our unrealized gains or losses on foreign currency translation adjustments and our interest rate cap and swap agreements are included in comprehensive income (loss). The components of comprehensive income (loss) for the three years in the period ended December 31, 2021 are included in the consolidated statements of comprehensive income (loss).
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

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive (loss) income, net of taxes is as follows (amounts in thousands):

	Interest Rate Contracts

For the twelve months ended	Amount of Gain (Loss) Recognized on Derivative, net of taxes	Location of Gain (Loss) Recognized in Income on Derivative
December 31, 2021	$—
December 31, 2020	788	Other Comprehensive Loss
December 31, 2019	(4,383)	Other Comprehensive Income

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
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 swaps which remain ineffective is as follows (amounts in thousands):

Interest Rate Contracts - Effective Portion

For the twelve months ended	Amount of Loss Recognized on Derivative, net of taxes	Location of Loss Recognized in Income on Derivative
December 31, 2021	$—
December 31, 2020	$(20,160)	Other Comprehensive Loss
December 31, 2019	$(5,870)	Other Comprehensive Loss

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps for the Swaps that became ineffective in 2020 is as follows (amounts in thousands):

Interest Rate Contracts - Ineffective Portion
For the twelve months ended	Amount of gain (loss) recognized in income on derivative (current period ineffective portion)	Location of gain (loss) recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)

December 31, 2021	$21,670	Other Income (Expense)	$(3,695)	Equity and Interest Expense
December 31, 2020	$(2,528)	Other Income (Expense)	$(3,448)	Equity and Interest Expense

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

Derivatives:

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets in our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2019 SWAPS - Interest Rate Contracts	$—	$16,319	$—	$16,319

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2019 SWAPS - Interest Rate Contracts	$—	$37,989	$—	$37,989

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

Long Term Debt

The table below summarizes the estimated fair value and carrying amount of our SunTrust (Term Loan Agreement) and Barclays (First Lien Term Loans) long-term debt as follows (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Term Loan Agreement and First Lien Term Loans	$—	$766,973	$—	$766,973	$767,875

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Term Loan Agreement and First Lien Term Loans	$—	$661,640	$—	$661,640	$662,403

Our Barclays revolving credit facility had no aggregate principal amount outstanding as of December 31, 2021 and December 31, 2020, respectively. Our SunTrust revolving credit facility had no aggregate principal amount outstanding as of December 31, 2021 and December 31, 2020, respectively.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2021	2020	2019
Net income (loss) attributable to RadNet, Inc. common stockholders	$24,727	$(14,840)	$14,756

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	52,496,679	50,891,791	49,674,858
Basic net income (income) per share attributable to RadNet, Inc. common stockholders	$0.47	$(0.29)	$0.30
DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	52,496,679	50,891,791	49,674,858
Add nonvested restricted stock subject only to service vesting	259,539	—	208,963
Add additional shares issuable upon exercise of stock options and warrants	664,815	—	360,185
Weighted average number of common shares used in calculating diluted net income per share	53,421,033	50,891,791	50,244,006
Diluted net income (loss) per share attributable to RadNet, Inc. common stockholders	$0.46	$(0.29)	$0.29

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Nonvested restricted stock subject to service vesting	—	329,159	—
Shares issuable upon the exercise of stock options	47,792	554,444	—

EQUITY INVESTMENTS AT FAIR VALUE- As of December 31, 2021, we have three equity investments for which a fair value is not readily determinable and we do not have significant influence and therefore the total amounts invested are recognized at cost. In accordance with accounting guidance, if there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment.

Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. On March 24, 2017, we acquired an initial 12.50% equity interest in Medic Vision - Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.50% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $200,000. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No observable price changes or impairment in our investment was noted as of the year ended December 31, 2021.

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that converted to an additional 80,000 preferred shares on October 11, 2019. No observable price changes or impairment in our investment was noted for the year ended December 31, 2021.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes or impairment in our investment was noted for the year ended December 31, 2021.

INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2021.
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

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2021 and December 31, 2020 (in thousands):

Balance as of December 31, 2019	$34,470
Equity contributions in existing and purchase of interest in joint ventures	1,635
Equity in earnings in these joint ventures	7,945
Distribution of earnings	(9,522)
Balance as of December 31, 2020	$34,528
Equity contributions in existing and purchase of interest in joint ventures	1,441
Equity in earnings in these joint ventures	10,967
Distribution of earnings	(4,707)
Balance as of December 31, 2021	$42,229

We charged management service fees from the centers underlying these joint ventures of approximately $19.6 million, $11.3 million and $11.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures.

The following table is a summary of key unaudited financial data for these joint ventures as of December 31, 2021 and 2020, respectively, and for the years ended December 31, 2021, 2020 and 2019, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2021	2020
Current assets	$37,186	$27,085
Noncurrent assets	73,592	68,686
Current liabilities	(12,919)	(12,545)
Noncurrent liabilities	(22,370)	(21,582)
Total net assets	$75,489	$61,644
Book value of RadNet joint venture interests	$34,930	$28,079
Cost in excess of book value of acquired joint venture interests accounted for as equity method goodwill	7,299	6,449
Total value of RadNet joint venture interests	$42,229	$34,528

	2021	2020	2019
Net revenue	$129,023	$101,921	$108,051
Net income	$21,893	$16,850	$18,624

NOTE 3 - RECENT ACCOUNTING STANDARDS

Accounting standards adopted

In January 2021, the FASB issued ASU 2021-01 ("ASU 2021-01"), Reference Rate Reform (Topic 848), Scope. ASU 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain option expedients and exceptions in Topic 848. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We expect to elect the optional expedients for eligible contract modifications as they occur through that date. The application of these expedients is not expected to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We expect to elect the optional expedients for eligible contract modifications as they occur through that date. The application of these expedients is not expected to have a material impact on our consolidated financial statements.

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

Accounting standards not yet adopted

In November 2021, the FASB issued ASU 2021-10 ("ASU 2021-10"), Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for financial statements issued for annual reporting periods beginning after December 15, 2021. As ASU 2021-10 only impacts annual financial statement footnote disclosures, the adoption will not have a material effect on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 ("ASU 2021-08), Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. We do not expect ASU 2021-08 to have a material effect, if any, on our consolidated financial statements.

NOTE 4 – ACQUISITIONS, DISPOSITIONS AND BUSINESS VENTURE ACTIVITY

Acquisitions

Radiology Practice Acquisitions

During 2021 and 2020, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the Arizona, California, New Jersey, and New York City markets. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

2021:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
Personal Health Imaging PLLC*	2/1/2021	2,995	576	608	2,355	50	14	(608)
ZP Elmont LLC*	2/1/2021	2,194	1,112	—	1,005	50	27	—
ZP Freeport LLC*	2/1/2021	6,065	4,668	—	1,328	40	29	—
Broadway Medical Imaging LLC*	2/1/2021	1,155	1,076	446	6	50	23	(446)
3235 Hempstead LLC*	2/1/2021	9,386	5,667	—	3,649	70	—	—
SLZM Realty LLC*	2/1/2021	13,671	4,617	—	8,974	80	—	—
2012 Sunrise Merrick LLC*	2/1/2021	11,428	2,741	335	8,617	70	—	(335)
ZP Bayside LLC*	3/1/2021	3,545	3,385	2,191	40	50	70	(2,191)
ZP Laurelton LLC*	3/1/2021	2,658	2,530	1,418	32	50	46	(1,418)
ZP Smith LLC*	3/1/2021	3,978	3,581	2,214	347	50	—	(2,214)
ZP 907 Northern LLC*	4/1/2021	562	507	1,817	5	50	—	(1,817)
William M. Kelly MD, Inc.* ^	5/1/2021	3,750	990	1,379	2,710	50	—	(1,379)
60th Street MRI, LLC*	5/1/2021	400	85	—	290	25	—	—
ZP Parkchester LLC*	5/1/2021	263	213	311	—	50	—	(311)
ZP Eastern LLC*	6/1/2021	2,868	2,801	1,951	17	50	—	(1,951)
Tangent Associates LLC**	8/24/2021	2,025	10	—	379	1,636	—	—
Mid Delaware Imaging P.A.	12/1/2021	6,023	590	—	5,260	150	23	—
William M. Kelly MD, Inc.* ^	12/6/2021	4,404	701	—	3,653	50	—	—
William M. Kelly MD, Inc.* ^	12/31/2021	2,346	99	323	2,197	50	—	(323)
		79,716	35,949	12,993	40,864	2,671	232	(12,993)
*Fair Value Determination is Final
** All stock purchase through issuing 67,658 shares of our common stock.
^ William M. Kelly MD acquisitions consisted of various subsidiaries purchased separately.

2020:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
Olney Open MRI, LLC*	1/2/2020	1,751	849	1,300	602	300	—	(1,300)
MRI of Woodbridge LLC*	3/2/2020	2,608	464	1,081	1,833	300	11	(1,081)
AZ-Tech Radiology and Open MRI, LLC*	8/31/2020	5,462	2,532	7,552	2,882	—	48	(7,552)
ZP Atlantic LLC*	11/1/2020	8,871	7,931	6,181	828	50	62	(6,181)
ZP Elmhurst LLC*	11/1/2020	12,269	10,681	12,571	1,463	50	75	(12,571)
		30,961	22,457	28,685	7,608	700	196	(28,685)
*Fair Value Determination is Final

Software Company Acquisitions

On June 1, 2020, we completed our acquisition of all the equity interests of DeepHealth Inc., ("DeepHealth") an artificial intelligence and machine learning company in an all stock purchase. As initial purchase consideration, we issued 915,132 shares at $16.93 per share (823,615 issued at execution, with up to 91,517 shares to be issued 18 months after acquisition subject to adjustment for any indemnification claims). The transaction was accounted for as an acquisition of a business and total purchase consideration determined to be approximately $34.6 million including i) 823,615 shares issued on the date of closing with fair value of $13.9 million, ii) a liability of 91,517 shares with a fair value of $1.5 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods, iii) replacement awards attributable to pre-combination service issued to DeepHealth option holders with allocated fair value of $2.0 million, iv) acquisition date fair value of contingent consideration of $17.0 million and v) $0.1 million in closing costs reimbursed to the seller. The fair values of replacement awards attributable to pre-combination service and contingent consideration are recorded in additional paid in capital upon closing of the transaction. For the contingent consideration, there are three arrangements that will be settled in a fixed number of shares upon achievement of three individual specific milestones which are mutually exclusive of each other, with 390,789, 586,184, and 195,393 shares, respectively, issuable for each milestone arrangement. The fair value of the contingent consideration was estimated at the date of acquisition based on our share price and estimated probability of the achievement of the respective milestones. We recorded $0.1 million in current assets, $3.5 million in deferred tax liabilities, $14.8 million in intangible assets, primarily in-process research and development ("IPR&D'), and $23.3 million in goodwill. The goodwill is primarily attributable to expected post-acquisition synergies from integrating DeepHealth’s assembled workforce and IPR&D technologies. The fair values of the identifiable intangible assets related to IPR&D were determined by the income method and the assets will not be amortized until regulatory approval is obtained, but will be assessed for impairment annually, or more frequently if indicators of impairment become present.

On July 2, 2021, management determined DeepHealth had achieved its first specific milestone per the purchase contract and we issued the related fixed shares. In addition, we released the shares retained for any indemnification adjustments in full on December 1, 2021.

Dispositions
On June 1, 2020 we completed our sale of certain assets of our Imaging On Call subsidiary to RadVantage P.C. (an unrelated corporation) for approximately $1.0 thousand. With this transaction, we have exited the teleradiology business.
Subsidiary activity
Formation of majority owned subsidiary
On January 1, 2021 we entered into the Simi Valley Imaging Group, LLC, a partnership with Simi Valley Hospital and Health Services ("Simi Adventist"). The operation will offer multi-modality imaging services out of two locations in Ventura County, California. Total investment in the venture is $0.4 million. RadNet contributed $0.3 million in assets for a 60.0% economic interest and Simi Adventist contributed assets totaling $0.1 million for a 40.0% economic interest.
Sale of ownership interest in a majority owned subsidiary

Effective September 1, 2021 we completed the sale of a 24.9% ownership interest in our majority owned subsidiary West Valley Imaging Group, LLC for $13.1 million to Tarzana Medical Center, LLC. After the sale, our ownership interest in the subsidiary has reduced from 75.0% to 50.1% and we retain a controlling financial interest in the subsidiary. We recognized in additional paid in capital on our consolidated balance sheets, $4.2 million excess in consideration over the carrying value of the sold economic interest. Post the sale of our ownership interest we acquired from Tarzana Medical Center, LLC, certain tangible and intangible business assets for purchase consideration of approximately $5.2 million.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. Activity in goodwill for the years ended December 31, 2020 and December 31, 2021 is provided below (in thousands):

Balance as of December 31, 2019	$441,973
Goodwill from acquisitions	30,906
Balance as of December 31, 2020	$472,879
Goodwill from acquisitions	40,864
Other Adjustments	77
Balance as of December 31, 2021	513,820

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2021 is $168.8 million.

Other intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names.

Total amortization expense was $4.4 million, $3.7 million, and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$11,246	$22,681	9.8
Covenant not to compete and other contracts	2,500	2413	1997	1654	989	74	9,627	4.2
Developed Technology	461	318	318	318	318	1,432	3,165	9.1
Trade Names amortized	88	80	77	77	77	166	565	7.1
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
Software in development	—	—	—	—	—	13,465	13,465	—
Total Annual Amortization	$5,336	$5,098	$4,679	$4,336	$3,671	$33,483	$56,603

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2021	2020
Land	$250	$250
Medical equipment	560,301	480,631
Computer and office equipment, furniture and fixtures	144,766	132,446
Leasehold improvements	441,921	399,253
Equipment under financing/capital lease	13,984	13,984
Total property and equipment cost	1,161,222	1,026,564
Accumulated depreciation	(676,975)	(627,229)
Total property and equipment	$484,247	$399,335

Included in our property and equipment at December 31, 2021 is approximately $18.1 million total of construction in process amounts consisting of $2.6 million in medical equipment, $6.1 million in computer and office equipment, and $9.3 million in leasehold improvements.

Depreciation and amortization expense of property and equipment, including amortization of equipment under finance/capital leases, for the years ended December 31, 2021, 2020 and 2019 was $92.3 million, $83.1 million, and $77.5 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2021	2020
Accounts payable	$86,461	$70,071
Accrued expenses	93,420	84,312
Accrued salary and benefits	62,425	58,051
Accrued professional fees	21,631	24,250
Total	$263,937	$236,684

NOTE 8 - CREDIT FACILITIES AND NOTES PAYABLE

As of December 31, 2021 and December 31, 2020 our debt obligations consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$721,375	$611,028
Discount on First Lien Term Loans	(13,213)	(9,699)
SunTrust Term Loan Agreement collateralized by NJIN's tangible and intangible assets	46,500	51,375
Total debt obligations	754,662	652,704
Less current portion	(11,164)	(39,791)
Long-term portion debt obligations	$743,498	$612,913

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2022	$13,250
2023	47,750
2024	7,250
2025	7,250
2026	7,250
Thereafter	685,125
Total notes payable obligations	$767,875

We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at December 31, 2021 and had reserved an additional $7.8 million for certain letters of credit. The remaining $187.2 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2021. We also had no balance under our $30.0 million SunTrust Revolving Credit Facility related to our consolidated subsidiary NJIN at December 31, 2021, and with no letters of credit reserved against the facility, the full amount was available to draw upon. At December 31, 2021 we were in compliance with all covenants under our credit facilities.
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

Senior Credit Facilities:
First Lien Term Loans:

The First Lien Term Loans under the Restated Credit Agreement bear interest at either a Eurodollar Rate or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement), plus an applicable margin. The applicable margin for Eurodollar Rate term loans under the Restated Credit Agreement is 3.25% per annum, with a reduction to 3.0% per annum upon delivery by us of financial statements evidencing a first lien net leverage ratio of 3.50 to 1.00 or less. Such statements were delivered by us on May 27, 2021. At December 31, 2021 the effective Eurodollar Rate and the Alternate Base Rate for the First Lien Term Loans under the Restated Credit Agreement was 0.75% and 3.25%, respectively and the applicable margin for the Eurodollar Rate and Alternate Base Rate First Lien Term Loans under the Restated Credit Agreement was 3.00% and 2.00%, respectively.

The Restated Credit Agreement provides for quarterly payments of principal for the First Lien Term Loan in the amount of approximately $1.8 million. The First Lien Term Loan will mature on April 23, 2028 unless otherwise accelerated under the terms of the Restated Credit Agreement.

SunTrust Credit Facilities:

At December 31, 2021, our SunTrust credit facilities, which relate to our consolidated subsidiary The New Jersey Imaging Network, L.L.C.("NJIN"), were comprised of one term loan in the principal amount described in the table above (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement dated August 31, 2018, among NJIN, as borrower, with SunTrust Bank, as administrative agent, and the lenders identified therein (as amended, the "SunTrust Credit Agreement"). Our SunTrust Term Loan bears interest at either an Adjusted LIBOR or a Base Rate (each as defined in the SunTrust Credit Agreement), plus an applicable margin according to the following schedule:

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

The loans and other obligations outstanding under the SunTrust Credit Agreement currently bear interest at a three month LIBOR election at 0.13% plus an applicable margin and fees based on Pricing Level V described above.

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

Revolving Credit Facilities:

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility under the Restated Credit Agreement is a $195.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $2.1 million at December 31, 2021.

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

As of December 31, 2021, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 5.0%.

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

SunTrust Revolving Credit Facility:

The SunTrust Credit Agreement established a $30.0 million revolving credit facility available to NJIN for funding requirements. The SunTrust Revolving Credit Facility terminates on the earliest of (i) August 31, 2023, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise). As of December 31, 2021, NJIN had no borrowings under the SunTrust Revolving Credit Facility.

Recent Amendments to prior Credit Facilities

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

NOTE 9 – LEASES

Our material lease contracts are for facilities and advanced radiology equipment. In regards to our imaging, administrative and warehouse facilities, the most common initial lease term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 35 years at these locations, and we do not enter into purchase options on the underlying property. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Leases for advanced radiology and office equipment have terms generally lasting from 5 to 8 years. All leases are classified as operating or finance for accounting purposes, depending on the terms of the agreement. Our Incremental Borrowing Rate ("IBR") used to discount the stream of lease payments is closely related to the interest rates charged on our collateralized debt obligations and our IBR is adjusted when those rates experience a substantial change. During 2021, we satisfied all liabilities classified as finance leases, and only operating leases remain.

The components of lease expense were as follows:

	Years ended December 31,
(In thousands)	2021	2020

Operating lease cost(1)	$121,578	$99,323

Finance lease cost:
Depreciation of leased equipment	$3,068	$3,122
Interest on lease liabilities	46	210
Total finance lease cost	$3,114	$3,332

1) Operating lease cost above for the year ended December 31, 2021 includes $12.6 million in lease abandonment charges. Please see our discussion in the Leases section of Note 2, Summary of Significant Accounting Policies

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
(In thousands)	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$110,288	$89,821
Operating cash flows from financing leases	46	210
Financing cash flows from financing leases	3,304	3,304
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases	186,695	106,099
Financing leases	—	24
1) On December 31, 2021 we reduced our liability and eliminated the related right-of-use assets for future lease options at facilities that we elected to abandon. The amount of liability and right-of-use asset reduction amounted to approximately $3.3 million.

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)	December 31,
	2021	2020

Operating Leases
Operating lease right-of-use assets	$584,291	$483,661
Current portion of operating lease liability	65,452	65,794
Operating lease liabilities	577,675	463,096
Total operating lease liabilities	$643,127	$528,890

Finance Leases
Equipment at cost	$13,984	$13,984
Accumulated depreciation	(9,287)	(6,220)
Equipment, net	$4,697	$7,764
Current portion of finance lease liability	$—	$2,578
Finance lease liabilities	—	743
Total finance lease liabilities	$—	$3,321

Weighted Average Remaining Lease Term
Operating leases - years	10.4	9.2
Finance leases - years	0.0	2.5

Weighted Average Discount Rate
Operating leases	6.3%	6.4%
Finance leases	—%	4.4%

Maturities of lease liabilities were as follows:

(In thousands)
Operating
Year Ending December 31,	Leases
2022	$103,831
2023	96,894
2024	88,682
2025	79,409
2026	73,912
Thereafter	457,425
Total Lease Payments	900,153
Less imputed interest	(257,026)
Total	$643,127

As of December 31, 2021, we have additional operating leases for facilities and medical equipment that have not yet commenced of approximately $19.0 million. These operating leases will commence in 2022 with lease terms of 1 to 15 years.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2021, 2020 and 2019, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2021	2020	2019
Federal current tax	$—	$(256)	$(161)
State current tax	(2,191)	(1,608)	7,715
Other current tax	18	27	22
Federal deferred tax	9,831	(303)	3,396
State deferred tax	6,902	3,035	(4,743)

Income tax expense	$14,560	$895	$6,229

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	Years Ended December 31,
	2021	2020	2019
Federal tax	$12,365	$(179)	$6,231
State franchise tax, net of federal benefit	4,198	779	3,891
Non deductible expenses	198	301	674
Noncontrolling interests in partnerships	(4,114)	(2,748)	(1,824)
Changes in valuation allowance	(249)	(33)	(462)
Return to provision	(2,530)	(2,252)	(1,324)
PPP Loan	—	(850)	—
Deferred true-ups and other	5,013	4,839	(761)
Uncertain tax provisions	(321)	1,036	(217)
Other	—	2	21
Income tax expense	$14,560	$895	$6,229

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2021	2020
Net operating losses	$57,663	$59,154
Accrued expenses	3,275	3,948
Operating lease liability	141,440	124,139
Equity compensation	2,993	1,903
Allowance for doubtful accounts	2,711	21,284
Other	7,532	11,512
Valuation allowance	(5,066)	(5,315)
Total Deferred Tax Assets	$210,548	$216,625
Deferred tax liabilities:
Property and equipment	(12,134)	(24,298)
Goodwill	(33,973)	(28,457)
Intangibles	(9,133)	(9,608)
Operating lease right-of-use asset	(128,868)	(112,956)
Other	(11,587)	(6,619)
Total Deferred Tax Liabilities	$(195,695)	$(181,938)

Net Deferred Tax Asset	$14,853	$34,687

As of December 31, 2021, the we had federal net operating loss carryforwards of approximately $224.0 million, of which $152.1 million, which expire at various intervals from the years 2022 to 2037, and $71.9 million of net operating losses which do not expire. Federal net operating losses generated following December 31, 2017 carryover indefinitely and may be used to offset up to 80% of future taxable net income. The Company also had state net operating loss carryforwards of approximately $194.3 million, which expire at various intervals from the years 2021 through 2039. As of December 31, 2021, $24.9 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. and the 2019 acquisition of Nulogix Health, Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2021, we have determined that deferred tax assets of $210.5 million are more likely-than-not to be realized. We have also taken into consideration deferred tax liabilities of $34.0 million are related to book basis in goodwill that has an indefinite life.

We file consolidated income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017. We are currently under audit in the state of California for the tax years of 2016 and 2017.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended are as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$5,484	$4,320	$4,629
Increases related to prior year tax positions	317	1,382	(34)
Increases related to current year tax positions	—	3	119
Expiration of the statute of limitations for the assessment of taxes	(713)	(221)	(393)
Increase (decrease) related to change in rate	—	—	(1)
Balance at end of year	$5,088	$5,484	$4,320

At December 31, 2021, the Company has unrecognized tax benefits of $5.1 million of which $4.1 million will affect the effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2021 the Company accrued approximately $0.04 million of interest and penalties. As of December 31, 2021, accrued interest and penalties amounted to approximately $0.4 million. We do not anticipate the uncertain tax position to change materially within the next 12 months.

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

In June 29, 2020, the state of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5M). These suspensions were considered in preparation of the 2021 and 2020 financial statements.

NOTE 11 – STOCK-BASED COMPENSATION

Stock Incentive Plans

We have one long-term equity incentive plan, the RadNet, Inc. Equity Incentive Plan, which we first amended and restated April 20, 2015, again on March 9, 2017 and currently as of April 15, 2021 (the "Restated Plan”). The Restated Plan was most recently approved by our stockholders at our annual stockholders meeting on June 10, 2021. We have reserved for issuance under the 2017 Restated Plan 16,500,000 shares of common stock. We can issue options (incentive and non-qualified), stock awards, stock appreciation rights, stock units and cash awards under the Restated Plan.

Options

Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over three to five years and expire five to ten years from the date of grant.

As of December 31, 2021, we had outstanding options to acquire 473,939 shares of our common stock, of which options to acquire 379,242 shares were exercisable. The following summarizes all of our option transactions for the twelve months ended December 31, 2021:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life(in years)	Aggregate Intrinsic Value
Balance, December 31, 2020	527,899	$9.34
Exercised	(53,960)	9.04
Balance, December 31, 2021	473,939	9.38	5.29	$9,826,090
Exercisable at December 31, 2021	379,242	8.25	4.86	8,291,371

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2021 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2021. As of December 31, 2021, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.2 million which is expected to be recognized over a weighted average period of approximately 1 year.

DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted 412,434 options at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of December 31, 2021, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $2.1 million which is expected to be recognized over a weighted average period of approximately 1.41 years.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2020	400,539
Exercised	(79,879)	—
Balance, December 31, 2021	320,660	—	7.42	$9,655,073
Exercisable at December 31, 2021	47,792	—	7.42	1,439,026

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of December 31, 2021, we have issued a total of 7,243,029 RSA’s of which 456,075 were unvested at December 31, 2021 . The following summarizes all unvested RSA’s activities during the twelve months ended December 31, 2021:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2020	329,159		$16.69
Changes during the period
Granted	686,046		$20.15
Vested	(554,765)		$18.00
Forfeited	(4,365)		$18.60
RSA's unvested at December 31, 2021	456,075	0.87	$20.06

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the twelve months ended December 31, 2021 we issued 415,968 shares relating to these awards, approximately amounting to $10.1 million of compensation expense, mainly pandemic related employee bonuses.

Plan summary

In summary, of the 16,500,000 shares of common stock reserved for issuance under the Restated Plan at December 31, 2021, there remain 3,236,903 shares available for future awards.

NOTE 12 – SUBSEQUENT EVENTS

Acquisitions

On January 1, 2022 we acquired certain radiology practice business assets for purchase consideration of $13.0 million.

On January 20, 2022, we completed our stock acquisitions of two unrelated technology companies located in the Netherlands. Aidence Holding B.V. and Quantib B.V. are AI companies with a focus on clinical solutions for lung and prostate cancer, respectively. Total combined investment is $95.0 million, with Aidence Holding B.V. at $50.0 million, and Quantib B.V. at $45.0 million.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report, which is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RadNet, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
March 1, 2022

-

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

(3) Exhibits

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

3.3	Amended and Restated Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 6, 2020)

4.1	Description of Securities (incorporated by reference the Description of Common Stock contained in the registration statement on Form S-3ASR filed on December 26, 2019)

10.1	Equity Incentive Plan, amended and restated as of April 15, 2021 (incorporated by reference to Exhibit 99.1 filed with Form S-8 on July 2, 2021).

10.2	Form of Incentive Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.3 filed with Form S-8 registration statement on July 2, 2021).

10.3	Form of Nonstatutory Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.3 filed with Form S-8 registration statement on July 2, 2021).

10.4	Form of Stock Award Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.4 filed with Form S-8 registration statement on July 2, 2021).

10.5	Form of Stock Units Agreement (deferred settlement) for the Equity Incentive Plan (incorporated by reference to Exhibit 99.5 filed with Form S-8 registration statement on July 2, 2021).

10.6	Nonqualified Deferred Compensation Plan, effective as of May 5, 2016 (incorporated by reference to exhibit filed with Form 8-K on May 9, 2016).

10.7	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to exhibit filed with Form 8-K on June 14, 2021).

10.8	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992; refiled herewith).*

10.9	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.10	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.11	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.12	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.13	Second Amendment to Employment Agreement dated November 16, 2015 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.14	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.15	First Amendment to Employment Agreement dated November 16, 2015 with Mark Stolper (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.16	Employment Agreement dated as of January 1, 2009 Stephen M. Forthuber (incorporated by reference to exhibit filed with Form 10-Q on May 10, 2017).*

10.17	Employment Agreement dated as of March 2, 2020 with David J. Katz (incorporated by reference to exhibit 10.1 of the Form 8K/A filed on March 4, 2020).*

10.18	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.19	First Amendment to Retention Agreement dated November 16, 2015 with Stephen Forthuber (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.20	Amended and Restated Severance Agreement dated January 26, 2022 with Ruth Wilson.*

10.21	Amended and Restated Severance Agreement dated February 24, 2022 with Christine Gordon.*

10.22
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

10.23
Revolving Credit and Term Loan Agreement dated September 30, 2015 among New Jersey Imaging Network, LLC, the various lenders identified therein, and SunTrust Bank as administrative agent, issuing bank and swingline lender (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2018)

10.24
Amended and Restated Revolving Credit and Term Loan Agreement dated  August 31, 2018 among New Jersey Imaging Network, LLC, the various lenders identified therein, and SunTrust Bank as administrative agent, issuing bank and swingline lender (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2018)

10.25
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

RADNET, INC.

Date: March 1, 2022	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 1, 2022

By	/s/ GREGORY E. SPURLOCK
Gregory E. Spurlock, Director

Date: March 1, 2022

By	/s/ RUTH VILLIGER-WILSON
Ruth Villiger-Wilson, Director

Date: March 1, 2022

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 1, 2022

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 1, 2022

By	/s/ LAURA P. JACOBS
Laura P. Jacobs, Director

Date: March 1, 2022

By	/s/ CHRISTINE GORDON
Christine Gordon, Director

Date: March 1, 2022

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: March 1, 2022