Form 10-Q
period 2022-03-31
RadNet, Inc.
filed 2022-05-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on May 5, 2022 was 56,219,473 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,713	$134,606
Accounts receivable	159,725	135,062
Due from affiliates	5,783	5,384
Prepaid expenses and other current assets	52,475	49,212
Total current assets	288,696	324,264
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	488,958	484,247
Operating lease right-of-use assets	595,792	584,291
Total property, equipment and right-of-use assets	1,084,750	1,068,538
OTHER ASSETS
Goodwill	570,188	513,820
Other intangible assets	99,339	56,603
Deferred financing costs	2,009	2,135
Investment in joint ventures	44,746	42,229
Deferred tax assets	12,800	14,853
Deposits and other	38,993	36,032
Total assets	$2,141,521	$2,058,474
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$276,313	$263,937
Due to affiliates	21,985	23,530
Deferred revenue	6,930	10,701
Current operating lease liability	64,906	65,452
Current portion of notes payable	11,164	11,164
Total current liabilities	381,298	374,784
LONG-TERM LIABILITIES
Long-term operating lease liability	590,665	577,675
Notes payable, net of current portion	740,707	743,498
Other non-current liabilities	7,401	16,360
Total liabilities	1,720,071	1,712,317
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 56,197,826 and 53,548,227 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in-capital	409,863	342,592
Accumulated other comprehensive loss	(20,761)	(20,421)
Accumulated deficit	(90,260)	(93,272)
Total RadNet, Inc.'s stockholders' equity	298,847	228,904
Noncontrolling interests	122,603	117,253
Total equity	421,450	346,157
Total liabilities and equity	$2,141,521	$2,058,474

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE
Service fee revenue	$303,276	$279,577
Revenue under capitation arrangements	38,491	35,742
Total service revenue	341,767	315,319
Provider relief funding	—	6,248
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	315,039	282,280
Depreciation and amortization	27,118	22,656
Loss (gain) on sale and disposal of equipment and other	1,128	(1,307)
Severance costs	201	285
Total operating expenses	343,486	303,914
(LOSS) INCOME FROM OPERATIONS	(1,719)	17,653

OTHER INCOME AND EXPENSES
Interest expense	11,593	12,826
Equity in earnings of joint ventures	(2,517)	(2,285)
Non-cash change in fair value of interest rate hedge	(20,819)	(11,245)
Other expenses	165	206
Total other income	(11,578)	(498)
INCOME BEFORE INCOME TAXES	9,859	18,151
Provision for income taxes	(1,496)	(4,376)
NET INCOME	8,363	13,775
Net income attributable to noncontrolling interests	5,350	4,317
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,013	$9,458

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$0.18

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	55,303,007	51,951,506
Diluted	56,362,193	52,828,941
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2022	2021
NET INCOME	$8,363	$13,775
Foreign currency translation adjustments	(1,264)	(12)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	923	925
COMPREHENSIVE INCOME	8,022	14,688
Less comprehensive income attributable to noncontrolling interests	5,350	4,317
COMPREHENSIVE INCOME ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$2,672	$10,371
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended March 31, 2022 and March 31, 2021.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - JANUARY 1, 2022	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157

Issuance of common stock under the equity compensation plan	530,188	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	13,119	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,801	—	—	10,801	—	10,801
Issuance of common stock in connection with acquisitions	2,106,292	—	56,470	—	—	56,470	—	56,470
Change in cumulative foreign currency translation adjustment	—	—	—	(1,264)	—	(1,264)	—	(1,264)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	923	—	923	—	923
Other	—	—	—	1	(1)	—	—	—
Net income	—	—	—	—	3,013	3,013	5,350	8,363
BALANCE-MARCH 31, 2022	56,197,826	$5	$409,863	$(20,761)	$(90,260)	$298,847	$122,603	$421,450

BALANCE - JANUARY 1, 2021	51,640,537	$5	$307,788	$(24,051)	$(117,999)	$165,743	$92,560	$258,303
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—
Issuance of common stock under the equity compensation plan	699,825	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	494	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,248	—	—	8,248	—	8,248
Purchase of noncontorlling interests	—	—	(4)	—	—	(4)	—	(4)
Contributions from noncontrolling partner	—	—	—	—	—	—	123	123
Change in cumulative foreign currency translation adjustment	—	—	—	(12)	—	(12)	—	(12)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	925	—	925	—	925
Net income	—	—	—	—	9,458	9,458	4,317	13,775
BALANCE-MARCH 31, 2021	52,340,856	$5	$316,032	$(23,138)	$(108,541)	$184,358	$97,000	$281,358

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,363	$13,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,118	22,656
Amortization of operating lease right-of-use assets	16,802	17,863
Equity in earnings of joint ventures, net of dividends	(2,517)	(2,285)
Amortization of deferred financing costs and loan discount	648	1,147
Loss (gain) on sale and disposal of equipment and other	1,128	(1,307)
Amortization of cash flow hedge, net of taxes	923	925
Non-cash change in fair value of interest rate hedge	(20,819)	(11,245)
Stock-based compensation	11,102	8,248
Change in fair value of contingent consideration	(501)	200
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(23,904)	(17,493)
Other current assets	(4,065)	(4,308)
Other assets	(1,417)	(3,507)
Deferred taxes	1,387	3,133
Operating lease liability	(15,859)	(18,291)
Deferred revenue	(4,519)	1,416
Accounts payable, accrued expenses and other	7,031	17,157
Net cash (used in) provided by operating activities	901	28,084
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging centers and other acquisitions	(25,123)	(57,075)
Purchase of property and equipment	(36,558)	(30,424)
Proceeds from sale of equipment	117	151
Net cash used in investing activities	(61,564)	(87,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	—	(827)
Payments on term loan debt	(3,313)	(10,824)
Proceeds from revolving credit facility	—	87,100
Payments on revolving credit facility	—	(87,100)
Net cash used in financing activities	(3,313)	(11,651)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	83	(12)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,893)	(70,927)
CASH AND CASH EQUIVALENTS, beginning of period	134,606	102,018
CASH AND CASH EQUIVALENTS, end of period	$70,713	$31,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,448	$8,267
Cash paid during the period for income taxes	$34	$24
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $42.2 million and $28.8 million during the three months ended March 31, 2022 and 2021, respectively, which were not paid for as of March 31, 2022 and 2021, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On January 20, 2022, we issued 1,141,234 shares of our common stock to complete our purchase of Aidence Holding B.V..The shares were ascribed a value of $30.6 million.
On January 20, 2022, we issued 965,058 shares to complete our purchase of Quantib B.V.. The shares were ascribed a value of $25.9 million.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At March 31, 2022, we operated directly or indirectly through joint ventures with hospitals, 351 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting.

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

The Group on a combined basis recognized $45.7 million and $46.1 million of revenue, net of management services fees to RadNet, for the three months ended March 31, 2022 and 2021, respectively and $45.7 million and $46.1 million of operating expenses for the three months ended March 31, 2022 and 2021, respectively. RadNet recognized $191.0 million and $179.0 million of total billed net service fee revenue for the three months ended March 31, 2022, and 2021, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, we have included approximately $100.4 million and $89.2 million, respectively, of accounts receivable and approximately $16.9 million and $14.4 million of accounts payable and accrued liabilities related to the Group, respectively.

At all of our centers not serviced by the Group we have entered into long-term contracts with medical groups to provide professional services at those centers, including supervision and interpretation of diagnostic imaging procedures. The medical groups maintain full control over the physicians they employ. Through our management agreements, we make available to the medical groups the imaging centers, including all furniture, fixtures and medical equipment therein. The medical groups are compensated for their services from the professional component of the global net service fee revenue and after deducting management service fees paid to us, we have no economic controlling interest in these medical groups. As such, the financial results of these groups are not consolidated in our financial statements.

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender, LLC is dependent on RadNet to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. We have continued to finance ScriptSender during it's development phase and our maximum exposure to loss is $3.9 million, which represents our receivable balance from the entity. Maximum exposure to loss is the loss that we would absorb in the event that all of the assets of ScriptSender are deemed worthless. We paid operating expenses for the venture of $0.4 million and $0.6 million for the three months ended March 31, 2022, and March 31, 2021, respectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2022 and 2021 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2021.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
During the period covered in this report, there have been no material changes to the significant accounting policies we use and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2021. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2021.
REVENUES - Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period when our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by Medicare and Medicaid, or negotiated with managed care health plans and commercial insurance companies. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
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
Our total service revenues during the three months ended March 31, 2022 and 2021 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2022	2021
Commercial insurance	$188,465	$182,096
Medicare	70,999	63,589
Medicaid	9,087	8,451
Workers' compensation/personal injury	12,449	10,399
Other patient revenue	7,123	4,775
Management fee revenue	5,508	5,219
Software revenue	3,399	2,426
AI revenue	599	—
Other	5,647	2,622
Service fee revenue	303,276	279,577
Revenue under capitation arrangements	38,491	35,742
Total service revenue	$341,767	$315,319

COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020.

Beginning in the second quarter of 2020 and through the three months ended March 31, 2022, we received funding from the various programs established by the CARES Act as follows:

•$39.6 million total of accelerated Medicare payments received, $39.5 million for the twelve months ended December 31, 2020 and $0.1 million for the twelve months ended December 31, 2021.

•$4.0 million from the Paycheck Protection Program through the twelve months ended December 31, 2020.

•$35.4 million total Provider Relief Funding, $26.3 million received for the twelve months ended December 31, 2020 and $9.1 million received for the twelve months ended December 31, 2021, with $6.2 million of it received during the three months ended March 31, 2021. No Provider Relief Funding was received for the three months ended March 31, 2022.

The accelerated Medicare and Blue Shield payments were recorded to Deferred Revenue in our consolidated balance sheet and are being applied to revenue as services are performed beginning in 2021. Through the three months ended March 31, 2022, $36.0 million of the accelerated Medicare payments has been applied to revenue.

The $4.0 million secured from the Paycheck Protection Program was accounted for as debt and in December 2020 we met the eligibility requirements under the government guidelines for forgiveness and the loans were written off to gain on extinguishment of debt.

The Provider Relief Funding from 2021 is displayed as such on our condensed consolidated statements of operations.

The CARES Act also provides for the deferral of the employer-paid portion of the social security payroll tax with 50% due by December 31, 2021 and 50% due December 31, 2022. We elected to defer $16.3 million of this tax through December 31, 2020. Additionally, The CARES Act provided a refundable employer tax credit equal to 50% of qualified wages, including certain health insurance costs, that can be used to offset payroll tax liabilities. In 2021 we qualified for a portion of the credit and recorded a benefit of $7.7 million through a reduction of payroll tax expense. Our remaining deferred tax liability balance of approximately $8.1 million at March 31, 2022, will be paid by December 31, 2022.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreement were $17.0 million and $17.7 million at March 31, 2022 and December 31, 2021, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $2.0 million and $2.1 million, as of March 31, 2022 and December 31, 2021, respectively and related to our Barclays Revolving Credit Facility. See Note 5, Credit Facilities and Notes Payable for more information.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at March 31, 2022 totaled $570.2 million. Indefinite lived intangible assets at March 31, 2022 were $13.2 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2021, noting no impairment. We considered the current and expected future economic and market conditions surrounding COVID-19 pandemic and did not identify an indication of goodwill impairment being more likely than not through March 31, 2022. Activity in goodwill for the three months ended March 31, 2022 is provided below (in thousands):

Balance as of December 31, 2021	$513,820
Goodwill from acquisitions	57,215
Valuation adjustment	(296)
Currency translation	(551)
Balance as of March 31, 2022	$570,188
Goodwill balances at March 31, 2022 reflect additional goodwill arising from deferred tax liabilities recorded on our acquisitions of Aidence Holding B.V. and Quantib B.V. of $7.3 million. See Note 4, Business Combinations and Related Activity for more information.

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
We recorded income tax expense of $1.5 million, or an effective tax rate of 15.2%, for the three months ended March 31, 2022 compared to income tax expense of $4.4 million, or an effective tax rate of 24.1% for the three months ended March 31, 2021. The income tax rates for the three months ended March 31, 2022 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes (iii) effects of foreign income taxes; and (iv) excess tax benefits attributable to share-based compensation. We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of March 31, 2022. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we have amended and restated at various points in time: first on April 20, 2015, second on March 9, 2017, and currently as of April 15, 2021 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 10, 2021. We have reserved 16,500,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 7, Stock-Based Compensation, for more information.
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying comprehensive income or loss and its components. Our unrealized gains or losses on foreign currency translation adjustments, interest rate cap and swap agreements are included in comprehensive loss and are included in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

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
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2022
Account	December 31, 2021 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	March 31, 2022 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(18,886)	$—	$923	$(17,963)	Equity

For the twelve months ended December 31, 2021
Account	December 31, 2020 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	December 31, 2021 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(22,581)	$—	$3,695	$(18,886)	Equity

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2022
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Gross amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$20,819	Other income (expense)	$(923)	Interest Expense

See Fair Value Measurements section below for the fair value of the 2019 Swaps at March 31, 2022.
CONTINGENT CONSIDERATION - On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening, in a combination stock and cash purchase. As part of the purchase agreement, we will issue 18 months after acquisition, 113,303 shares with an initial fair value at the date of close of $3.0 million subject to adjustment for any indemnification claims and will be marked to market in subsequent periods. See Note 4, Business Combinations and Related Activity for more information on the Quantib acquisition.
A tabular presentation of the effect of contingent consideration on our condensed consolidated balance sheet is as follows (amounts in thousands):

For the three months ended March 31, 2022
Account	January 20, 2022 Balance	Amount of other non operating income recognized on contingent consideration	March 31, 2022 Balance	Location
Accrued Expenses	$—	$(501)	$501	Liabilities and Non Operating Income

See Fair Value Measurements section below for the fair value of contingent consideration at March 31, 2022.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$4,500	$—	$4,500

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2019 Swaps - Interest Rate Contracts	$—	$16,319	$—	$16,319
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
Contingent Consideration:
The table below summarize the estimated fair values of certain of our shares of common stock issued in our Quantib B.V. acquisition on January 20, 2022, and held back for indemnification purposes that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Long term liabilities
113,303 shares of RadNet common stock	$—	$—	$2,535	$2,535

The estimated fair value of these contracts was determined using Level 3 inputs. More specifically, the fair value was determined by calculating the value estimated shares issuable as of the reporting date (which was $22.37), the time period related to the contractual settlement term, and the probability of issuing the shares. As all the inputs are not observable (excluding our closing share price) and cannot be corroborated by observable market data, we employ a Level 3 category.
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$753,769	$—	$753,769	$764,563

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$766,973	$—	$766,973	$767,875
At March 31, 2022 and at December 31, 2021 our Barclays revolving credit facility had no balance outstanding. Our SunTrust revolving credit facility relating to our consolidated subsidiary The New Jersey Imaging Network ("NJIN"), had no principal amount outstanding at March 31, 2022 and at December 31, 2021.
The estimated fair value of our long-term debt, which is discussed in Note 6, Credit Facilities and Notes Payable, was determined using Level 2 inputs primarily related to comparable market prices.
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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net income attributable to RadNet, Inc.'s common stockholders	$3,013	$9,458

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	55,303,007	51,951,506
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.05	$0.18

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	55,303,007	51,951,506
Add nonvested restricted stock subject only to service vesting	197,911	253,265
Add additional shares issuable upon exercise of stock options and contingently issuable shares	861,275	624,170
Weighted average number of common shares used in calculating diluted net income per share	56,362,193	52,828,941
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.05	$0.18

Stock options and non vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Shares issuable upon the exercise of stock options:	46,912	82,595

EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of March 31, 2022, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of March 31, 2022.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. No observable price changes or impairment in our investment was identified as of March 31, 2022.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of March 31, 2022.

INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2022.
Acquisition by Equity Method Investments

During the first quarter of 2022, our joint venture with Calvert Medical Imaging Center, LLC, completed the acquisition of certain assets to strengthen our presence in the Maryland market. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Right of Use Liabilities
IFRC LLC *^	1/1/2022	3,922	2,121	1,295	1,801	(1,295)
*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, two of which were purchased separately by wholly owned RadNet subsidiaries.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2022 (in thousands):

Balance as of December 31, 2021	$42,229
Equity in earnings in these joint ventures	2,517
Balance as of March 31, 2022	$44,746
We charged management service fees from the centers underlying these joint ventures of approximately $5.5 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively.
The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2022 and December 31, 2021 and income statement data for the three months ended March 31, 2022 and 2021 (in thousands):

Balance Sheet Data:	March 31, 2022	December 31, 2021
Current assets	$37,119	$37,186
Noncurrent assets	83,407	73,592
Current liabilities	(12,722)	(12,919)
Noncurrent liabilities	(27,298)	(22,370)
Total net assets	$80,506	$75,489

Book value of RadNet joint venture interests	$37,214	$34,930
Cost in excess of book value of acquired joint venture interests and other	7,532	7,299
Total value of RadNet joint venture interests	$44,746	$42,229

Income statement data for the three months ended March 31,	2022	2021
Net revenue	$34,411	$31,718
Net income	$5,035	$4,803

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARD

Accounting standards adopted

In November 2021, the FASB issued ASU 2021-10 ("ASU 2021-10"), Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard was effective for financial statements issued for annual reporting periods beginning after December 15, 2021. As ASU 2021-10 only impacts annual financial statement footnote disclosures, the adoption did not have a material effect on our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 ("ASU 2021-01"), Reference Rate Reform (Topic 848), Scope. ASU 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain option expedients and exceptions in Topic 848. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The adoption did not have a material effect on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The adoption did not have a material effect on our consolidated financial statements.

Accounting standards not yet adopted

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
NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center

During the first quarter of 2022, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the Maryland market. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Other Assets	Right of Use Liabilities
IFRC LLC*^	1/1/2022	4,800	2,103	857	2,697	—	(857)
IFRC LLC*^	1/1/2022	8,200	2,910	1,703	5,271	19	(1,703)
Total		13,000	5,013	2,560	7,968	19	(2,560)
*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, one of which was purchased separately by a joint venture with Calvert Medical Imaging Centers, LLC.

Artificial Intelligence

Aidence Holding B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening, in an combination stock and cash purchase. Aidence is reported as part of our artificial intelligence segment and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including i) 1,117,872 shares issued at $26.80 per share with a fair value of $30.0 million ii) cash of $1.8 million and iii) assuming liabilities of $11.9 million, $7.4 million in milestone contingent consideration and cash holdback of $4.5 million and iv) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. We preliminarily recorded $1.0 million in current assets, $0.2 million in property plant and equipment, $27.5 million in intangible assets, $3.2 million in liabilities and $19.2 million in goodwill.

Quantib B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening, in a combination stock and cash purchase. Quantib is reported as part of our artificial intelligence segment, and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $42.3 million including i) 965,058 shares issued at $26.80 per share with a fair value of $25.9 million ii) cash of $11.8 million and iii) 113,303 shares with a fair value at the date of close of $3.0 million and cash holdback of $1.6 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods. We preliminarily recorded $2.4 million in current assets, $0.1 million in property plant and equipment, $21.3 million in intangible assets, $3.7 million in liabilities and $22.2 million in goodwill.

As noted above, our acquisitions of Aidence and Quantib are preliminary. As we finalize our estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is preliminary as of March 31, 2022 for the acquired assets and liabilities as we are currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities and intangible assets, along with the opening working capital accounts, which could have a material impact on our results of operations and financial position.

NOTE 5 – SEGMENT REPORTING

Our reportable segments are described below:

Imaging Center
Our Imaging Center segment provides physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a strategy that diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Included in the segment is our eRad subsidiary, which designs the underlying critical scheduling, data storage and retrieval systems necessary for imaging center operation.

Artificial Intelligence ("AI")
Our AI segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with an emphasis on brain, breast, prostate, and pulmonary diagnostics.

Our chief operating decision maker ("CODM"), who is also our CEO, evaluates the financial performance of our segments based upon their respective revenue and segmented internal profit and loss statements prepared on a basis not consistent with GAAP. We do not report balance sheet information by segment since it is not reviewed by our CODM.

The table below present segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Imaging Centers	$341,168	$315,319
AI	599	—
Total revenue	$341,767	$315,319

Cost of Operations
Imaging Centers	$310,110	$281,013
AI	4,929	1,267
Total cost of operations	$315,039	$282,280

Depreciation and Amortization:
Imaging Centers	$25,805	$22,569
AI	1,313	87
Total depreciation and amortization	$27,118	$22,656

Loss (Gain) on Disposal of Equipment:
Imaging Centers	$1,154	$(1,307)
AI	(26)	—
Total loss (gain)	$1,128	$(1,307)

Severance
Imaging Centers	$201	$285
AI	—	—
Total severance	$201	$285

(Loss) Income from Operations
Imaging Centers	$3,898	$12,759
AI	(5,617)	(1,354)
Total (loss) income from operations	$(1,719)	$11,405

For proper comparative purposes, Imaging Center segment revenue in 2021 excludes $6.2 million in Provider Relief Funding, as it represents a form of direct Government stimulus.

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE
As of March 31, 2022 and December 31, 2021 our term loan debt obligations are as follows (in thousands):

	March 31, 2022	December 31, 2021
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$719,563	$721,375
Discount on First Lien Term Loans	(12,692)	(13,213)
SunTrust Term Loan collateralized by NJIN's tangible and intangible assets	45,000	46,500
Total debt obligations	751,871	754,662
Less: current portion	(11,164)	(11,164)
Long term portion debt obligations	$740,707	$743,498
We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at March 31, 2022 and have reserved $7.8 million for certain letters of credit. The remaining $187.2 million of our Barclays Revolving Credit Facility was available to draw upon as of March 31, 2022. We had no outstanding balance under our $30.0 million SunTrust Revolving Credit Facility at March 31, 2022. As of March 31, 2022, we were in compliance with all covenants under our credit facilities.
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
Senior Secured Credit Facilities
First Lien Term Loans:

The First Lien Term Loans under the Restated Credit Agreement bear interest at either a Eurodollar Rate or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement), plus an applicable margin. The applicable margin for Eurodollar Rate term loans under the Restated Credit Agreement is 3.25% per annum, with a reduction to 3.00% per annum upon delivery by us of financial statements for the period ending March 31, 2021 evidencing a first lien net leverage ratio of 3.50 to 1.00 or less. Such statements were delivered by us on May 27, 2021. At March 31, 2022 the effective Eurodollar Rate and the Alternate Base Rate for the First Lien Term Loans under the Restated Credit Agreement was 0.75% and 3.50%, respectively and the applicable margin for the Eurodollar Rate and Alternate Base Rate First Lien Term Loans under the Restated Credit Agreement was 3.00% and 2.00%, respectively.

The Restated Credit Agreement provides for quarterly payments of principal for the First Lien Term Loan in the amount of approximately $1.8 million. The First Lien Term Loan will mature on April 23, 2028 unless otherwise accelerated under the terms of the Restated Credit Agreement.
SunTrust Credit Facilities:
At March 31, 2022, our SunTrust credit facilities, which relate to our consolidated subsidiary The New Jersey Imaging Network, L.L.C.("NJIN"), were comprised of one term loan in the principal amount described in the table above (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement dated August 31, 2018, among NJIN, as borrower, with SunTrust Bank, as administrative agent, and the lenders identified therein (as amended, the "SunTrust Credit Agreement"). Our SunTrust Term Loan bears interest at either an Adjusted LIBOR or a Base Rate (each as defined in the SunTrust Credit Agreement), plus an applicable margin according to the following schedule:

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

The loans and other obligations outstanding under the SunTrust Credit Agreement currently bear interest at a three month LIBOR election at 0.22% plus an applicable margin and fees based on Pricing Level V described above.

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

Revolving Credit Facilities
Barclays Revolving Credit Facility

The Barclays Revolving Credit Facility under the Restated Credit Agreement is a $195.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $2.0 million at March 31, 2022.

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

As of March 31, 2022, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 5.25%.

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

SunTrust Revolving Credit Facility

The SunTrust Credit Agreement established a $30.0 million revolving credit facility available to NJIN for funding requirements. The SunTrust Revolving Credit Facility terminates on the earliest of (i) August 31, 2023, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise). As of March 31, 2022, NJIN had no borrowings under the SunTrust Revolving Credit Facility.

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

NOTE 7 – STOCK-BASED COMPENSATION
Stock Incentive Plans
We have one long-term equity incentive plan, the RadNet, Inc. Equity Incentive Plan, which we first amended and restated April 20, 2015, again on March 9, 2017 and currently as of April 15, 2021 (the "Restated Plan”). The Restated Plan was most recently approved by our stockholders at our annual stockholders meeting on June 10, 2021. We have reserved for issuance under the Restated Plan 16,500,000 shares of common stock. We can issue options (incentive and nonstatutory), performance based options, stock awards (restricted or unrestricted), stock units, performance based stock units, and stock appreciation rights under the Restated Plan.
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

As of March 31, 2022, we had outstanding options to acquire 683,914 shares of our common stock, of which options to acquire 508,969 shares were exercisable. The following summarizes all of our option transactions for the three months ended March 31, 2022:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2021	473,939	$9.38
Granted	209,975	29.44
Balance, March 31, 2022	683,914	15.54	6.49	$6,157,802
Exercisable at March 31, 2022	508,969	11.05	5.43	6,126,246
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2022 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2022. As of March 31, 2022, total unrecognized stock-based compensation expense related to non-vested employee awards was $2.6 million, which is expected to be recognized over a weighted average period of approximately 2.24 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of March 31, 2022, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $1.6 million, which is expected to be recognized over a weighted average period of approximately 1.23 years

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance December 31, 2021	320,660	$—
Exercised	(12,637)	—
Balance, March 31, 2022	308,023	—	7.18	$6,890,475
Exercisable at March 31, 2022	46,912	—	7.18	1,049,413
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of March 31, 2022, we have issued a total of 7,743,651 RSA’s of which 438,786 were unvested at March 31, 2022. The following summarizes all unvested RSA’s activities during the three months ended March 31, 2022:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2021	456,075		$20.06
Changes during the period
Granted	500,622		$28.72
Vested	(517,911)		$21.63
RSA's unvested at March 31, 2022	438,786	1.16	$25.96
We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.

Other stock bonus awards
The Restated Plan also permits share awards not subject to any future service period. These are valued and expensed based on the closing price of our common stock on the date of award. During the three months ended March 31, 2022, no such awards were granted.
Performance based stock units ("PSUs")
In January 2022, the company granted certain employees PSUs with a target award of 25,683 shares of our common stock. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2022 through December 31, 2022.
Performance based stock options ("PSOs")
In January 2022, the company granted certain employees PSOs with a potential to option a maximum of 111,925 shares of our common stock. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 111,925 shares) depending upon the extent to which we achieve a performance condition as determined the board of directors over the period from January 1, 2022 through December 31, 2022.
Restated Plan summary
In summary, of the 16,500,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2022, there remain 2,380,364 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS
Formation of majority owned subsidiary
On April 1, 2022 we entered into Frederick County Radiology, LLC, a partnership with Frederick Health Hospital, Inc. ("Hospital"). The operation will offer multi-modality services out of six locations in Frederick, Maryland. RadNet will have a 65% economic interest and Hospital will have a 35% economic interest.
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2022.
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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report include, among others, statements we make regarding:
•anticipated trends in our revenues, operating expenses or capital expenditures, and our financial guidance;
•expected future market acceptance for our products or services, and the anticipated protection afforded by our competitive strengths in the markets we serve;

•potential timing and impact of changes in regulations impacting our business;

•the ongoing impact on our business, suppliers, payors, customers, referral sources, partners, patients and employees of the COVID-19 pandemic;

•the anticipated effect of the measures we are taking to respond to the COVID-19 pandemic

•our ability to successfully acquire and integrate new imaging operations;

•cost savings, efficiencies and improvements anticipated from our investments in artificial intelligence and machine learning products and services; and

•our future liquidity and our continuing ability to service and remain in compliance with applicable debt covenants or refinance our current indebtedness.
Forward-looking statements are neither historical facts nor assurances of future performance. Because forward-looking statements relate to the future, they are inherently subject to known and unknown risks, uncertainties and other factors that are difficult to predict and our of our control. Our actual results, level of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forwards-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied in our forward-looking statements include the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2021 or supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
Any forward-looking statement in this quarterly report is based on information currently available to us and speaks only as of the date of this report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report or any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report, except as required by law.

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2022, we operated, directly or indirectly through joint ventures with hospitals, 351 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence

Our Imaging Center segment provides physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a strategy that diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Included in the segment is our eRad subsidiary, which designs the underlying critical scheduling, data storage and retrieval systems necessary for imaging center operation.

Our Artificial Intelligence ("AI") segment that has been established through our acquisitions of DeepHealth, Nulogix Aidence Holding B.V. and Quantib B.V.. Our current AI focus is to develop solutions that employ machine learning to assist radiologists and other clinicians in interpreting images and improving patient care, initially in the fields of brain, breast, prostate, and pulmonary diagnostics..

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our centers. The following table shows our centers in operation and revenues for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Centers in operation	351	346
Net revenues (millions)	$342	$315
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
Our total service revenue during the three months ended March 31, 2022 and 2021 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2022	2021
Commercial insurance	$188,465	$182,096
Medicare	70,999	63,589
Medicaid	9,087	8,451
Workers' compensation/personal injury	12,449	10,399
Other patient revenue	7,123	4,775
Management fee revenue	5,508	5,219
Software revenue	3,399	2,426
AI revenue	599	—
Other	5,647	2,622
Service fee revenue	303,276	279,577
Revenue under capitation arrangements	38,491	35,742
Total service revenue	$341,767	$315,319
Recent Developments

As 2022 begins, our procedure volumes remain strong. Our acquisitions of Aidence Holding B.V. and Quantib B.V. have expanded our AI initiatives to encompass imaging diagnostics solutions for the most prevalent cancers. We have also opened five centers through a combination of acquisition and internal development.

Equity Investments, Acquisitions and Dispositions, and Joint Venture Activity
We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2021.
Equity Investments
As of March 31, 2022, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of March 31, 2022.

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted into an additional 80,000 shares effective December 21, 2019. No observable price changes or impairment in our investment was identified as of March 31, 2022.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of it operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of March 31, 2022.
Acquisitions

Imaging Center

During the first quarter of 2022, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the Maryland market. These acquisitions are reported as part of our Imaging Center segment.. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Right of Use Liabilities
IFRC LLC*^	1/1/2022	4,800	2,103	857	2,697	(857)
IFRC LLC*^	1/1/2022	8,200	2,910	1,703	5,271	(1,703)
Total		13,000	5,013	2,560	7,968	(2,560)
*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, one of which was purchased separately by a joint venture with Calvert Medical Imaging Centers, LLC.

Artificial Intelligence

Aidence Holding B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening, in an combination stock and cash purchase. Aidence is reported as part of our artificial intelligence segment and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including i) 1,117,872 shares issued at $26.80 per share with a fair value of $30.0 million ii) cash of $1.8 million and iii) assuming liabilities of $11.9 million, $7.4 million in milestone contingent consideration and cash holdback of $4.5 million and iv) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. We preliminarily recorded $1.0 million in current assets, $0.2 million in property plant and equipment, $27.5 million in intangible assets, $3.2 million in liabilities and $19.2 million in goodwill.

Quantib B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening, in a combination stock and cash purchase. Quantib is reported as part of our artificial intelligence segment, and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $42.3 million including i) 965,058 shares issued at $26.80 per share with a fair value of $25.9 million ii) cash of $11.8 million and iii) 113,303 shares with a fair value at the date of close of $3.0 million and cash holdback of $1.6 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims. We preliminarily recorded $2.4 million million in current assets, $0.1 million in property plant and equipment, $21.3 million in intangible assets, $3.7 million in liabilities and $22.2 million in goodwill.

As we finalize our estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of March 31, 2022 for the acquired assets and liabilities as we are currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities and intangible assets, along with the opening working capital accounts, which could have a material impact on our results of operations and financial position.
Joint Venture Activity
Acquisition

During the first quarter of 2022, our joint venture with Calvert Medical Imaging Center, LLC, completed the acquisition of certain assets to strengthen our presence in the Maryland market. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Right of Use Liabilities
IFRC LLC *^	1/1/2022	3,922	2,121	1,295	1,801	(1,295)
*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, two of which were purchased separately by wholly owned RadNet subsidiaries.
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2022 (in thousands):

Balance as of December 31, 2021	$42,229
Equity in earnings in these joint ventures	2,517
Balance as of March 31, 2022	$44,746
We charged management service fees from the centers underlying these joint ventures of approximately $5.5 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively.

The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2022 and December 31, 2021 and income statement data for the three months ended March 31, 2022 and 2021 (in thousands):

Balance Sheet Data:	March 31, 2022	December 31, 2021
Current assets	$37,119	$37,186
Noncurrent assets	83,407	73,592
Current liabilities	(12,722)	(12,919)
Noncurrent liabilities	(27,298)	(22,370)
Total net assets	$80,506	$75,489

Book value of RadNet joint venture interests	$37,214	$34,930
Cost in excess of book value of acquired joint venture interests	7,532	7,299
Total value of RadNet joint venture interests	$44,746	$42,229

Income statement data for the three months ended March 31,	2022	2021
Net revenue	$34,411	$31,718
Net income	$5,035	$4,803
Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2021, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.
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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended March 31, 2022.

Provider Relief Fund (COVID-19 Stimulus Funding)

The Provider Relief Fund offers government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. We have recorded provider relief funding in our condensed Consolidated Statements of Operations in the amount of $6.2 million for the three months ended March 31, 2021. No provider relief funding was received for the three months ended March 31, 2022. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment. In recognizing revenue associated with provider relief funding our management is required to assess whether our operations have meet the applicable requirements for the funding received. During the quarter ended March 31, 2022, we continued to evaluate our operating results in light of the most recent government guidance and based on our assessment, the amount of revenue recognized is appropriate.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended March 31, 2022.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at March 31, 2022 totaled $570.2 million. Indefinite Lived Intangible Assets at March 31, 2022 were $13.2 million and are associated with the value of certain trade name intangibles. Our management reviews the fair value of our reporting units on an annual basis to determine if an event has occurred which suggest that the fair value of a reporting unit may be impaired. When we determine the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The review of fair value requires our management to make assessments of the business and financial prospects for a particular reporting unit. We tested goodwill for impairment on October 1, 2021. We also continue at regular intervals to consider the current and expected future economic and market conditions surrounding the COVID-19 pandemic and to date have not had an indication of goodwill impairment being more likely than not through March 31, 2022.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.

Results of Operations
The following table sets forth, for the three months ended March 31, 2022 and 2021, the percentage that certain items in the statements of operations bears to total service revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE
Service fee revenue	88.7%	88.7%
Revenue under capitation arrangements	11.3%	11.3%
Total service revenue	100.0%	100.0%
Provider relief funding	—%	2.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	92.2%	89.5%
Depreciation and amortization	7.9%	7.2%
Loss (gain) on sale and disposal of equipment and other	0.3%	(0.4)%
Severance costs	0.1%	0.1%
Total operating expenses	100.5%	96.4%

(LOSS) INCOME FROM OPERATIONS	(0.5)%	5.6%

OTHER INCOME AND EXPENSES
Interest expense	3.4%	4.1%
Equity in earnings of joint ventures	(0.7)%	(0.7)%
Non-cash change in fair value of interest rate hedge	(6.1)%	(3.6)%
Other expenses	—%	0.1%
Total other income	(3.4)%	(0.2)%
INCOME BEFORE INCOME TAXES	2.9%	5.8%
Provision for income taxes	(0.4)%	(1.4)%
NET INCOME	2.4%	4.4%
Net income attributable to noncontrolling interests	1.6%	1.4%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	0.9%	3.0%
Results of Operations
Imaging Center Segment

We have developed our medical imaging centers segment through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three months ended March 31, 2022 and 2021.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Total Revenue inclusive of Provider Relief funding where applicable for 2022 and 2021

In Thousands	Three Months Ended March 31,
Revenue	2022	2021	$ Increase/(Decrease)	% Change
Total Revenue	$341,167	$321,567	$19,600	6.1%
Same Center Revenue	$314,705	$305,892	$8,813	2.9%
Excluded	$26,462	$15,675	—	—
Upswing in revenue reflects an overall same center 6.2% growth in total procedure volumes over the same period in the prior year as business continues to return to pre-COVID-19 levels. On a same center basis, with routine imaging procedures rising 5.6%, and advanced radiology procedures of MRI, PET and CT, expanding at a combined 7.9%, revenue increased over the same period in the prior year. Total Provider Relief funding used to offset lost revenue due to the pandemic and included in the above amounts was $6.2 million for the three months ended March 31, 2021. Excluded amounts refer to revenue contributions for the three month periods ending March 31, 2022 and March 31, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through March 31, 2022.

Operating Expenses

Total operating expenses for the three months ended March 31, 2022 increased approximately $34.7 million, or 11.5%, from $302.6 million for the three months ended March 31, 2021 to $337.3 million for the three months ended March 31, 2022. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Salaries and professional reading fees, excluding stock-based compensation	$196,962	$177,204
Stock-based compensation	10,357	7,791
Building and equipment rental	29,623	28,711
Medical supplies	15,557	13,970
Other operating expenses *	57,611	53,337
Cost of operations	310,110	281,013

Depreciation and amortization	25,806	22,569
Loss on sale and disposal of equipment	1,154	(1,307)
Severance costs	201	285
Total operating expenses	$337,271	$302,560
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended March 31, 2022 and 2021 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended March 31,
Salaries and Professional Fees	2022	2021	$ Increase/(Decrease)	% Change
Total Salaries	$196,962	$177,204	$19,758	11.2%
Same Center Salaries	$182,278	$168,535	$13,743	8.2%
Excluded	$14,684	$8,669	—	—

Stemming from the higher procedure volumes noted above, our staffing levels were adjusted to support the influx of patients seeking radiology procedures. In addition, we face inflation in employee cost similar to the general economy as demand returns to pre-Covid levels. Excluded amounts refer to salaries and professional reading fees for the three month periods ending March 31, 2022 and March 31, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through March 31, 2022.
Stock-based compensation

Stock-based compensation increased $2.6 million, or 32.9% to approximately $10.4 million for the three months ended March 31, 2022 compared to $7.8 million for three months ended March 31, 2021. This increase was driven by the higher fair value of RSA’s awarded and vested in the first quarter of 2022 as compared to RSA’s awarded and vested in the prior year’s first quarter.
Building and equipment rental

In Thousands	Three Months Ended March 31,
Building & Equipment Rental	2022	2021	$ Increase/(Decrease)	% Change
Total	$29,623	$28,711	$912	3.2%
Same Center	$24,425	$25,462	$(1,037)	(4.1)%
Excluded Sites	$5,198	$3,249	—	—

The decrease in building and rental expense relates to reduced equipment rental expenses relating to operating lease contracts which ended or were bought out during 2021. Excluded amounts refer to building and equipment rental for the three month periods ending March 31, 2022 and March 31, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through March 31, 2022.
Medical supplies

In Thousands	Three Months Ended March 31,
Medical Supplies Expense	2022	2021	$ Increase/(Decrease)	% Change
Total	$15,557	$13,970	$1,587	11.4%
Same Center	$14,505	$13,229	$1,276	9.7%
Excluded Sites	$1,052	$741	—	—

The rise in Medical supplies expense corresponds to higher patient volume combined with price increases for contrasting agents used in advanced radiology procedures. Excluded amounts refer to medical supplies expense for the three month periods ending March 31, 2022 and March 31, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through March 31, 2022. .
Other operating expenses

In Thousands	Three Months Ended March 31,
Other Operating Expenses	2022	2021	$ Increase/(Decrease)	% Change
Total	$57,611	$53,337	$4,274	8.0%
Same Center	$52,326	$50,521	$1,805	3.6%
Excluded Sites	$5,285	$2,816	—	—

Other operating expenses increase relates to one time settlement charge for telecom contracts being phased out as part of a change in service provider. Excluded amounts refer to other operating expenses for the three month periods ending March 31, 2022 and March 31, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through March 31, 2022.

Additional segment operating and non operating expenses:

In Thousands	Three Months Ended March 31,
	2022	2021	$ Increase/(Decrease)	% Change
Depreciation and amortization	$25,806	$22,569	$3,238	14.3%
Loss (gain) on disposal of equipment and other	$1,154	($1,307)	$2,461	nm
Non-cash change in fair value of interest rate hedge	($20,819)	($11,245)	(9,575)	nm
Other expenses	$661	$7	$654	nm
Severance	$201	$285	(84)	(34.6)%
nm= not meaningful
Interest expense

In Thousands	Three Months Ended March 31,
Interest Expense	2022	2021	$ Increase/(Decrease)	% Change
Total Interest Expense	$11,601	$12,826	$(1,224)	(9.5)%
Interest related to derivatives*	$3,671	$3,650
Interest related to amortization**	$647	$1,147
Adjusted Interest Expense***	$7,283	$8,029	$(745)	(9.3)%
* Includes interest on current and prior derivative instruments not related to debt obligations.
** Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.
***Includes interest related to our term loans, revolving credit line,notes, finance leases and other.

Excluding the effect of interest expense related to derivatives and amortization for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, interest expense decreased $0.7 million, or 9.3%. The reduction in interest expense is attributable to a lower base rate that that was negotiated as part of an amendment to our senior credit facilities which reduced the effective interest rates on our term loan and revolving credit facilities as compared to the same period last year. Based on recent increases in global interests rates, we expect the effective interest rates on our senior credit facilities, and our related interest expense, to rise in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future interest expense exposure we have entered into certain interest rate swap agreements. See the Derivative Instruments section of Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in this report for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures
For the three months ended March 31, 2022 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.5 million and for three months ended March 31, 2021 we recognized equity in earnings from unconsolidated joint ventures of $2.3 million, an increase of $0.2 million or 10.2%. The increase was mainly related to the equity in earnings received from our venture operations in Maryland.

AI Segment
Our AI segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with an emphasis on brain, breast, prostate, and pulmonary diagnostics. We are developing our AI segment initially through acquisition activity. Our acquisitions of Nulogix and Deephealth comprise the results for 2021. Our 2022 results now include our recent additions of Aidence Holding B.V and Quantib B.V. The breakdown of revenue and expenses of the segment for the three months ended March 31, 2022 and 2021 are as follows:

In Thousands	Three Months Ended March 31,
	2022	2021	$ Increase/(Decrease)
Revenue	$599	$—	$599
Loss from Operations	($5,617)	($1,354)	($4,263)
Other	($504)	$200	(704)
Segment loss	($5,113)	($1,554)	($3,559)

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
We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and excluding losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period. We have not made specific adjustments to our calculation of Adjusted EBITDA in response to COVID 19. Our net income reflected below includes the effect of revenue received under the Provider Relief Fund of $6.2 million for the three months ended March 31, 2021.
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

Adjusted EBITDA is most comparable to the GAAP financial measure, net income attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021
Net income attributable to RadNet, Inc. common stockholders	$3,013	$9,458
Provision for income taxes	1,496	4,376
Interest expense	11,593	12,826
Severance costs	201	285
Depreciation and amortization	27,118	22,656
Non-cash employee stock-based compensation	11,102	8,248
Loss (gain) on sale and disposal of equipment and other	1,128	(1,307)
Non-cash change in fair value of interest rate hedge	(20,819)	(11,245)
Other expenses	165	206
Legal settlements	2,197	—
Non operational rent expenses	938	—
Gain on sale of equipment attributable to noncontrolling interest
Adjusted EBITDA including losses from AI Segment & Provider Relief Funding	$38,132	$45,503

Provider relief funding	—	(6,248)
Adjusted EBITDA including losses from AI Segment and excluding benefit from Provider Relief Funding	$38,132	$39,255
Losses from AI Segment	3,585	811
Adjusted EBITDA excluding losses from AI Segment & Provider Relief Funding	$41,717	$40,066

Liquidity and Capital Resources
The following table summarizes key balance sheet data related to our liquidity as of March 31, 2022 and December 31, 2021 and income statement data for the three months ended March 31, 2022 and 2021 (in thousands):

Balance Sheet Data:	March 31, 2022	December 31, 2021
Cash and cash equivalents	$70,713	$134,606
Accounts receivable	159,725	135,062
Working capital (exclusive of current operating lease liabilities)	(27,696)	14,932
Stockholders' equity	421,450	346,157

Income statement data for the three months ended March 31,	2022	2021
Total net revenue	$341,767	$315,319
Net income attributable to RadNet common stockholders	3,013	9,458

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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the three months ended:

Cash Flow Data	March 31, 2022	March 31, 2021
Cash provided by operating activities	$901	$28,084
Cash used in investing activities	(61,564)	(87,348)
Cash used in financing activities	(3,313)	(11,651)
Cash used in operating activities for the three months ended March 31, 2022 was $0.9 million and cash provided by operation activities was $28.1 million for the three months ended March 31, 2021. Our cash provided by operating activities for the three months ended March 31, 2022 was affected by the non-cash change in fair value of our interest rate hedge of $20.8 million. Our cash provided by operating activities for the period ended March 31, 2021 was benefited by the receipt of $39.6 million in CMS advances recorded as deferred revenue.
Cash used in investing activities for the three months ended March 31, 2022, included purchases of property and equipment for approximately $36.6 million and the acquisition of imaging business and other assets for $25.1 million. As part of our business operations we continually evaluate investment opportunities.
Cash used in financing activities of $3.3 million for the three months ended March 31, 2022, was due to payment on our term loan obligations. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements for more information.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At March 31, 2022 we have $17.0 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with SunTrust Bank. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility of $195.0 million. The SunTrust credit facilities are comprised of a term loan and a revolving credit facility of $30.0 million. As of March 31, 2022, we were in compliance with all covenants under our credit facilities. Deferred financing costs at March 31, 2022, net of accumulated amortization, was $2.0 million and is specifically related to our Barclays revolving credit facility.

Included in our condensed consolidated balance sheets at March 31, 2022 are $764.6 million of total term loan debt (exclusive of unamortized discounts of $12.7 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$719,563	$(12,692)	$706,871
SunTrust Term Loan	45,000	—	45,000
Total Term Loans	$764,563	$(12,692)	$751,871

At March 31, 2022, we had no borrowings under our Barclays or SunTrust revolving credit facilities. After reserves for outstanding letters of credit of $7.8 million on our Barclays Revolving Credit Facility, we have $187.2 million available for borrowing and $30.0 million available under our SunTrust Revolving Credit Facility.
We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements for more information on our secured credit facilities and refinancing activity of April 23, 2021.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for our imaging services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar and Hungarian Forint. We have Artificial Intelligence operations in the Netherlands and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2022, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.2 million in operating expenses.
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
We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans. At March 31, 2022, we had $719.6 million outstanding subject to a Eurodollar election on First Lien Term Loans and our effective 3 month LIBOR rate plus applicable margin was 3.75%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Restated Credit Agreement over the current Eurodollar rate would result in an increase of $7.2 million in annual interest expense and a corresponding decrease in income before taxes. At March 31, 2022, we had $1.8 million loan amount principal outstanding subject to an alternate base rate election on First Lien Term Loans with an effective rate of 5.50%. A hypothetical 1% increase in the alternative base rate under the First Lien Credit Agreement over the current alternative base rate would result in an increase of $18.1 thousand in annual interest expense and a corresponding decrease in income before taxes.

At March 31, 2022, we had $45.0 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement. At March 31, 2022, our effective LIBOR rate plus applicable margin was 2.51%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.5 million in annual interest expense and a corresponding decrease in income before taxes.

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
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purposes set forth above.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2021. The risks described in our Form 10-K and Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2022, we issued 1,141,234 shares of our common stock to complete our purchase of Aidence Holding B.V..The shares were ascribed a value of $30.6 million.

Also on January 20, 2022, we issued 965,058 shares of our common stock to complete our purchase of Quantib B.V.. These shares were ascribed a value of $25.7 million.

All shares were issued pursuant to the private placement exemption contained in Section 4(a)(2) of the Securities Act.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

10.1
Amended and Restated Severance Agreement dated January 26, 2022 with Ruth Wilson (incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K filed with the SEC on March 1, 2022)**

10.2
Amended and Restated Severance Agreement dated February 24, 2022 with Christine Gordon (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K filed with the SEC on March 1, 2022)**

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: May 10, 2022	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)