Form 10-Q
period 2022-06-30
RadNet, Inc.
filed 2022-08-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on August 4, 2022 was 57,310,000 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$99,170	$134,606
Accounts receivable	166,387	135,062
Due from affiliates	4,428	5,384
Prepaid expenses and other current assets	49,119	49,212
Total current assets	319,104	324,264
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	514,661	484,247
Operating lease right-of-use assets	635,217	584,291
Total property, equipment and right-of-use assets	1,149,878	1,068,538
OTHER ASSETS
Goodwill	577,781	513,820
Other intangible assets	93,766	56,603
Deferred financing costs	1,884	2,135
Investment in joint ventures	48,936	42,229
Deferred tax assets	5,415	14,853
Deposits and other	43,955	36,032
Total assets	$2,240,719	$2,058,474
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$296,935	$263,937
Due to affiliates	25,317	23,530
Deferred revenue	3,847	10,701
Current operating lease liability	67,255	65,452
Current portion of notes payable	11,164	11,164
Total current liabilities	404,518	374,784
LONG-TERM LIABILITIES
Long-term operating lease liability	628,634	577,675
Notes payable, net of current portion	737,916	743,498
Other non-current liabilities	18,266	16,360
Total liabilities	1,789,334	1,712,317
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 57,303,565 and 53,548,227 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in-capital	419,136	342,592
Accumulated other comprehensive loss	(24,603)	(20,421)
Accumulated deficit	(82,355)	(93,272)
Total RadNet, Inc.'s stockholders' equity	312,183	228,904
Noncontrolling interests	139,202	117,253
Total equity	451,385	346,157
Total liabilities and equity	$2,240,719	$2,058,474

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Service fee revenue	$316,501	$295,494	$619,776	$575,071
Revenue under capitation arrangements	37,874	38,424	76,365	74,166
Total service revenue	354,375	333,918	696,141	649,237
Provider relief funding	—	43	—	6,291
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	305,775	283,571	620,813	565,851
Depreciation and amortization	28,862	24,011	55,980	46,667
Loss (gain) on sale and disposal of equipment and other	81	(1,567)	1,209	(2,874)
Severance costs	99	268	300	551
Total operating expenses	334,817	306,283	678,302	610,195
INCOME FROM OPERATIONS	19,558	27,678	17,839	45,333

OTHER INCOME AND EXPENSES
Interest expense	11,385	12,171	22,978	24,997
Equity in earnings of joint ventures	(2,748)	(3,121)	(5,266)	(5,406)
Non-cash change in fair value of interest rate swaps	(6,306)	(35)	(27,125)	(11,280)
Debt restructuring and extinguishment expenses	—	6,044	—	6,044
Other (income) expenses	(7)	1,658	158	1,867
Total other expenses (income)	2,324	16,717	(9,255)	16,222
INCOME BEFORE INCOME TAXES	17,234	10,961	27,094	29,111
Provision for income taxes	(3,403)	(2,874)	(4,900)	(7,249)
NET INCOME	13,831	8,087	22,194	21,862
Net income attributable to noncontrolling interests	5,926	5,214	11,276	9,531
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,905	$2,873	$10,918	$12,331

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.14	$0.05	$0.20	$0.24

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.13	$0.05	$0.18	$0.23
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	56,059,824	52,238,709	55,683,335	52,004,653
Diluted	56,966,548	53,133,091	56,666,290	52,890,561
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$13,831	$8,087	$22,194	$21,862
Foreign currency translation adjustments	(4,766)	(9)	(6,030)	(21)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	924	920	1,847	1,845
COMPREHENSIVE INCOME	9,989	8,998	18,011	23,686
Less comprehensive income attributable to noncontrolling interests	5,926	5,214	11,276	9,531
COMPREHENSIVE INCOME ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$4,063	$3,784	$6,735	$14,155
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended June 30, 2022 and June 30, 2021.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - MARCH 31, 2022	56,197,826	$5	$409,863	$(20,761)	$(90,260)	$298,847	$122,603	$421,450

Issuance of common stock under the equity compensation plan	152,889	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	952,850	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,693	—	—	4,693	—	4,693
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	4,582	—	—	4,582	—	4,582
Contribution from noncontrolling partner	—	—	—	—	—	—	10,673	10,673
Change in cumulative foreign currency translation adjustment	—	—	—	(4,766)	—	(4,766)	—	(4,766)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	924	—	924	—	924
Other	—	—	(2)		—	(2)	—	(2)
Net income	—	—	—	—	7,905	7,905	5,926	13,831
BALANCE-JUNE 30, 2022	57,303,565	$5	$419,136	$(24,603)	$(82,355)	$312,183	$139,202	$451,385

BALANCE - MARCH 31, 2021	52,340,856	$5	$316,032	$(23,138)	$(108,541)	$184,358	$97,000	$281,358
Issuance of common stock upon exercise of options	2,500	—	26	—	—	26	—	26
Issuance of common stock under the equity compensation plan	333,533	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	1,141	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,897	—	—	8,897	—	8,897
Change in cumulative foreign currency translation adjustment	—	—	—	(9)	—	(9)	—	(9)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	920	—	920	—	920
Other	—	—	(1)	—	—	(1)	1	—
Net income	—	—	—	—	2,873	2,873	5,214	8,087
BALANCE-JUNE 30, 2021	52,678,030	$5	$324,954	$(22,227)	$(105,668)	$197,064	$102,215	$299,279

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the six months ended June 30, 2022 and June 30, 2021.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2021	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157
Issuance of common stock under the equity compensation plan	683,077	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	965,969	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	15,494	—	—	15,494	—	15,494
Issuance of common stock for sale of unregistered securities for acquisition	2,106,292	—	56,470	—	—	56,470	—	56,470
Contribution from noncontrolling partner	—	—	—	—	—	—	10,673	10,673
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	4,582	—	—	4,582	—	4,582
Change in cumulative foreign currency translation adjustment	—	—	—	(6,030)	—	(6,030)	—	(6,030)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	1,847	—	1,847	—	1,847
Other	—	—	(2)	1	(1)	(2)	—	(2)
Net income	—	—	—	—	10,918	10,918	11,276	22,194
BALANCE-JUNE 30, 2022	57,303,565	$5	$419,136	$(24,603)	$(82,355)	$312,183	$139,202	$451,385

BALANCE - DECEMBER 31, 2020	51,640,537	$5	$307,788	$(24,051)	$(117,999)	$165,743	$92,560	$258,303
Issuance of common stock upon exercise of options	2,500	—	26	—	—	26	—	26
Issuance of common stock under the equity compensation plan	1,033,358	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	1,635	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	17,145	—	—	17,145	—	17,145
Purchase of noncontrolling interests	—	—	(4)	—	—	(4)	—	(4)
Contribution from noncontrolling partner	—	—	—	—	—	—	123	123
Change in cumulative foreign currency translation adjustment	—	—	—	(21)	—	(21)	—	(21)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes				1,845		1,845	—	1,845
Other	—	—	(1)	—	—	(1)	1	—
Net (loss) income	—	—	—	—	12,331	12,331	9,531	21,862
BALANCE-JUNE 30, 2021	52,678,030	$5	$324,954	$(22,227)	$(105,668)	$197,064	$102,215	$299,279

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,194	$21,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,980	46,667
Amortization of operating lease right-of-use assets	34,055	36,834
Equity in earnings of joint ventures, net of dividends	(5,266)	(5,406)
Amortization of deferred financing costs and loan discount	1,295	1,959
Loss (gain) on sale and disposal of equipment and other	1,209	(2,874)
Loss on extinguishment of debt	—	1,496
Amortization of cash flow hedge, net of taxes	1,847	1,845
Non-cash change in fair value of interest rate swaps	(27,125)	(11,280)
Stock-based compensation	15,795	17,145
Change in fair value of contingent consideration	(1,287)	1,292
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(30,566)	(28,156)
Other current assets	(709)	2,963
Other assets	1,282	(4,997)
Deferred taxes	4,732	5,297
Operating lease liability	(32,219)	(36,564)
Deferred revenue	(7,565)	(7,147)
Accounts payable, accrued expenses and other	32,092	17,765
Net cash provided by operating activities	65,744	58,701
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging centers and other acquisitions	(26,009)	(64,918)
Purchase of property and equipment	(72,659)	(53,799)
Proceeds from sale of equipment	4,121	500
Equity contributions in existing and purchase of interest in joint ventures	(1,441)	(1,441)
Net cash used in investing activities	(95,988)	(119,658)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	—	(3,304)
Payments on term loan debt	(6,625)	(613,279)
Proceeds from debt refinancing, net of issuing costs	—	716,369
Proceeds from revolving credit facility	—	128,300
Payments on revolving credit facility	—	(128,300)
Proceeds from issuance of common stock upon exercise of options	—	26
Net cash (used in) provided by financing activities	(6,625)	99,812
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,433	(21)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,436)	38,834
CASH AND CASH EQUIVALENTS, beginning of period	134,606	102,018
CASH AND CASH EQUIVALENTS, end of period	$99,170	$140,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$19,687	$13,774
Cash paid during the period for income taxes	$126	$1,471
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $60.8 million and $42.1 million during the six months ended June 30, 2022 and 2021, respectively, which were not paid for as of June 30, 2022 and 2021, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On April 1, 2022 we received $8.4 million in fixed assets and equipment from our partner in Frederick County Radiology, LLC. See Note 4, Facility Acquisitions contained herein.
On January 20, 2022, we issued 1,141,234 shares of our common stock to complete our purchase of Aidence Holding B.V..The shares were ascribed a value of $30.6 million.
On January 20, 2022, we issued 965,058 shares to complete our purchase of Quantib B.V. The shares were ascribed a value of $25.9 million.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At June 30, 2022, we operated directly or indirectly through joint ventures with hospitals, 353 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting.

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

The Group on a combined basis recognized $46.8 million and $45.1 million of revenue, net of management services fees to RadNet, for the three months ended June 30, 2022 and 2021, respectively and $46.8 million and $45.1 million of operating expenses for the three months ended June 30, 2022 and 2021, respectively. RadNet recognized $202.4 million and $190.6 million of total billed net service fee revenue for the three months ended June 30, 2022, and 2021, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The Group on a combined basis recognized $92.5 million and $91.2 million of revenue, net of management services fees to RadNet, for the six months ended June 30, 2022 and 2021, respectively and $92.5 million and $91.2 million of operating expenses for the six months ended June 30, 2022 and 2021, respectively. RadNet recognized $393.4 million and $369.5 million of total billed net service fee revenue for the six months ended June 30, 2022, and 2021, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, we have included approximately $100.6 million and $89.2 million, respectively, of accounts receivable and approximately $17.7 million and $14.4 million of accounts payable and accrued liabilities related to the Group, respectively.

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

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender, LLC is dependent on RadNet to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. We have continued to finance ScriptSender during it's development phase and our maximum exposure to loss is $3.7 million, which represents our receivable balance from the entity. Maximum exposure to loss is the loss that we would absorb in the event that all of the assets of ScriptSender are deemed worthless. We paid operating expenses for the venture of $0.6 million in each of the three months ended June 30, 2022, and June 30, 2021, respectively and $1.0 million and $1.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2022 and 2021 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2021.
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
Our total service fee revenues during the three and six months ended June 30, 2022 and 2021 are presented in the table below. Our imaging review is based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage. Additional revenues are earned from our management services provided to joint ventures and our software and AI subsidiaries.

In Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial insurance	$195,066	$187,354	$383,615	$369,566
Medicare	77,879	71,407	148,800	134,877
Medicaid	9,704	9,039	18,788	17,486
Workers' compensation/personal injury	13,138	10,556	25,586	20,966
Other patient revenue	7,567	5,189	14,689	9,961
Management fee revenue	5,592	5,533	11,100	10,752
Software revenue	2,421	2,628	6,419	5,054
Other	3,577	3,788	8,623	6,409
Revenue under capitation arrangements	37,874	38,424	76,365	74,166
Imaging Center Segment Revenue	352,818	333,918	693,985	649,237
AI Segment Revenue	1,557	—	2,156	—
Total service revenue	$354,375	$333,918	$696,141	$649,237

COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020.

Beginning in the second quarter of 2020 and through the six months ended June 30, 2022, we received funding from the various programs established by the CARES Act as follows:

•$39.6 million total of accelerated Medicare payments received, $39.5 million in the twelve months ended December 31, 2020 and $0.1 million in the twelve months ended December 31, 2021.

•$4.0 million from the Paycheck Protection Program through the twelve months ended December 31, 2020.

•$35.4 million total Provider Relief Funding, $26.3 million received for the twelve months ended December 31, 2020 and $9.1 million received for the twelve months ended December 31, 2021, with $43.0 thousand received for the three months ended June 30, 2021 and $6.3 million received during the six months ended June 30, 2021.

The accelerated Medicare payments were recorded to Deferred Revenue in our consolidated balance sheet and are being applied to revenue as services are performed beginning in 2021. Through June 30, 2022, $38.6 million of the accelerated Medicare payments has been applied to revenue.

The $4.0 million secured from the Paycheck Protection Program was accounted for as debt and in December 2020 we met the eligibility requirements under the government guidelines for forgiveness and the loans were written off to gain on extinguishment of debt.

The Provider Relief Funding from 2021 is displayed as such on our condensed consolidated statements of operations.

The CARES Act also provides for the deferral of the employer-paid portion of the social security payroll tax with 50% due by December 31, 2021 and 50% due December 31, 2022. We elected to defer $16.3 million of this tax through December 31, 2020. Additionally, The CARES Act provided a refundable employer tax credit equal to 50% of qualified wages, including certain health insurance costs, that can be used to offset payroll tax liabilities. In 2021 we qualified for a portion of the credit and recorded a benefit of $7.7 million through a reduction of payroll tax expense. Our remaining payroll tax liability balance of approximately $8.1 million at June 30, 2022, will be paid by December 31, 2022.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreement were $17.0 million and $17.7 million at June 30, 2022 and December 31, 2021, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.9 million and $2.1 million, as of June 30, 2022 and December 31, 2021, respectively and related to our Barclays Revolving Credit Facility. See Note 6, Credit Facilities and Notes Payable for more information.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at June 30, 2022 totaled $577.8 million. Indefinite lived intangible assets at June 30, 2022 were $12.7 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2021, noting no impairment. We considered the current and expected future economic and market conditions including those resulting from the COVID-19 pandemic and did not identify an indication of goodwill impairment being more likely than not through June 30, 2022. Activity in goodwill for the six months ended June 30, 2022 is provided below (in thousands):

Balance as of December 31, 2021	$513,820
Goodwill from acquisitions	67,979
Valuation adjustment	(338)
Currency translation	(3,680)
Balance as of June 30, 2022	$577,781
Goodwill balances at June 30, 2022 reflect additional goodwill arising from deferred tax liabilities recorded on our acquisitions of Aidence Holding B.V. and Quantib B.V. of $7.3 million. See Note 4, Business Combinations and Related Activity for more information.
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
We recorded income tax expense of $3.4 million, or an effective tax rate of 19.7%, for the three months ended June 30, 2022 compared to income tax expense of $2.9 million, or an effective tax rate of 26.2% for the three months ended June 30, 2021. The income tax rates for the three and six months ended June 30, 2022 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes (iii) effects of foreign income taxes; and (iv) excess tax benefits attributable to share-based compensation. We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of June 30, 2022. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we have amended and restated at various points in time: first on April 20, 2015, second on March 9, 2017, and currently as of April 15, 2021 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 10, 2021. We have reserved 16,500,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar, valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 7, Stock-Based Compensation, for more information.
COMPREHENSIVE INCOME - Accounting guidance establishes rules for reporting and displaying comprehensive income or loss and its components. Our unrealized gains or losses on foreign currency translation adjustments and swap agreements are included in comprehensive income and are included in the consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021.
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
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended June 30, 2022
Account	March 31, 2022 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	June 30, 2022 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(17,963)	$—	$924	$(17,039)	Equity

For the six months ended June 30, 2022
Account	December 31, 2021 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	June 30, 2022 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(18,886)	$—	$1,847	$(17,039)	Equity

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended June 30, 2022
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Gross amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$6,306	Other income (expense)	$(1,245)	Interest Expense

For the the six months ended June 30, 2022
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Gross amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$27,125	Other income (expense)	$(2,490)	Interest Expense
See Fair Value Measurements section below for the fair value of the 2019 Swaps at June 30, 2022.
CONTINGENT CONSIDERATION -
Aidence Holding B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening. As part of the purchase agreement, we will pay up to $10.0 million consideration upon the completion of two identified milestones in RadNet common shares. This contingency had a third party valuation of approximately $6.7 million on June 30, 2022. The amount is reviewed quarterly and adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval, which has been currently determined by management to be 80%.
Quantib B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening. As part of the purchase agreement, we will issue 18 months after acquisition, 113,303 shares with an initial fair value at the date of close of $3.0 million subject to adjustment for any indemnification claims and will be marked to market in subsequent periods. See Note 4, Business Combinations and Related Activity for more information on the Quantib acquisition.
A tabular presentation of the effect of the combined Aidence and Quantib contingent consideration on our condensed consolidated balance sheet is as follows (amounts in thousands):

For the three months ended June 30, 2022
Account	March 31, 2022 Balance	Amount of other non operating income recognized on contingent consideration	Currency Translation	June 30, 2022 Balance	Location
Other Long Term Liabilities	$10,268	$(786)	$(1,045)	$8,437	Liabilities and Non Operating Income

For the six months ended June 30, 2022
Account	January 20, 2022 Balance	Amount of other non operating income recognized on contingent consideration	Currency Translation	June 30, 2022 Balance	Location
Other Long Term Liabilities	$10,459	$(1,287)	$(735)	$8,437	Liabilities and Non Operating Income
See Fair Value Measurements section below for the fair value of contingent consideration at June 30, 2022.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$10,806	$—	$10,806

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2019 Swaps - Interest Rate Contracts	$—	$16,319	$—	$16,319
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
Contingent Consideration:
The table below summarize the estimated fair values of contingencies and holdback relating to our Aidence Holding B.V. and Quantib B.V. acquisitions on January 20, 2022, that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Long term liabilities
Aidence Holding B.V. milestone consideration	$—	$—	$6,686	$6,686
Quantib B.V. holdback of 113,303 shares of RadNet common stock	$—	$—	$1,751	$1,751

The estimated fair value of these liabilities was determined using Level 3 inputs. For Aidence Holding B.V., the milestone contingent liability was adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval. For the Quantib B.V holdback shares, the fair value was determined by calculating the value estimated shares issuable as of the reporting date (which was $17.28) translated at the current exchange rate at June 30, 2022, the time period related to the contractual settlement term, and the probability of issuing the shares. As all the inputs for the contingent consideration of both Aidence Holding B.V and Quantib B.V. are not observable (excluding our closing share price) and cannot be corroborated by observable market data, we employ a Level 3 category.
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$721,774	$—	$721,774	$761,250

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$766,973	$—	$766,973	$767,875
At June 30, 2022 and at December 31, 2021 our Barclays revolving credit facility had no balance outstanding. Our SunTrust revolving credit facility relating to our consolidated subsidiary The New Jersey Imaging Network ("NJIN"), had no principal amount outstanding at June 30, 2022 and at December 31, 2021.
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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to RadNet, Inc.'s common stockholders	$7,905	$2,873	$10,918	$12,331

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	56,059,824	52,238,709	55,683,335	52,004,653
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.14	$0.05	$0.20	$0.24

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	56,059,824	52,238,709	55,683,335	52,004,653
Add nonvested restricted stock subject only to service vesting	47,652	202,341	122,781	227,803
Add additional shares issuable upon exercise of stock options and contingently issuable shares	859,072	692,041	860,174	658,105
Weighted average number of common shares used in calculating diluted net income per share	56,966,548	53,133,091	56,666,290	52,890,561
Changes in FV associated with contingently issuable shares	$(468)	$—	$(863)	$—
Net income attributable to RadNet, Inc's common stockholders for diluted share calculation	$7,437	$—	$10,055	$—
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.13	$0.05	$0.18	$0.23

Stock options and non vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Shares issuable upon the exercise of stock options:	70,070	—	58,491	—

EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of June 30, 2022, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified during the three and six months ended June 30,2022.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted into an additional 80,000 shares effective December 21, 2019. No observable price changes or impairment in our investment was identified during the three and six months ended June 30,2022.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified during the three and six months ended June 30,2022.
INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2022.
Acquisition by Equity Method Investee

During the first quarter of 2022, our joint venture with Calvert Medical Imaging Center, LLC, completed the acquisition of certain assets to strengthen its presence in the Maryland market. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Right of Use Liabilities
IFRC LLC *^	1/1/2022	3,922	2,121	1,295	1,801	(1,295)
*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, two of which were purchased separately by wholly owned RadNet subsidiaries.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2022 (in thousands):

Balance as of December 31, 2021	$42,229
Equity in earnings in these joint ventures	5,266
Equity contributions in existing joint ventures	1,441
Balance as of June 30, 2022	$48,936
We charged management service fees from the centers underlying these joint ventures of approximately $5.6 million and $5.5 million for the three months ended June 30, 2022 and 2021 and $11.1 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively.
On June 24, 2022, we made an additional equity contribution to our joint venture in Arizona of $1.4 million. Our equity ownership interest percentage in the venture did not change.

The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2022 and December 31, 2021 and income statement data for the six months ended June 30, 2022 and 2021 (in thousands):

Balance Sheet Data:	June 30, 2022	December 31, 2021
Current assets	$39,840	$37,186
Noncurrent assets	88,754	73,592
Current liabilities	(12,322)	(12,919)
Noncurrent liabilities	(27,363)	(22,370)
Total net assets	$88,909	$75,489

Book value of RadNet joint venture interests	$41,099	$34,930
Cost in excess of book value of acquired joint venture interests and other	7,837	7,299
Total value of RadNet joint venture interests	$48,936	$42,229

Income statement data for the six months ended June 30,	2022	2021
Net revenue	$69,757	$64,636
Net income	$10,497	$10,258

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

Artificial Intelligence

Aidence Holding B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening, in an combination stock and cash purchase. Aidence is reported as part of our artificial intelligence segment and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including i) 1,117,872 shares issued at $26.80 per share with a fair value of $30.0 million ii) cash of $1.8 million and iii) assuming liabilities of $11.9 million, $7.4 million in milestone contingent consideration and cash holdback of $4.5 million and iv) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. We preliminarily recorded $1.0 million in current assets, $0.2 million in property plant and equipment, $27.7 million in intangible assets, $3.2 million in liabilities and $19.0 million in goodwill.

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

As noted above, our acquisitions of Aidence and Quantib are preliminary. As we finalize our estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is preliminary as of June 30, 2022 for the acquired assets and liabilities as we are currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities and intangible assets, along with the opening working capital accounts, which could have a material impact on our results of operations and financial position.
Formation of majority owned subsidiary
Frederick County Radiology, LLC

On April 1, 2022 we formed Frederick County Radiology, LLC ("FCR"), a partnership with Frederick Health Hospital, Inc. ("Hospital"). The operation offers multi-modality services out of six locations in Frederick, Maryland. We contributed the operations of 4 centers to the enterprise and Hospital contributed $5.5 million in fixed assets, $3.0 million in equipment, $10.8 million in goodwill. As a result of the the transaction, we retain a 65% controlling economic interest in FCR and Hospital retains a preliminary $10.7 million or 35% noncontrolling economic interest in FCR. The initial accounting is preliminary as of June 30, 2022 for the acquired assets and liabilities as we are currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination.
Advanced Radiology at Capital Region, LLC
On June 15, 2022 we entered into Advanced Radiology at Capital Region, LLC, a partnership with Dimension Health Corporation. ("Dimension"), an affiliate of the University of Maryland. The operation will provide multi-modality services out of two yet to be determined locations in the Largo, Maryland area. The venture was initially capitalized with nominal amounts of $5.1 thousand for a 51% economic interest from us and $4.9 thousand from Dimension for a 49% economic interest.
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

The table below present segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Imaging Centers	$352,818	$333,918	$693,985	$649,237
AI	1,557	—	2,156	—
Total revenue	$354,375	$333,918	$696,141	$649,237

Cost of Operations
Imaging Centers	$299,350	$282,419	$609,460	$563,431
AI	6,425	1,152	11,353	2,420
Total cost of operations	$305,775	$283,571	$620,813	$565,851

Depreciation and Amortization
Imaging Centers	$27,100	$23,920	$52,906	$46,489
AI	1,762	91	3,074	178
Total depreciation and amortization	$28,862	$24,011	$55,980	$46,667

Loss (Gain) on Disposal of Equipment
Imaging Centers	$36	$(1,567)	$1,189	$(2,874)
AI	45	—	20	—
Total loss (gain)	$81	$(1,567)	$1,209	$(2,874)

Severance
Imaging Centers	$99	$268	$300	$551
AI	—	—	—	—
Total severance	$99	$268	$300	$551

Income from Operations
Imaging Centers	$26,233	$28,878	$30,130	$41,640
AI	(6,675)	(1,243)	(12,291)	(2,598)
Total income from operations	$19,558	$27,635	$17,839	$39,042

For proper comparative purposes, Imaging Center segment revenue in 2021 excludes Provider Relief Funding of $43.0 thousand for the three months ended June 30, 2021 and $6.3 million for the six months ended June 30, 2021, as it represents a form of direct Government stimulus.

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE
As of June 30, 2022 and December 31, 2021 our term loan debt obligations are as follows (in thousands):

	June 30, 2022	December 31, 2021
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$717,750	$721,375
Discount on First Lien Term Loans	(12,170)	(13,213)
SunTrust Term Loan collateralized by NJIN's tangible and intangible assets	43,500	46,500
Total debt obligations	749,080	754,662
Less: current portion	(11,164)	(11,164)
Long term portion debt obligations	$737,916	$743,498
We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at June 30, 2022 and have reserved $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays Revolving Credit Facility was available to draw upon as of June 30, 2022. We had no outstanding balance under our $30.0 million SunTrust Revolving Credit Facility at June 30, 2022. As of June 30, 2022, we were in compliance with all covenants under our credit facilities.
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
Senior Secured Credit Facilities
First Lien Term Loans:

The First Lien Term Loans under the Restated Credit Agreement bear interest at either a Eurodollar Rate or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement), plus an applicable margin. The applicable margin for Eurodollar Rate term loans under the Restated Credit Agreement is 3.25% per annum, with a reduction to 3.00% per annum upon delivery by us of financial statements for the period ending March 31, 2021 evidencing a first lien net leverage ratio of 3.50 to 1.00 or less. Such statements were delivered by us on May 27, 2021. At June 30, 2022 the effective Eurodollar Rate and the Alternate Base Rate for the First Lien Term Loans under the Restated Credit Agreement was 1.62% and 4.75%, respectively and the applicable margin for the Eurodollar Rate and Alternate Base Rate First Lien Term Loans under the Restated Credit Agreement was 3.00% and 2.00%, respectively.

The Restated Credit Agreement provides for quarterly payments of principal for the First Lien Term Loan in the amount of approximately $1.8 million. The First Lien Term Loan will mature on April 23, 2028 unless otherwise accelerated under the terms of the Restated Credit Agreement.
SunTrust Credit Facilities:
At June 30, 2022, our SunTrust credit facilities, which relate to our consolidated subsidiary The New Jersey Imaging Network, L.L.C.("NJIN"), were comprised of one term loan in the principal amount described in the table above (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement dated August 31, 2018, among NJIN, as borrower, with SunTrust Bank, as administrative agent, and the lenders identified therein (as amended, the "SunTrust Credit Agreement"). Our SunTrust Term Loan bears interest at either an Adjusted LIBOR or a Base Rate (each as defined in the SunTrust Credit Agreement), plus an applicable margin according to the following schedule:

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

The loans and other obligations outstanding under the SunTrust Credit Agreement currently bear interest at a three month LIBOR election at 1.01% plus an applicable margin and fees based on Pricing Level V described above.

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

Revolving Credit Facilities
Barclays Revolving Credit Facility

The Barclays Revolving Credit Facility under the Restated Credit Agreement is a $195.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $1.9 million at June 30, 2022.

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

As of June 30, 2022, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 6.75%.

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

SunTrust Revolving Credit Facility

The SunTrust Credit Agreement established a $30.0 million revolving credit facility available to NJIN for funding requirements. The SunTrust Revolving Credit Facility terminates on the earliest of (i) August 31, 2023, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise). As of June 30, 2022, NJIN had no borrowings under the SunTrust Revolving Credit Facility.
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
As of June 30, 2022, we had outstanding options to acquire 703,914 shares of our common stock, of which options to acquire 508,969 shares were exercisable. The following summarizes all of our option transactions for the six months ended June 30, 2022:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2021	473,939	$9.38
Granted	229,975	28.36
Balance, June 30, 2022	703,914	15.58	6.35	$3,904,038
Exercisable at June 30, 2022	508,969	11.05	5.18	3,899,706
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2022 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2022. As of June 30, 2022, total unrecognized stock-based compensation expense related to non-vested employee awards was $2.7 million, which is expected to be recognized over a weighted average period of approximately 2.39 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of June 30, 2022, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 1.06 years

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance December 31, 2021	320,660	$—
Exercised	(183,910)	—
Balance, June 30, 2022	136,750	—	7.28	$2,363,040
Exercisable at June 30, 2022	70,070	—	7.28	1,210,803
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of June 30, 2022, we have issued a total of 7,890,430 RSA’s of which 560,660 were unvested at June 30, 2022. The following summarizes all unvested RSA’s activities during the six months ended June 30, 2022:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2021	456,075		$20.06
Changes during the period
Granted	647,401		$26.36
Vested	(542,816)		$21.99
RSA's unvested at June 30, 2022	560,660	1.56	$23.81
We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.
Other stock bonus awards
The Restated Plan also permits share awards not subject to any future service period. These are valued and expensed based on the closing price of our common stock on the date of award. During the six months ended June 30, 2022, awards totalling 1,000 shares with a value of approximately $19.0 thousand were granted.
Performance based stock units ("PSUs")
In January 2022, we granted certain employees PSUs with a target award of 25,683 shares of our common stock. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2022 through December 31, 2022.
Performance based stock options ("PSOs")
In January 2022, we granted certain employees PSOs with a potential to option to purchase a maximum of 111,925 shares of our common stock. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 111,925 shares) depending upon the extent to which we achieve a performance condition as determined the board of directors over the period from January 1, 2022 through December 31, 2022.
Long Term Incentive Plan shares ("LTIPs")
In addition, we issue stock-based compensation to certain employees in our AI segment in the form of Stock Units and Restricted Stock Awards, subject to certain restrictions. The awards represent a form of long term incentive and are reflective of a general practice within the software industry. The units and shares vest ratably over a 2 to 4 year period, conditioned on continued employment through the vesting periods. We determine the fair value of all LTIPs based on the closing price of our common stock on the award date. The following summarizes all unvested LTIPs activities during the six months ended June 30, 2022:

	LTIPs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2021	—		$—
Changes during the period
Granted	172,622		$19.52
RSA's unvested at June 30, 2022	172,622	3.22	$19.52
Restated Plan summary
In summary, of the 16,500,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2022, there remain 2,039,963 shares available under the Restated Plan for future issuance.
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

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2022, we operated, directly or indirectly through joint ventures with hospitals, 353 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence

Our Imaging Center segment provides physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a strategy that diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Included in the segment is our eRad subsidiary, which designs the underlying critical scheduling, data storage and retrieval systems necessary for imaging center operation.

Our Artificial Intelligence ("AI") segment that has been established through our acquisitions of DeepHealth, Nulogix Aidence Holding B.V. and Quantib B.V.. Our current AI focus is to develop solutions that employ machine learning to assist radiologists and other clinicians in interpreting images and improving patient care, initially in the fields of brain, breast, prostate, and pulmonary diagnostics.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our centers. The following table shows our centers in operation and revenues for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
	2022	2021
Centers in operation	353	353
Net revenues (millions)	$696	$649
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

Our total service fee revenues during the three and six months ended June 30, 2022 and 2021 are presented in the table below. Our imaging review is based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage. Additional revenues are earned from our management services provided to joint ventures and our software and AI subsidiaries.

In Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial insurance	$195,066	$187,354	$383,615	$369,566
Medicare	77,879	71,407	148,800	134,877
Medicaid	9,704	9,039	18,788	17,486
Workers' compensation/personal injury	13,138	10,556	25,586	20,966
Other patient revenue	7,567	5,189	14,689	9,961
Management fee revenue	5,592	5,533	11,100	10,752
Software revenue	2,421	2,628	6,419	5,054
Other	3,577	3,788	8,623	6,409
Revenue under capitation arrangements	37,874	38,424	76,365	74,166
Imaging Center Segment Revenue	352,818	333,918	693,985	649,237
AI Segment Revenue	1,557	—	2,156	—
Total service revenue	$354,375	$333,918	$696,141	$649,237

Recent Developments

Through the second quarter ended June 30, 2022 our imaging business continued to expand, with procedure volumes returning to levels experienced before the COVID-19 pandemic, with same center procedure volumes increasing 3.7% and overall procedure volumes increasing 6.2% over the same period in 2021. We opened a net of six imaging centers in the first half of 2022, through a combination of acquisition and internal development. We continued to pursue our strategy of expansion within geographic regions, with a concentration on adding new facilities in Maryland. While imaging volumes returned to pre-pandemic levels, our operations have experienced effects from the pandemic and related macroeconomic issues. We are experiencing tighter labor markets, resulting in increased salaries as we seek to retain our skilled workforce. Our acquisitions of Aidence Holding B.V. and Quantib B.V. have expanded our AI initiatives to encompass imaging diagnostics solutions for the most prevalent cancers. Efforts in AI are largely in the product development stage at this time and we expect that the segment will continue to experience operating losses for the foreseeable future as we seek to secure both regulatory approvals and market acceptance for our products.

Equity Investments, Acquisitions and Dispositions, and Joint Venture Activity
We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2021.
Equity Investments
As of June 30, 2022, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified during the three and six months ended June 30,2022.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted into an additional 80,000 shares effective December 21, 2019. No observable price changes or impairment in our investment was identified during the three and six months ended June 30,2022.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of it operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified during the three and six months ended June 30,2022.
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

Artificial Intelligence

Aidence Holding B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening, in an combination stock and cash purchase. Aidence is reported as part of our artificial intelligence segment and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including i) 1,117,872 shares issued at $26.80 per share with a fair value of $30.0 million ii) cash of $1.8 million and iii) assuming liabilities of $11.9 million, $7.4 million in milestone contingent consideration and cash holdback of $4.5 million and iv) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. We preliminarily recorded $1.0 million in current assets, $0.2 million in property plant and equipment, $27.7 million in intangible assets, $3.2 million in liabilities and $19.0 million in goodwill.

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

As we finalize our estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months). The initial accounting is incomplete as of June 30, 2022 for the acquired assets and liabilities as we are currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. The finalization of the acquisition accounting valuation assessment may result in a change in the valuation of the deferred tax assets and liabilities and intangible assets, along with the opening working capital accounts, which could have a material impact on our results of operations and financial position.
Formation of majority owned subsidiary
Frederick County Radiology, LLC
On April 1, 2022 we formed Frederick County Radiology, LLC ("FCR"), a partnership with Frederick Health Hospital, Inc. ("Hospital"). The operation offers multi-modality services out of six locations in Frederick, Maryland. We contributed the operations of 4 centers to the enterprise and Hospital contributed $5.5 million in fixed assets, $3.0 million in equipment, $10.8 million in goodwill. As a result of the the transaction, we retain a 65% controlling economic interest in FCR and Hospital retains a preliminary $10.7 million or 35% noncontrolling economic interest in FCR. The initial accounting is preliminary as of June 30, 2022 for the acquired assets and liabilities as we are currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination.
Advanced Radiology at Capital Region, LLC
On June 15, 2022 we entered into Advanced Radiology at Capital Region, LLC, a partnership with Dimension Health Corporation. ("Dimension"), and affiliate of the University of Maryland. The operation will provide multi-modality services out of two yet to be determined locations in the Largo, Maryland area. The venture was initially capitalized with nominal amounts of $5.1 thousand for a 51% economic interest from us and $4.9 thousand from Dimension for a 49% economic interest.
Joint Venture Activity
Acquisition by equity method investee

During the first quarter of 2022, our joint venture with Calvert Medical Imaging Center, LLC, completed the acquisition of certain assets to strengthen our presence in the Maryland market. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Right of Use Liabilities
IFRC LLC *^	1/1/2022	3,922	2,121	1,295	1,801	(1,295)
*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, two of which were purchased separately by wholly owned RadNet subsidiaries.
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2022 (in thousands):

Balance as of December 31, 2021	$42,229
Equity in earnings in these joint ventures	5,266
Equity contributions in existing joint ventures	1,441
Balance as of June 30, 2022	$48,936
We charged management service fees from the centers underlying these joint ventures of approximately $5.6 million and $5.5 million for the three months ended June 30, 2022 and 2021 and $11.1 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively.

On June 24, 2022, we made an additional equity contribution to our joint venture in Arizona of $1.4 million. Our equity ownership interest percentage in the venture did not change.

The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2022 and December 31, 2021 and income statement data for the six months ended June 30, 2022 and 2021 (in thousands):

Balance Sheet Data:	June 30, 2022	December 31, 2021
Current assets	$39,840	$37,186
Noncurrent assets	88,754	73,592
Current liabilities	(12,322)	(12,919)
Noncurrent liabilities	(27,363)	(22,370)
Total net assets	$88,909	$75,489

Book value of RadNet joint venture interests	$41,099	$34,930
Cost in excess of book value of acquired joint venture interests	7,837	7,299
Total value of RadNet joint venture interests	$48,936	$42,229

Income statement data for the six months ended June 30,	2022	2021
Net revenue	$69,757	$64,636
Net income	$10,497	$10,258
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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended June 30, 2022.

Provider Relief Fund (COVID-19 Stimulus Funding)
The Provider Relief Fund offers government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. We have recorded provider relief funding in our condensed Consolidated Statements of Operations in the amount of $43.0 thousand for the three months ended June 30, 2021 and $6.3 million for the six months ended June 30, 2021. No provider relief funding was received for the three and six months ended June 30,2022. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment. In recognizing revenue associated with provider relief funding our management is required to assess whether our operations have meet the applicable requirements for the funding received. During the quarter ended June 30, 2022, we continued to evaluate our operating results in light of the most recent government guidance and based on our assessment, the amount of revenue recognized is appropriate.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended June 30, 2022.
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
Goodwill and Indefinite Lived Intangibles

Goodwill at June 30, 2022 totaled $577.8 million. Indefinite Lived Intangible Assets at June 30, 2022 were $12.7 million and are associated with the value of certain trade name intangibles. Our management reviews the fair value of our reporting units on an annual basis to determine if an event has occurred which suggest that the fair value of a reporting unit may be impaired. When we determine the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The review of fair value requires our management to make assessments of the business and financial prospects for a particular reporting unit. We tested goodwill for impairment on October 1, 2021. We also continue at regular intervals to consider the current and expected future economic and market conditions surrounding the COVID-19 pandemic and to date have not had an indication of goodwill impairment being more likely than not through June 30, 2022.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.

Results of Operations
The following table sets forth, for the three and six months ended June 30, 2022 and 2021, the percentage that certain items in the statements of operations bears to total service revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Service fee revenue	89.3%	88.5%	89.0%	88.6%
Revenue under capitation arrangements	10.7%	11.5%	11.0%	11.4%
Total service revenue	100.0%	100.0%	100.0%	100.0%
Provider relief funding	—%	—%	—%	1.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	86.3%	84.9%	89.2%	87.2%
Depreciation and amortization	8.1%	7.2%	8.0%	7.2%
Loss (gain) on sale and disposal of equipment and other	—%	(0.5)%	0.2%	(0.4)%
Severance costs	—%	0.1%	0.0%	0.1%
Total operating expenses	94.5%	91.7%	97.4%	94.0%

INCOME FROM OPERATIONS	5.5%	8.3%	2.6%	7.0%

OTHER INCOME AND EXPENSES
Interest expense	3.2%	3.6%	3.3%	3.9%
Equity in earnings of joint ventures	(0.8)%	(0.9)%	(0.8)%	(0.8)%
Non-cash change in fair value of interest rate swaps	(1.8)%	—%	(3.9)%	(1.7)%
Debt restructuring and extinguishment expenses	—%	1.8%	—%	0.9%
Other (income) expenses	—%	0.5%	—%	0.3%
Total other expenses (income)	0.7%	5.0%	(1.3)%	2.5%
INCOME BEFORE INCOME TAXES	4.9%	3.3%	3.9%	4.5%
Provision for income taxes	(1.0)%	(0.9)%	(0.7)%	(1.1)%
NET INCOME	3.9%	2.4%	3.2%	3.4%
Net income attributable to noncontrolling interests	1.7%	1.6%	1.6%	1.5%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	2.2%	0.9%	1.6%	2.0%
Results of Operations
Imaging Center Segment

We have developed our medical imaging centers segment through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three and six months ended June 30, 2022 and 2021.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Total Revenue inclusive of Provider Relief funding where applicable for 2022 and 2021

In Thousands	Three Months Ended June 30,
Revenue	2022	2021	$ Increase/(Decrease)	% Change
Total Revenue	$352,817	$333,961	$18,856	5.7%
Same Center Revenue	$334,043	$326,586	$7,457	2.3%
Excluded	$18,774	$7,375	—	—
Upswing in revenue was driven by an overall total procedure volume growth of 4.1% over the same period in the prior year. On a same center basis, the increase in revenue was largely attributable to product mix as advanced radiology procedures of MRI, PET, and CT expanded at combined 3.4% to provide the major portion of the revenue growth. Excluded amounts refer to revenue contributions for the three month periods ending June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between April 1, 2021 through June 30, 2022.

Operating Expenses

Total operating expenses for the three months ended June 30, 2022 increased approximately $21.5 million, or 7.1%, from $305.0 million for the three months ended June 30, 2021 to $326.6 million for the three months ended June 30, 2022. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Salaries and professional reading fees, excluding stock-based compensation	$191,240	$172,279
Stock-based compensation	4,032	8,445
Building and equipment rental	31,207	31,139
Medical supplies	14,523	14,268
Other operating expenses *	58,348	56,288
Cost of operations	299,350	282,419

Depreciation and amortization	27,100	23,920
Loss on sale and disposal of equipment	36	(1,567)
Severance costs	99	268
Total operating expenses	$326,585	$305,040
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended June 30, 2022 and 2021 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended June 30,
Salaries and Professional Fees	2022	2021	$ Increase/(Decrease)	% Change
Total Salaries	$191,240	$172,279	$18,961	11.0%
Same Center Salaries	$182,661	$167,048	$15,613	9.4%
Excluded	$8,579	$5,231	—	—

Increases in salary expenses was partially driven by increased staffing associated with the growth in revenues and procedure volumes. In addition, we have raised salaries for staff in order to retain a skilled work force in the competitive post-pandemic labor market. Excluded amounts refer to salaries and professional reading fees for the three month periods ending

June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between April 1, 2021 through June 30, 2022.
Stock-based compensation

Stock-based compensation decreased $4.4 million, or 52.3% to approximately $4.0 million for the three months ended June 30, 2022 compared to $8.4 million for three months ended June 30, 2021. This decrease is a result of a one time pandemic related stock awards to employees that was granted in the second quarter 2021. There was no similar one time award granted in 2022.
Building and equipment rental

In Thousands	Three Months Ended June 30,
Building & Equipment Rental	2022	2021	$ Increase/(Decrease)	% Change
Total	$31,207	$31,139	$68	0.2%
Same Center	$27,693	$28,685	$(992)	(3.5)%
Excluded Sites	$3,514	$2,454	—	—

The decrease in same center building and rental relates to reduced equipment rental expenses for operating lease contracts which ended or were bought out during 2021. Excluded amounts refer to building and equipment rental for the three month periods ending June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between April 1, 2021 through June 30, 2022.
Medical supplies

In Thousands	Three Months Ended June 30,
Medical Supplies Expense	2022	2021	$ Increase/(Decrease)	% Change
Total	$14,523	$14,268	$255	1.8%
Same Center	$13,429	$13,801	$(372)	(2.7)%
Excluded Sites	$1,092	$467	—	—

On an overall basis, increase in medical supplies expense was lower than increase in procedure volumes. This reduction, which is reflected in a decrease to same center supplies expenses, is from optimization of inventory levels for improved efficiency and reduced purchases of contrast agents used in advanced radiology procedures due to varying degrees of available supply. Excluded amounts refer to medical supplies expense for the three month periods ending June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between April 1, 2021 through June 30, 2022.
Other operating expenses

In Thousands	Three Months Ended June 30,
Other Operating Expenses	2022	2021	$ Increase/(Decrease)	% Change
Total	$58,348	$56,288	$2,060	3.7%
Same Center	$54,620	$54,722	$(102)	(0.2)%
Excluded Sites	$3,728	$1,566	—	—

Excluded amounts refer to other operating expenses for the three month periods ending June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between April 1, 2021 through June 30, 2022.

Additional segment operating and non operating expenses:

In Thousands	Three Months Ended June 30,
	2022	2021	$ Increase/(Decrease)	% Change
Depreciation and amortization	$27,100	$23,920	$3,181	13.3%
Loss (gain) on disposal of equipment and other	$36	($1,567)	$1,602	nm
Non-cash change in fair value of interest rate swaps	($6,306)	($35)	(6,272)	nm
Other expenses*	$784	$6,610	($5,826)	nm
Severance	$99	$268	(168)	(62.7)%
nm= not meaningful
*Other expenses for 2021 include $6.0 million of debt extinguishment and restructuring expenses.
Interest expense

In Thousands	Three Months Ended June 30,
Interest Expense	2022	2021	$ Increase/(Decrease)	% Change
Total Interest Expense	$11,377	$12,171	$(794)	(6.5)%
Interest related to derivatives*	$3,067	$3,684
Interest related to amortization**	$647	$931
Adjusted Interest Expense***	$7,663	$7,556	$107	1.4%
* Includes interest on current and prior derivative instruments not related to debt obligations.
** Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.
***Includes interest related to our term loans, revolving credit line,notes, finance leases and other.

Excluding the effect of interest expense related to derivatives and amortization for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, interest expense increased $0.1 million, or 1.4%. The increase in interest expense is attributable to a slightly higher variable interest rate paid on our debt balance compared to the rate paid over the same period in the prior year. Based on recent increases in global interests rates, we expect the effective interest rates on our senior credit facilities, and our related interest expense, to rise in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future interest expense exposure we have entered into certain interest rate swap agreements. See the Derivative Instruments section of Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in this report for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures
For the three months ended June 30, 2022 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.7 million and for three months ended June 30, 2021 we recognized equity in earnings from unconsolidated joint ventures of $3.1 million, an decrease of $0.4 million or 12.0%.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Total Revenue inclusive of Provider Relief funding for 2021

In Thousands	Six Months Ended June 30,
Revenue	2022	2021	$ Increase/(Decrease)	% Change
Total Revenue	$693,985	$655,528	$38,457	5.9%
Same Center Revenue	$629,917	$615,951	$13,966	2.3%
Excluded Sites	$64,068	$39,577	—	—%
Increased revenue reflects a 3.7% growth in overall same center procedure volumes compared with the same period in the prior year. Total Provider Relief funding, used to offset lost revenue due to the pandemic and included in the above amounts, was $6.3 million for the six months ended June 30, 2021. No Provider Relief funding was received in 2022. Excluded amounts refer to revenue contributions for the six month periods ending June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through June 30, 2022.

Operating Expenses

Total operating expenses for the six months ended June 30, 2022 increased approximately $56.3 million, or 9.3%, from $607.6 million for the six months ended June 30, 2022 to $663.9 million for the six months ended June 30, 2021. The following table sets forth a breakdown of our cost of operations and total operating expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Salaries and professional reading fees, excluding stock-based compensation	$388,202	$349,483
Stock-based compensation	14,390	16,236
Building and equipment rental	60,829	59,850
Medical supplies	30,080	28,238
Other operating expenses *	115,959	109,624
Cost of operations	609,460	563,431

Depreciation and amortization	52,906	46,489
Loss (gain) on sale and disposal of equipment	1,189	(2,874)
Severance costs	300	551
Total operating expenses	$663,855	$607,597
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Six Months Ended June 30,
Salaries and Professional Fees	2022	2021	$ Increase/(Decrease)	% Change
Total Salaries	$388,202	$349,483	$38,719	11.1%
Same Center Salaries	$357,598	$329,346	$28,252	8.6%
Excluded Sites	$30,604	$20,137	—	—%

Increases in salary expenses was partially driven by increased staffing associated with the growth in revenues and procedure volumes. In addition, we have raised salaries for staff in order to retain a skilled work force in the competitive post-pandemic labor market. Excluded amounts refer to salaries and professional reading fees for the six month periods ending June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through June 30, 2022.
Stock-based compensation

Stock-based compensation decreased $1.8 million, or 11.4% to approximately $14.4 million for the six months ended June 30, 2022 compared to $16.2 million for six months ended June 30, 2021. The decrease is a result of a one time pandemic related stock awards to employees that was granted in the second quarter 2021. There was no similar one-time award granted in 2022.
Building and equipment rental

In Thousands	Six Months Ended June 30,
Building & Equipment Rental	2022	2021	$ Increase/(Decrease)	% Change
Total	$60,829	$59,850	$979	1.6%
Same Center	$49,921	$51,224	$(1,303)	(2.5)%
Excluded Sites	$10,908	$8,626	—	—%

The decrease in same center building and rental relates to reduced equipment rental expenses for operating lease contracts which ended or were bought out during 2021. Excluded amounts refer to building and equipment rental for the six month periods ending June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through June 30, 2022.
Medical supplies

In Thousands	Six Months Ended June 30,
Medical Supplies Expense	2022	2021	$ Increase/(Decrease)	% Change
Total	$30,080	$28,238	$1,842	6.5%
Same Center	$27,394	$26,589	$805	3.0%
Excluded Sites	$2,686	$1,649	—	—%

Medical supplies expense increase stems from the overall procedural volumes noted above compared to the same period in the prior year and is consistent with the percentage increase in revenue. Excluded amounts refer to medical supplies expense for the six month periods ending June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through June 30, 2022.
Other operating expenses

In Thousands	Six Months Ended June 30,
Other Operating Expenses	2022	2021	$ Increase/(Decrease)	% Change
Total	$115,959	$109,624	$6,335	5.8%
Same Center	$104,886	$102,153	$2,733	2.7%
Excluded Sites	$11,073	$7,471	—	—%

The rise in other operating expenses is due to service charge increases across many expense categories and is reflective of higher prices noted throughout the general economy. Excluded amounts refer to other operating expenses for the six month periods ending June 30, 2022 and June 30, 2021, respectively, from centers that were acquired or divested between January 1, 2021 through June 30, 2022.

Additional segment operating and non operating expenses:

In Thousands	Six Months Ended June 30,
	2022	2021	$ Increase/(Decrease)	% Change
Depreciation and amortization	$52,906	$46,489	$6,417	13.8%
Loss (gain) on disposal of equipment and other	$1,189	($2,874)	$4,064	nm
Non-cash change in fair value of interest rate swaps	($27,125)	($11,279)	(15,846)	nm
Other expenses	$1,445	$6,617	($5,172)	nm
Severance	$300	$551	(251)	(45.6)%
nm= not meaningful
*Other expenses for 2021 include $6.0 million of debt extinguishment and restructuring expenses.
Interest expense

In Thousands	Six Months Ended June 30,
Interest Expense	2022	2021	$ Increase/(Decrease)	% Change
Total Interest Expense	$22,978	$24,997	$(2,019)	(8.1)%
Interest related to derivatives*	$6,738	$7,334
Interest related to amortization**	$1,295	$2,078
Adjusted Interest Expense***	$14,945	$15,585	$(640)	(4.1)%
* Includes interest on derivatives not related to debt obligations.
** Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.
*** Includes interest related to our term loans, revolving credit line, notes, finance leases, and other.

Excluding interest expense for derivatives and amortization for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, interest expense decreased $0.6 million, or 4.1% and relates to lowered variable LIBOR and Prime interest rates paid on our term and revolving loans stemming from our debt refinance of April 2021. Based on recent increases in global interests rates, we expect the effective interest rates on our senior credit facilities, and our related interest expense, to rise in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2022 we recognized equity in earnings from unconsolidated joint ventures in the amount of $5.3 million and for the six months ended June 30, 2021 we recognized equity in earnings from unconsolidated joint ventures of $5.4 million, a decrease of $0.1 million or 2.6%.

AI Segment
Our AI segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with an emphasis on brain, breast, prostate, and pulmonary diagnostics. We are developing our AI segment initially through acquisition activity. Our acquisitions of Nulogix and Deephealth comprise the results for 2021. Our 2022 results now include our recent additions of Aidence Holding B.V and Quantib B.V. The breakdown of revenue and expenses of the segment for the three and six months ended June 30, 2022 and 2021 are as follows:

In Thousands	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Increase/(Decrease)	% Change	2022	2021	$ Increase/(Decrease)	% Change
Statement of Operations
Revenue	$1,558	$—	$1,558	nm	$2,156	$—	$2,156	nm
Salaries and Wages	$4,447	$624	$3,823	nm	$7,731	$1,282	$5,068	nm
Stock compensation	$661	$452	$208	nm	$1,405	$909	$497	nm
Other operating	$1,318	$75	$1,242	nm	$2,218	$230	$1,988	nm
Depreciation & Amort.	$1,762	$91	$1,670	nm	$3,074	$178	$2,896	nm
Other operating loss	$45	$—	$45	nm	$20	$—	$20	nm
Total operating expenses	$8,232	$1,243	$6,989	nm	$14,447	$2,598	$11,849	nm
Loss from Operations	($6,675)	($1,243)	($5,432)	nm	($12,291)	($2,598)	($9,693)	nm
Other (income) loss	($783)	$1,093	(1,876)	nm	($1,287)	$1,292	(2,580)	nm
Income before taxes	($5,891)	($2,336)	($3,555)	nm	($11,004)	($3,890)	($7,114)	nm
Income taxes	($790)	$—	($790)	nm	($1,457)	$—	($1,457)	nm
Segment net income	($5,101)	($2,336)	($2,765)	nm	($9,547)	($3,890)	($5,657)	nm

Adjusted EBITDA
Segment net income	($5,101)	($2,336)			($9,547)	($3,890)
Stock Compensation	$661	$452			$1,405	$909
Depreciation & Amort	$1,762	$91			$3,074	$178
Other operating loss	$45	$—			$20	$—
Other (income) loss	($783)	$1,093			($1,287)	$1,292
Income taxes	($790)	$—			($1,457)	$—
Adjusted EBITDA	($4,207)	($700)	($3,507)	nm	($7,792)	($1,511)	($6,282)	nm
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
We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and excluding losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period. We have not made specific adjustments to our calculation of Adjusted EBITDA in response to COVID 19. Our net income reflected below includes the effect of revenue received under the Provider Relief Fund of $6.3 million for the six months ended June 30, 2021.
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
Adjusted EBITDA is most comparable to the GAAP financial measure, net income attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to RadNet, Inc. common stockholders	$7,905	$2,873	$10,918	$12,331
Provision for income taxes	3,403	2,874	4,900	7,249
Interest expense	11,385	12,171	22,978	24,997
Severance costs	99	268	300	551
Depreciation and amortization	28,862	24,011	55,980	46,667
Non-cash employee stock-based compensation	4,693	8,897	15,795	17,145
Loss (gain) on sale and disposal of equipment and other	81	(1,567)	1,209	(2,874)
Debt restructuring and loss on extinguishment expenses	—	6,044	—	6,044
Non-cash change in fair value of interest rate swaps	(6,306)	(35)	(27,125)	(11,280)
Other adjustment to joint venture investment	—	(565)	—	(565)
Other expenses	(7)	1,658	158	1,867
Legal settlements	—	—	2,197	—
Non operational rent expenses	1,222	—	2,160	—
Adjusted EBITDA including losses from AI Segment & Provider Relief Funding	$51,337	$56,629	$89,470	$102,132

Provider relief funding	—	(43)	—	(6,291)
Adjusted EBITDA including losses from AI Segment and excluding benefit from Provider Relief Funding	$51,337	$56,586	$89,470	$95,841
Adjusted EBITDA losses from AI Segment	4,207	700	7,792	1,511
Adjusted EBITDA excluding losses from AI Segment & Provider Relief Funding	$55,544	$57,286	$97,262	$97,352

Liquidity and Capital Resources
The following table summarizes key balance sheet data related to our liquidity as of June 30, 2022 and December 31, 2021 and income statement data for the six months ended June 30, 2022 and 2021 (in thousands):

Balance Sheet Data:	June 30, 2022	December 31, 2021
Cash and cash equivalents	$99,170	$134,606
Accounts receivable	166,387	135,062
Working capital (exclusive of current operating lease liabilities)	(18,159)	14,932
Stockholders' equity	451,385	346,157

Income statement data for the six months ended June 30,	2022	2021
Total net revenue	$696,141	$649,237
Net income attributable to RadNet common stockholders	10,918	12,331

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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the six months ended:

Cash Flow Data	June 30, 2022	June 30, 2021
Cash provided by operating activities	$65,744	$58,701
Cash used in investing activities	(95,988)	(119,658)
Cash used in financing activities	(6,625)	99,812
Cash provided by operating activities was $65.7 million and $58.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Our cash provided by operating activities for the six months ended June 30, 2022 was affected by the non-cash change in fair value of our interest rate swap of $27.1 million.
Cash used in investing activities for the six months ended June 30, 2022, included purchases of property and equipment for approximately $72.7 million and the acquisition of imaging business and other assets for $26.0 million. As part of our business operations we continually evaluate investment opportunities.

Cash used in financing activities of $6.6 million for the six months ended June 30, 2022, was due to payment on our term loan obligations. Cash provided by financing activities for the six months ended June 30, 2021 was due to the refinancing of our term loan obligations under our secured credit facilities on April 23, 2021. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements for more information.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At June 30, 2022 we have $17.0 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with SunTrust Bank. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility of $195.0 million. The SunTrust credit facilities are comprised of a term loan and a revolving credit facility of $30.0 million. As of June 30, 2022, we were in compliance with all covenants under our credit facilities. Deferred financing costs at June 30, 2022, net of accumulated amortization, was $1.9 million and is specifically related to our Barclays revolving credit facility.
Included in our condensed consolidated balance sheets at June 30, 2022 are $761.3 million of total term loan debt (exclusive of unamortized discounts of $12.2 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$717,750	$(12,170)	$705,580
SunTrust Term Loan	43,500	—	43,500
Total Term Loans	$761,250	$(12,170)	$749,080

At June 30, 2022, we had no borrowings under our Barclays or SunTrust revolving credit facilities. After reserves for outstanding letters of credit of $7.6 million on our Barclays Revolving Credit Facility, we have $187.4 million available for borrowing and $30.0 million available under our SunTrust Revolving Credit Facility.
We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements for more information on our secured credit facilities.certain
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for our imaging services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar and Hungarian Forint. We have Artificial Intelligence operations in the Netherlands and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2022, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.2 million in operating expenses.
Interest Rate Sensitivity: We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. Accordingly, our interest expense and consequently, our earnings, are affected by changes in short term interest rates. However due to our purchase of certain swap agreements described below, the effects of interest rate changes are limited.
We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans. At June 30, 2022, we had $715.9 million outstanding subject to a Eurodollar election on First Lien Term Loans and our effective 3 month LIBOR rate plus applicable margin was 4.62%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Restated Credit Agreement over the current Eurodollar rate would result in an increase of $7.2 million in annual interest expense and a corresponding decrease in income before taxes. At June 30, 2022, we had $1.8 million loan amount principal outstanding subject to an alternate base rate election on First Lien Term Loans with an effective rate of 6.75%. A hypothetical 1% increase in the alternative base rate under the First Lien Credit Agreement over the current alternative base rate would result in an increase of $18.1 thousand in annual interest expense and a corresponding decrease in income before taxes.

At June 30, 2022, we had $45.0 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement. At June 30, 2022, our effective LIBOR rate plus applicable margin was 2.51%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.5 million in annual interest expense and a corresponding decrease in income before taxes.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: August 9, 2022	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)