Form 10-Q
period 2022-09-30
RadNet, Inc.
filed 2022-11-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on November 4, 2022 was 57,360,850 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,006	$134,606
Accounts receivable	172,507	135,062
Due from affiliates	3,648	5,384
Prepaid expenses and other current assets	53,344	49,212
Total current assets	324,505	324,264
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	515,569	484,247
Operating lease right-of-use assets	631,338	584,291
Total property, equipment and right-of-use assets	1,146,907	1,068,538
OTHER ASSETS
Goodwill	575,092	513,820
Other intangible assets	88,640	56,603
Deferred financing costs	1,758	2,135
Investment in joint ventures	52,020	42,229
Deferred tax assets	3,512	14,853
Deposits and other	54,730	36,032
Total assets	$2,247,164	$2,058,474
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$296,333	$263,937
Due to affiliates	31,664	23,530
Deferred revenue	3,565	10,701
Current operating lease liability	66,872	65,452
Current portion of notes payable	10,789	11,164
Total current liabilities	409,223	374,784
LONG-TERM LIABILITIES
Long-term operating lease liability	625,278	577,675
Notes payable, net of current portion	735,500	743,498
Other non-current liabilities	18,773	16,360
Total liabilities	1,788,774	1,712,317
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 57,290,756 and 53,548,227 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in-capital	424,369	342,592
Accumulated other comprehensive loss	(29,680)	(20,421)
Accumulated deficit	(81,688)	(93,272)
Total RadNet, Inc.'s stockholders' equity	313,006	228,904
Noncontrolling interests	145,384	117,253
Total equity	458,390	346,157
Total liabilities and equity	$2,247,164	$2,058,474

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Service fee revenue	$312,043	$295,407	$931,819	$870,479
Revenue under capitation arrangements	38,001	37,283	114,366	111,449
Total service revenue	350,044	332,690	1,046,185	981,928
Provider relief funding	—	—	—	6,291
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	313,943	272,756	934,757	838,609
Depreciation and amortization	29,229	24,606	85,209	71,272
(Gain) loss on sale and disposal of equipment and other	(247)	2,595	962	(279)
Severance costs	195	163	496	715
Total operating expenses	343,120	300,120	1,021,424	910,317
INCOME FROM OPERATIONS	6,924	32,570	24,761	77,902

OTHER INCOME AND EXPENSES
Interest expense	12,420	12,032	35,398	37,028
Equity in earnings of joint ventures	(3,085)	(2,853)	(8,350)	(8,259)
Non-cash change in fair value of interest rate swaps	(12,451)	(2,870)	(39,576)	(14,149)
Debt restructuring and extinguishment expenses	—	—	—	6,044
Other expenses (income)	1,405	(167)	1,562	1,699
Total other (income) expenses	(1,711)	6,142	(10,966)	22,363
INCOME BEFORE INCOME TAXES	8,635	26,428	35,727	55,539
Provision for income taxes	(2,188)	(5,284)	(7,087)	(12,534)
NET INCOME	6,447	21,144	28,640	43,005
Net income attributable to noncontrolling interests	5,779	4,924	17,055	14,455
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$668	$16,220	$11,585	$28,550

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.01	$0.31	$0.21	$0.55

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.01	$0.30	$0.19	$0.54
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	56,744,419	52,810,644	56,041,017	52,323,360
Diluted	57,651,761	53,817,840	57,036,417	53,249,698
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME	$6,447	$21,144	$28,640	$43,005
Foreign currency translation adjustments	(6,000)	(11)	(12,031)	(32)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	924	920	2,771	2,765
COMPREHENSIVE INCOME	1,371	22,053	19,380	45,738
Less comprehensive income attributable to noncontrolling interests	5,779	4,924	17,055	14,455
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$(4,408)	$17,129	$2,325	$31,283
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended September 30, 2022 and September 30, 2021.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - JUNE 30, 2022	57,303,565	$5	$419,136	$(24,603)	$(82,355)	$312,183	$139,202	$451,385

Issuance of common stock under the equity compensation plan	2,500	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	7,175	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,362	—	—	3,362	—	3,362
Adjustment for shares returned/forfeited	(22,484)	—	(45)	—	—	(45)	—	(45)
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	1,916	—	—	1,916	—	1,916
Contribution from noncontrolling partner	—	—	—	—	—	—	404	404
Change in cumulative foreign currency translation adjustment	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	924	—	924	—	924
Other	—	—	—	(1)	(1)	(2)	(1)	(3)
Net income	—	—	—	—	668	668	5,779	6,447
BALANCE-SEPTEMBER 30, 2022	57,290,756	$5	$424,369	$(29,680)	$(81,688)	$313,006	$145,384	$458,390

BALANCE - JUNE 30, 2021	52,678,030	$5	$324,954	$(22,227)	$(105,668)	$197,064	$102,215	$299,279
Issuance of common stock under the equity compensation plan	94,638	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	464,855	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,463	—	—	4,463	—	4,463
Issuance of common stock for sale of unregistered securities for acquisition	67,658	—	2,025	—	—	2,025	—	2,025
Forfeiture of restricted stock	(3,365)	—	(42)	—	—	(42)	—	(42)
Sale of noncontrolling interests, net of taxes	—	—	4,198	—	—	4,198	7,404	11,602
Change in cumulative foreign currency translation adjustment	—	—	—	(11)	—	(11)	—	(11)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	920	—	920	—	920
Other	—	—	1	1	(2)	—	(1)	(1)
Net income	—	—	—	—	16,220	16,220	4,924	21,144
BALANCE-SEPTEMBER 30, 2021	53,301,816	$5	$335,599	$(21,317)	$(89,450)	$224,837	$114,542	$339,379

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the nine months ended September 30, 2022 and September 30, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2021	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157
Issuance of common stock under the equity compensation plan	685,577	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	973,144	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	18,856	—	—	18,856	—	18,856
Issuance of common stock for sale of unregistered securities for acquisition	2,106,292	—	56,470	—	—	56,470	—	56,470
Adjustment for shares returned/forfeited	(22,484)	—	(45)	—	—	(45)	—	(45)
Contribution from noncontrolling partner	—	—	—	—	—	—	11,077	11,077
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	6,498	—	—	6,498	—	6,498
Change in cumulative foreign currency translation adjustment	—	—	—	(12,031)	—	(12,031)	—	(12,031)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	2,771	—	2,771	—	2,771
Other	—	—	(2)	1	(1)	(2)	(1)	(3)
Net income	—	—	—	—	11,585	11,585	17,055	28,640
BALANCE-SEPTEMBER 30, 2022	57,290,756	$5	$424,369	$(29,680)	$(81,688)	$313,006	$145,384	$458,390

BALANCE - DECEMBER 31, 2020	51,640,537	$5	$307,788	$(24,051)	$(117,999)	$165,743	$92,560	$258,303
Issuance of common stock upon exercise of options	2,500	—	26	—	—	26	—	26
Issuance of common stock under the equity compensation plan	1,127,996	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	466,490	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	21,608	—	—	21,608	—	21,608
Issuance of common stock for sale of unregistered securities for acquisition	67,658	—	2,025	—	—	2,025	—	2,025
Adjustment for shares returned/forfeited	(3,365)	—	(42)	—	—	(42)	—	(42)
Sale of noncontrolling interests, net of taxes	—	—	4,198	—	—	4,198	7,404	11,602
Purchase of noncontrolling interests	—	—	(4)	—	—	(4)	—	(4)
Contribution from noncontrolling partner	—	—	—	—	—	—	123	123
Change in cumulative foreign currency translation adjustment	—	—	—	(32)	—	(32)	—	(32)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes				2,765		2,765	—	2,765
Other	—	—	—	1	(1)	—	—	—
Net income	—	—	—	—	28,550	28,550	14,455	43,005
BALANCE-SEPTEMBER 30, 2021	53,301,816	$5	$335,599	$(21,317)	$(89,450)	$224,837	$114,542	$339,379
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,640	$43,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,209	71,272
Amortization of operating lease right-of-use assets	51,573	55,880
Equity in earnings of joint ventures, net of dividends	(8,350)	(8,259)
Amortization of deferred financing costs and loan discount	1,943	2,608
Loss (gain) on sale and disposal of equipment and other	962	(279)
Loss on extinguishment of debt	—	1,496
Amortization of cash flow hedge, net of taxes	2,771	2,765
Non-cash change in fair value of interest rate swaps	(39,576)	(14,149)
Stock-based compensation	19,112	21,566
Change in fair value of contingent consideration	(329)	891
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(36,686)	(23,237)
Other current assets	(4,934)	3,358
Other assets	3,738	(4,998)
Deferred taxes	8,955	10,124
Operating lease liability	(49,597)	(55,035)
Deferred revenue	(7,809)	(19,438)
Accounts payable, accrued expenses and other	37,148	12,725
Net cash provided by operating activities	92,770	100,295
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging centers and other acquisitions	(26,009)	(70,108)
Purchase of property and equipment	(98,606)	(88,478)
Proceeds from sale of equipment	3,008	521
Equity contributions in existing and purchase of interest in joint ventures	(1,441)	(1,441)
Net cash used in investing activities	(123,048)	(159,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	—	(3,302)
Payments on term loan debt	(9,938)	(616,217)
Proceeds from debt refinancing, net of issuing costs	—	716,369
Proceeds from sale of economic interest in majority owned subsidiary, net of taxes	—	11,602
Proceeds from revolving credit facility	—	128,300
Payments on revolving credit facility	—	(128,300)
Proceeds from issuance of common stock upon exercise of options	—	26
Net cash (used in) provided by financing activities	(9,938)	108,478
EFFECT OF EXCHANGE RATE CHANGES ON CASH	616	(32)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,600)	49,235
CASH AND CASH EQUIVALENTS, beginning of period	134,606	102,018
CASH AND CASH EQUIVALENTS, end of period	$95,006	$151,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$30,251	$21,408
Cash paid during the period for income taxes	$560	$1,913
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $61.0 million and $50.5 million during the nine months ended September 30, 2022 and 2021, respectively, which were not paid for as of September 30, 2022 and 2021, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On April 1, 2022 we received $8.4 million in fixed assets and equipment from our partner in Frederick County Radiology, LLC. See Note 4, Facility Acquisitions contained herein.
On January 20, 2022, we issued 1,141,234 shares of our common stock to complete our purchase of Aidence Holding B.V. The shares were ascribed a value of $30.6 million.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At September 30, 2022, we operated directly or indirectly through joint ventures with hospitals, 349 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting.

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

The Group on a combined basis recognized $48.9 million and $43.8 million of revenue, net of management services fees to RadNet, for the three months ended September 30, 2022 and 2021, respectively and $48.9 million and $43.8 million of operating expenses for the three months ended September 30, 2022 and 2021, respectively. RadNet recognized $190.6 million and $186.8 million of total billed net service fee revenue for the three months ended September 30, 2022, and 2021, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The Group on a combined basis recognized $141.4 million and $135.0 million of revenue, net of management services fees to RadNet, for the nine months ended September 30, 2022 and 2021, respectively and $141.4 million and $135.0 million of operating expenses for the nine months ended September 30, 2022 and 2021, respectively. RadNet recognized $584.0 million and $556.4 million of total billed net service fee revenue for the nine months ended September 30, 2022, and 2021, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, we have included approximately $102.1 million and $89.2 million, respectively, of accounts receivable and approximately $14.8 million and $14.4 million of accounts payable and accrued liabilities related to the Group, respectively.

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

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender, LLC is dependent on RadNet to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. We have continued to finance ScriptSender during it's development phase and our maximum exposure to loss is $3.5 million, which represents our receivable balance from the entity. Maximum exposure to loss is the loss that we would absorb in the event that all of the assets of ScriptSender are deemed worthless. We paid operating expenses for the venture of $0.5 million and $0.6 million for the three months ended September 30, 2022 and September 30, 2021, respectively and $1.5 million and $1.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2022 and 2021 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2021.
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
Our total service fee revenues during the three and nine months ended September 30, 2022 and 2021 are presented in the table below. Our imaging center revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type. Additional revenues are earned from our management services provided to joint ventures and our software and AI subsidiaries.

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial insurance	$189,634	$185,723	$573,259	$555,355
Medicare	78,034	73,163	226,827	207,977
Medicaid	9,669	8,707	28,456	26,198
Workers' compensation/personal injury	13,200	11,554	38,785	32,507
Other patient revenue	7,646	4,800	22,334	14,766
Management fee revenue	6,099	5,255	17,199	16,007
Software revenue	3,430	2,068	9,849	7,115
Other	3,431	3,641	12,054	10,058
Revenue under capitation arrangements	38,001	37,283	114,366	111,449
Imaging Center Segment Revenue	349,144	332,194	1,043,129	981,432
AI Segment Revenue	900	496	3,056	496
Total service revenue	$350,044	$332,690	$1,046,185	$981,928

COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020.

Beginning in the second quarter of 2020, we received funding from the various programs established by the CARES Act as follows:

•$39.6 million total of accelerated Medicare payments received, $39.5 million in the twelve months ended December 31, 2020 and $0.1 million in the twelve months ended December 31, 2021.

•$4.0 million from the Paycheck Protection Program through the twelve months ended December 31, 2020.

•$35.4 million total Provider Relief Funding, $26.3 million received for the twelve months ended December 31, 2020 and $9.1 million received for the twelve months ended December 31, 2021, with no funds received for the three months ended September 30, 2021 and $6.3 million received during the nine months ended September 30, 2021.

The accelerated Medicare payments were recorded to Deferred Revenue in our consolidated balance sheet and are being applied to revenue as services are performed beginning in 2021. Through September 30, 2022, $38.6 million of the accelerated Medicare payments has been applied to revenue.

The $4.0 million secured from the Paycheck Protection Program was accounted for as debt and in December 2020 we met the eligibility requirements under the government guidelines for forgiveness and the loans were written off to gain on extinguishment of debt.

The Provider Relief Funding from 2021 is displayed as such on our condensed consolidated statements of operations.

The CARES Act also provides for the deferral of the employer-paid portion of the social security payroll tax with 50% due by December 31, 2021 and 50% due December 31, 2022. We elected to defer $16.3 million of this tax through December 31, 2020. Additionally, The CARES Act provided a refundable employer tax credit equal to 50% of qualified wages, including certain health insurance costs, that can be used to offset payroll tax liabilities. In 2021 we qualified for a portion of the credit and recorded a benefit of $7.7 million through a reduction of payroll tax expense. Our remaining deferred payroll tax liability balance of approximately $8.1 million at September 30, 2022, will be paid by December 31, 2022.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $15.5 million and $17.7 million at September 30, 2022 and December 31, 2021, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassess any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs, net of accumulated amortization, were $1.8 million and $2.1 million, as of September 30, 2022 and December 31, 2021, respectively and related to our Barclays Revolving Credit Facility. See Note 6, Credit Facilities and Notes Payable for more information.
PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is performed using the straight-line method over the estimated useful lives of the assets acquired, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of the lease term or their estimated useful lives, which range from 3 to 15 years. Maintenance and repairs are charged to expense as incurred.
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
GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at September 30, 2022 totaled $575.1 million. Indefinite lived intangible assets at September 30, 2022 were $12.7 million. Goodwill and Indefinite Lived Intangibles are recorded as a result of business combinations. When we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2021, noting no impairment. We considered the current and expected future economic and market conditions including those resulting from the COVID-19 pandemic and did not identify an indication of goodwill impairment being more likely than not through September 30, 2022. Activity in goodwill for the nine months ended September 30, 2022 is provided below (in thousands):

Balance as of December 31, 2021	$513,820
Goodwill from acquisitions	67,979
Valuation adjustment	(338)
Currency translation	(6,369)
Balance as of September 30, 2022	$575,092
Goodwill balances at September 30, 2022 reflect additional goodwill arising from deferred tax liabilities recorded on our acquisitions of Aidence Holding B.V. and Quantib B.V. of $7.3 million. See Note 4, Business Combinations and Related Activity for more information.
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
We recorded income tax expense of $2.2 million, or an effective tax rate of 25.3%, for the three months ended September 30, 2022 compared to income tax expense of $5.3 million, or an effective tax rate of 20.0% for the three months ended September 30, 2021. We recorded income tax expense of $7.1 million, or an effective tax rate of 19.8%, for the nine months ended September 30, 2022 compared to income tax expense of $12.5 million or an effective tax rate of 22.6% for the nine months ended September 31, 2021.
The income tax rates for the three and nine months ended September 30, 2022 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes (iii) effects of foreign income taxes; and (iv) excess tax benefits attributable to share-based compensation. We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of September 30, 2022. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.

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
COMPREHENSIVE (LOSS) INCOME - Accounting guidance establishes rules for reporting and displaying comprehensive income or loss and its components. Our unrealized gains or losses on foreign currency translation adjustments and swap agreements are included in comprehensive (loss) income and are included in the consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021.
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
DERIVATIVE INSTRUMENTS - In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 Swaps will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They will mature in October 2023 for the smaller notional and October 2025 for the larger notional. Under these arrangements, we arranged the 2019 Swaps with locked in 1 month LIBOR rates at 1.96% for the $100,000,000 notional and at 2.05% for the $400,000,000 notional. As of the effective date, we are liable for premium payments if interest rates decline below the arranged rates, but will receive interest payments if rates are above the arranged rates.
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
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended September 30, 2022
Account	June 30, 2022 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	September 30, 2022 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(17,039)	$—	$924	$(16,115)	Equity

For the nine months ended September 30, 2022
Account	December 31, 2021 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	September 30, 2022 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(18,886)	$—	$2,771	$(16,115)	Equity

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended September 30, 2022
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Gross amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$12,451	Non-cash change in fair value of interest rate swaps	$(1,245)	Interest Expense

For the nine months ended September 30, 2022
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Gross amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$39,576	Non-cash change in fair value of interest rate swaps	$(3,735)	Interest Expense
See Fair Value Measurements section below for the fair value of the 2019 Swaps at September 30, 2022.
CONTINGENT CONSIDERATION -
Aidence Holding B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening. As part of the purchase agreement, we will pay up to $10.0 million consideration upon the completion of two identified milestones in RadNet common shares. This contingency had a value of approximately $7.9 million on September 30, 2022. The amount is reviewed quarterly and adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval, which has been currently determined by management to be 90% for milestone one and 80% for milestone two.
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
A tabular presentation of the effect of the combined Aidence and Quantib contingent consideration on our condensed consolidated balance sheet is as follows (amounts in thousands):

For the three months ended September 30, 2022
Account	June 30, 2022 Balance	Amount of other non operating income recognized on contingent consideration	Currency Translation	September 30, 2022 Balance	Location
Other Long Term Liabilities	$8,437	$958	$833	$10,228	Liabilities and Non Operating Income

For the nine months ended September 30, 2022
Account	January 1, 2022 Balance	Issuance of contingent consideration	Amount of other non operating income recognized on contingent consideration	Currency Translation	September 30, 2022 Balance	Location
Other Long Term Liabilities	$—	$10,459	$(329)	$98	$10,228	Liabilities and Non Operating Income
See Fair Value Measurements section below for the fair value of contingent consideration at September 30, 2022.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$23,258	$—	$23,258

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Current and long term liabilities
2019 Swaps - Interest Rate Contracts	$—	$16,319	$—	$16,319
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
Contingent Consideration:
The table below summarizes the estimated fair values of contingencies and holdback relating to our Aidence Holding B.V. and Quantib B.V. acquisitions on January 20, 2022, that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Long term liabilities
Aidence Holding B.V. milestone consideration	$—	$—	$7,922	$7,922
Quantib B.V. holdback of 113,303 shares of RadNet common stock	$—	$—	$2,306	$2,306

The estimated fair value of these liabilities was determined using Level 3 inputs. For Aidence Holding B.V., the milestone contingent liability was adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval. For the Quantib B.V holdback shares, the fair value was determined by calculating the value estimated shares issuable as of the reporting date (which was $20.35) translated at the current exchange rate at September 30, 2022, the time period related to the contractual settlement term, and the probability of issuing the shares. As all the inputs for the contingent consideration of both Aidence Holding B.V and Quantib B.V. are not observable (excluding our closing share price) and cannot be corroborated by observable market data, we employ a Level 3 category.
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$727,510	$—	$727,510	$757,938

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and SunTrust Term Loan	$—	$766,973	$—	$766,973	$767,875
At September 30, 2022 and at December 31, 2021 our Barclays revolving credit facility had no balance outstanding. Our SunTrust revolving credit facility relating to our consolidated subsidiary The New Jersey Imaging Network ("NJIN"), had no principal amount outstanding at September 30, 2022 and at December 31, 2021.
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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to RadNet, Inc.'s common stockholders	$668	$16,220	$11,585	$28,550

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	56,744,419	52,810,644	56,041,017	52,323,360
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.01	$0.31	$0.21	$0.55

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	56,744,419	52,810,644	56,041,017	52,323,360
Add nonvested restricted stock subject only to service vesting	179,268	271,964	141,492	242,523
Add additional shares issuable upon exercise of stock options and contingently issuable shares	728,074	735,232	853,908	683,815
Weighted average number of common shares used in calculating diluted net income per share	57,651,761	53,817,840	57,036,417	53,249,698
Changes in FV associated with contingently issuable shares	$—	$—	$(586)	$—
Net income attributable to RadNet, Inc's common stockholders for diluted share calculation	$668	$—	$10,999	$—
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.01	$0.30	$0.19	$0.54

Fair value change for contingently available shares excluded from the computation of diluted per share amounts as its effect would be antidilutive	$278	$—	$—	$—
Stock options and other non vested shares excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Shares issuable subject to satisfaction of certain contingencies	113,303	—	—	—
Shares issuable upon the exercise of stock options:	84,885	—	67,289	—
Weighted average shares for which the exercise price exceeds average market price of common stock	83,972	—	73,094	—

EQUITY INVESTMENTS AT FAIR VALUE–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of September 30, 2022, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified during the three and nine months ended September 30, 2022.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted into an additional 80,000 shares effective December 21, 2019. No observable price changes or impairment in our investment was identified during the three and nine months ended September 30, 2022.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified during the three and nine months ended September 30, 2022.
INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of September 30, 2022.
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
*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, two of which were purchased separately by wholly owned RadNet subsidiaries.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2022 (in thousands):

Balance as of December 31, 2021	$42,229
Equity in earnings in these joint ventures	8,350
Equity contributions in existing joint ventures	1,441
Balance as of September 30, 2022	$52,020
We charged management service fees from the centers underlying these joint ventures of approximately $6.1 million and $5.3 million for the three months ended September 30, 2022 and 2021 and $17.2 million and $16.0 million for the nine months ended September 30, 2022 and 2021, respectively.
On June 24, 2022, we made an additional equity contribution to our joint venture in Arizona of $1.4 million. Our equity ownership interest percentage in the venture did not change.

The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2022 and December 31, 2021 and income statement data for the nine months ended September 30, 2022 and 2021 (in thousands):

Balance Sheet Data:	September 30, 2022	December 31, 2021
Current assets	$48,154	$37,186
Noncurrent assets	86,123	73,592
Current liabilities	(12,211)	(12,919)
Noncurrent liabilities	(26,619)	(22,370)
Total net assets	$95,447	$75,489

Book value of RadNet joint venture interests	$43,947	$34,930
Cost in excess of book value of acquired joint venture interests and other	8,073	7,299
Total value of RadNet joint venture interests	$52,020	$42,229

Income statement data for the nine months ended September 30,	2022	2021
Net revenue	$107,241	$98,193
Net income	$17,034	$16,007

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

Artificial Intelligence

Aidence Holding B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening, in an combination stock and cash purchase. Aidence is reported as part of our artificial intelligence segment and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including i) 1,117,872 shares issued at $26.80 per share with a fair value of $30.0 million ii) cash of $1.8 million and iii) assuming liabilities of $11.9 million, $7.4 million in milestone contingent consideration and cash holdback of $4.5 million and iv) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. We recorded $1.0 million in current assets, $0.2 million in property plant and equipment, $27.7 million in intangible assets, $3.2 million in liabilities and $19.0 million in goodwill.

Quantib B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening, in a combination stock and cash purchase. Quantib is reported as part of our artificial intelligence segment, and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $42.3 million including i) 965,058 shares issued at $26.80 per share with a fair value of $25.9 million ii) cash of $11.8 million and iii) 113,303 shares with a fair value at the date of close of $3.0 million and cash holdback of $1.6 million to be released 18 months after acquisition subject to adjustment for any indemnification claims and will be marked to market in subsequent periods. We recorded $2.4 million in current assets, $0.1 million in property plant and equipment, $21.3 million in intangible assets, $3.7 million in liabilities and $22.2 million in goodwill.
Formation of majority owned subsidiary
Frederick County Radiology, LLC
On April 1, 2022 we formed Frederick County Radiology, LLC ("FCR"), a partnership with Frederick Health Hospital, Inc. ("Hospital"). The operation offers multi-modality services out of six locations in Frederick, Maryland. We contributed the operations of 4 centers to the enterprise and Hospital contributed $5.4 million in fixed assets, $3.0 million in equipment, and $10.8 million in goodwill. As a result of the the transaction, we retain a 65% controlling economic interest in FCR and Hospital retains a preliminary $11.1 million or 35% noncontrolling economic interest in FCR. The initial accounting is preliminary as of September 30, 2022 for the acquired assets and liabilities as we are currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination.
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

The table below present segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Imaging Centers	$349,144	$332,194	$1,043,129	$981,432
AI	900	496	3,056	496
Total revenue	$350,044	$332,690	$1,046,185	$981,928

Cost of Operations
Imaging Centers	$307,868	$271,509	$917,329	$834,944
AI	6,075	1,247	17,428	3,665
Total cost of operations	$313,943	$272,756	$934,757	$838,609

Depreciation and Amortization
Imaging Centers	$27,590	$24,437	$80,496	$70,924
AI	1,639	169	4,713	348
Total depreciation and amortization	$29,229	$24,606	$85,209	$71,272

Loss (Gain) on Disposal of Equipment
Imaging Centers	$(253)	$2,595	$936	$(279)
AI	6	—	26	—
Total loss (gain)	$(247)	$2,595	$962	$(279)

Severance
Imaging Centers	$187	$163	$488	$715
AI	8	—	8	—
Total severance	$195	$163	$496	$715

Income from Operations
Imaging Centers	$13,752	$33,490	$43,880	$75,128
AI	(6,828)	(920)	(19,119)	(3,517)
Total income from operations	$6,924	$32,570	$24,761	$71,611

For proper comparative purposes, Imaging Center segment revenue in 2021 excludes Provider Relief Funding of $6.3 million for the nine months ended September 30, 2021, as it represents a form of direct Government stimulus. No such funds were received for the three months ended September 30, 2021.

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE
As of September 30, 2022 and December 31, 2021 our term loan debt obligations are as follows (in thousands):

	September 30, 2022	December 31, 2021
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$715,938	$721,375
Discount on First Lien Term Loans	(11,649)	(13,213)
SunTrust Term Loan collateralized by NJIN's tangible and intangible assets	42,000	46,500
Total debt obligations	746,289	754,662
Less: current portion	(10,789)	(11,164)
Long term portion debt obligations	$735,500	$743,498
We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at September 30, 2022 and have reserved $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays Revolving Credit Facility was available to draw upon as of September 30, 2022. We had no outstanding balance under our $30.0 million SunTrust Revolving Credit Facility at September 30, 2022. As of September 30, 2022, we were in compliance with all covenants under our credit facilities.
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
Senior Secured Credit Facilities
First Lien Term Loans:

The First Lien Term Loans under the Restated Credit Agreement bear interest at either a Eurodollar Rate or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement), plus an applicable margin. The applicable margin for Eurodollar Rate term loans under the Restated Credit Agreement is 3.25% per annum, with a reduction to 3.00% per annum upon delivery by us of financial statements for the period ending March 31, 2021 evidencing a first lien net leverage ratio of 3.50 to 1.00 or less. Such statements were delivered by us on May 27, 2021. At September 30, 2022 the effective Eurodollar Rate and the Alternate Base Rate for the First Lien Term Loans under the Restated Credit Agreement was 2.49% and 6.25%, respectively and the applicable margin for the Eurodollar Rate and Alternate Base Rate First Lien Term Loans under the Restated Credit Agreement was 3.00% and 2.00%, respectively.

The Restated Credit Agreement provides for quarterly payments of principal for the First Lien Term Loan in the amount of approximately $1.8 million. The First Lien Term Loan will mature on April 23, 2028 unless otherwise accelerated under the terms of the Restated Credit Agreement.
SunTrust Credit Facilities:
At September 30, 2022, our SunTrust credit facilities, which relate to our consolidated subsidiary The New Jersey Imaging Network, L.L.C.("NJIN"), were comprised of one term loan in the principal amount described in the table above (the "SunTrust Term Loan") and a revolving credit facility of $30.0 million (the "SunTrust Revolving Credit Facility") both of which are provided pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement dated August 31, 2018, among NJIN, as borrower, with SunTrust Bank, as administrative agent, and the lenders identified therein (as amended, the "SunTrust Credit Agreement"). Our SunTrust Term Loan bears interest at either an Adjusted LIBOR or a Base Rate (each as defined in the SunTrust Credit Agreement), plus an applicable margin according to the following schedule:

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

The loans and other obligations outstanding under the SunTrust Credit Agreement currently bear interest at a three month LIBOR election at 2.88% plus an applicable margin and fees based on Pricing Level V described above.

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

Revolving Credit Facilities
Barclays Revolving Credit Facility

The Barclays Revolving Credit Facility under the Restated Credit Agreement is a $195.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $1.8 million at September 30, 2022.

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

As of September 30, 2022, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 8.25%.

For letters of credit issued under the Barclays Revolving Credit Facility, letter of credit fees accrue at the applicable margin for Eurodollar rate revolving loans which is currently 3.00% and fronting fees accrue at 0.125% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the Restated Credit Agreement. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.
The Barclays Revolving Credit Facility will terminate on April 23, 2026 unless otherwise accelerated in accordance with the terms of the Restated Credit Agreement.

SunTrust Revolving Credit Facility

The SunTrust Credit Agreement established a $30.0 million revolving credit facility available to NJIN for funding requirements. The SunTrust Revolving Credit Facility terminates on the earliest of (i) August 31, 2023, (ii) the voluntary termination thereof by NJIN pursuant to Section 2.8 of the SunTrust Credit Agreement, or (iii) the date on which all amounts outstanding under the SunTrust Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise). As of September 30, 2022, NJIN had no borrowings under the SunTrust Revolving Credit Facility.
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
As of September 30, 2022, we had outstanding options to acquire 703,914 shares of our common stock, of which options to acquire 508,969 shares were exercisable. The following summarizes all of our option transactions for the nine months ended September 30, 2022:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2021	473,939	$9.38
Granted	229,975	28.36
Balance, September 30, 2022	703,914	15.58	6.10	$5,270,161
Exercisable at September 30, 2022	508,969	11.05	4.93	5,204,446
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2022 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on September 30, 2022. As of September 30, 2022, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.4 million, which is expected to be recognized over a weighted average period of approximately 2.20 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of September 30, 2022, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $0.9 million, which is expected to be recognized over a weighted average period of approximately 0.89 years

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance December 31, 2021	320,660	$—
Exercised	(191,085)	—
Balance, September 30, 2022	129,575	—	7.03	$2,636,851
Exercisable at September 30, 2022	84,885	—	7.03	1,727,406
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards
The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of September 30, 2022, we have issued a total of 7,892,930 RSA’s of which 554,476 were unvested at September 30, 2022. The following summarizes all unvested RSA’s activities during the nine months ended September 30, 2022:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2021	456,075		$20.06
Changes during the period
Granted	649,901		$26.33
Vested	(550,248)		$21.95
Forfeited or Canceled	(1,252)		$28.53
RSA's unvested at September 30, 2022	554,476	1.29	$23.84
We determine the fair value of all RSA’s based on the closing price of our common stock on the award date.
Other stock bonus awards
The Restated Plan also permits share awards not subject to any future service period. These are valued and expensed based on the closing price of our common stock on the date of award. During the nine months ended September 30, 2022, awards totaling 1,000 shares with a value of approximately $19.0 thousand were granted.
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
Performance based stock options ("PSOs")
In January 2022, we granted certain employees PSOs to purchase a maximum of 111,925 shares of our common stock. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 111,925 shares) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2022 through December 31, 2022.
Long Term Incentive Plan shares ("LTIPs")
In addition, we issue stock-based compensation to certain employees in our AI segment in the form of Stock Units and Restricted Stock Awards, subject to certain restrictions. The awards represent a form of long term incentive and are reflective of a general practice within the software industry. The units and shares vest ratably over a 2 to 4 year period, conditioned on continued employment through the vesting periods. We determine the fair value of all LTIPs based on the closing price of our common stock on the award date. The following summarizes all unvested LTIPs activities during the nine months ended September 30, 2022:

	LTIPs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2021	—		$—
Changes during the period
Granted	178,748		$19.56
Forfeited or Canceled	(5,479)		$19.50
RSA's unvested at September 30, 2022	173,269	2.98	$19.56
Restated Plan summary
In summary, of the 16,500,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2022, there remain 2,037,463 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS

Refinancing of SunTrust (Now Truist) Credit Facilities:

On October 7, 2022, our subsidiary, NJIN, entered into a Second Amended and Restated Credit and Term Loan Agreement which provides for a single term loan of $150.0 million and a $50.0 million revolving credit facility. The proceeds of the term loan were used to partially fund the acquisition of Montclair Radiological Associates, refinance the outstanding $42.0 million term loan and pay fees and expenses associated with the refinancing transaction. The key terms of the Restated Credit and Term Loan Agreement are:

•    Interest Rates: Borrowings bear interest at either the SOFR or Base Rate as defined in the agreement, plus an applicable margin.

•    Maturity Dates: The maturity date for both the term loan and revolving loans is October 7, 2027, unless accelerated in accordance with the terms of the agreement.

•    Payments: Beginning March 31, 2023, we will be required to make quarterly principal amortization payments on the term loan in the amount of $1.9 million, which will increase to $3.8 million, with the balance paid at maturity.

Acquisitions:

On October 1, 2022, through our NJIN subsidiary, we acquired Montclair Radiological Associates for purchase consideration of approximately $112.6 million. Montclair consists of six multi modality radiology centers located in New Jersey.

On November 1, 2022, we acquired a 75% controlling share interest in London-based Heart & Lung Imaging Limited ("HLH"). HLH was founded to improve lung cancer outcomes through early detection and accurate diagnosis. HLH will be integrated into our AI operations. Total combined purchase consideration, including contingencies, consists of RadNet common stock and cash up to a potential $27.6 million.
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

Overview

We are a leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2022, we operated, directly or indirectly through joint ventures with hospitals, 349 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence

Our Imaging Center segment provides physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a strategy that diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Included in the segment is our eRad subsidiary, which designs the underlying critical scheduling, data storage and retrieval systems necessary for imaging center operation.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our imaging centers. The following table shows our centers in operation and revenues for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended September 30,
	2022	2021
Centers in operation	349	353
Net revenues (millions)	$1,046	$982
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
Our total service fee revenues during the three and nine months ended September 30, 2022 and 2021 are presented in the table below. Our imaging center revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type. Additional revenues are earned from our management services provided to joint ventures and our software and AI subsidiaries.

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial insurance	$189,634	$185,723	$573,259	$555,355
Medicare	78,034	73,163	226,827	207,977
Medicaid	9,669	8,707	28,456	26,198
Workers' compensation/personal injury	13,200	11,554	38,785	32,507
Other patient revenue	7,646	4,800	22,334	14,766
Management fee revenue	6,099	5,255	17,199	16,007
Software revenue	3,430	2,068	9,849	7,115
Other	3,431	3,641	12,054	10,058
Revenue under capitation arrangements	38,001	37,283	114,366	111,449
Imaging Center Segment Revenue	349,144	332,194	1,043,129	981,432
AI Segment Revenue	900	496	3,056	496
Total service revenue	$350,044	$332,690	$1,046,185	$981,928

Recent Developments

Through the third quarter ended September 30, 2022 our imaging business continued to expand, with procedure volumes returning to levels experienced before the COVID-19 pandemic, with year to date same center procedure volumes increasing 3.1% and overall procedure volumes increasing 6.0% over the same period in 2021. We continued to pursue our strategy of expansion within geographic regions, with a concentration on adding new facilities in Maryland. While imaging volumes returned to pre-pandemic levels, our operations have experienced effects from the pandemic and related macroeconomic issues. We are experiencing tighter labor markets, resulting in increased salaries as we seek to retain our skilled workforce. Our acquisitions of Aidence Holding B.V. and Quantib B.V. have expanded our AI initiatives to encompass imaging diagnostics solutions for the most prevalent cancers. Efforts in AI are largely in the product development stage at this time and we expect that the segment will continue to experience operating losses for the foreseeable future as we seek to secure both regulatory approvals and market acceptance for our products.

Equity Investments, Acquisitions and Dispositions, and Joint Venture Activity
We have developed our medical imaging business through a combination of organic growth, equity investments, acquisitions and joint venture formations. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2021.
Equity Investments
As of September 30, 2022, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified during the three and nine months ended September 30, 2022.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted into an additional 80,000 shares effective December 21, 2019. No observable price changes or impairment in our investment was identified during the three and nine months ended September 30, 2022.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of it operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified during the three and nine months ended September 30, 2022.
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

Artificial Intelligence

Aidence Holding B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening, in an combination stock and cash purchase. Aidence is reported as part of our AI segment and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including i) 1,117,872 shares issued at $26.80 per share with a fair value of $30.0 million ii) cash of $1.8 million and iii) assumed liabilities of $11.9 million, $7.4 million in milestone contingent consideration and cash holdback of $4.5 million and iv) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. We recorded $1.0 million in current assets, $0.2 million in property plant and equipment, $27.7 million in intangible assets, $3.2 million in liabilities and $19.0 million in goodwill.

Quantib B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening, in a combination stock and cash purchase. Quantib is reported as part of our AI segment, and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $42.3 million including i) 965,058 shares issued at $26.80 per share with a fair value of $25.9 million ii) cash of $11.8 million and iii) 113,303 shares with a fair value at the date of close of $3.0 million and cash holdback of $1.6 million to be issued 18 months after acquisition subject to adjustment for any indemnification claims. We recorded $2.4 million million in current assets, $0.1 million in property plant and equipment, $21.3 million in intangible assets, $3.7 million in liabilities and $22.2 million in goodwill.
Formation of majority owned subsidiary
Frederick County Radiology, LLC
On April 1, 2022 we formed Frederick County Radiology, LLC ("FCR"), a partnership with Frederick Health Hospital, Inc. ("Hospital"). The operation offers multi-modality services out of six locations in Frederick, Maryland. We contributed the operations of 4 centers to the enterprise and Hospital contributed $5.4 million in fixed assets, $3.0 million in equipment, and $10.8 million in goodwill. As a result of the the transaction, we retain a 65% controlling economic interest in FCR and Hospital retains a preliminary $11.1 million or 35% noncontrolling economic interest in FCR. The initial accounting is preliminary as of September 30, 2022 for the acquired assets and liabilities as we are currently in the process of completing the assessment of valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination.
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
Joint Venture Activity
Acquisition by equity method investee

During the first quarter of 2022, our joint venture with Calvert Medical Imaging Center, LLC, completed the acquisition of certain assets to strengthen our presence in the Maryland market. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Right of Use Liabilities
IFRC LLC *^	1/1/2022	3,922	2,121	1,295	1,801	(1,295)
*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, two of which were purchased separately by wholly owned RadNet subsidiaries.

The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2022 (in thousands):

Balance as of December 31, 2021	$42,229
Equity in earnings in these joint ventures	8,350
Equity contributions in existing joint ventures	1,441
Balance as of September 30, 2022	$52,020
We charged management service fees from the centers underlying these joint ventures of approximately $6.1 million and $5.3 million for the three months ended September 30, 2022 and 2021 and $17.2 million and $16.0 million for the nine months ended September 30, 2022 and 2021, respectively.

On June 24, 2022, we made an additional equity contribution to our joint venture in Arizona of $1.4 million. Our equity ownership interest percentage in the venture did not change.

The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2022 and December 31, 2021 and income statement data for the nine months ended September 30, 2022 and 2021 (in thousands):

Balance Sheet Data:	September 30, 2022	December 31, 2021
Current assets	$48,154	$37,186
Noncurrent assets	86,123	73,592
Current liabilities	(12,211)	(12,919)
Noncurrent liabilities	(26,619)	(22,370)
Total net assets	$95,447	$75,489

Book value of RadNet joint venture interests	$43,947	$34,930
Cost in excess of book value of acquired joint venture interests	8,073	7,299
Total value of RadNet joint venture interests	$52,020	$42,229

Income statement data for the nine months ended September 30,	2022	2021
Net revenue	$107,241	$98,193
Net income	$17,034	$16,007
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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended September 30, 2022.

Provider Relief Fund (COVID-19 Stimulus Funding)
The Provider Relief Fund offers government assistance to eligible providers throughout the healthcare system in support of certain expenses or lost revenue attributable to the coronavirus pandemic. We have recorded provider relief funding in our condensed Consolidated Statements of Operations in the amount of $6.3 million for the nine months ended September 30, 2021. No provider relief funding was received for the three and nine months ended September 30, 2022. Generally, the department of Health and Human Services ("HHS") does not intend to recoup funds as long as a provider's lost revenue and increased expenses exceed the amount of provider relief funding one has received. HHS reserves the right to audit Relief Fund recipients in the future to ensure that this requirement is met and collect any Relief Fund amounts that were made in error or exceed lost revenue or increased expenses due to the pandemic. Failure to comply with the terms and conditions may be grounds for recoupment. In recognizing revenue associated with provider relief funding our management is required to assess whether our operations have meet the applicable requirements for the funding received. During the quarter ended September 30, 2022, we continued to evaluate our operating results in light of the most recent government guidance and based on our assessment, the amount of revenue recognized is appropriate.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended September 30, 2022.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at September 30, 2022 totaled $575.1 million. Indefinite Lived Intangible Assets at September 30, 2022 were $12.7 million and are associated with the value of certain trade name intangibles. Our management reviews the fair value of our reporting units on an annual basis to determine if an event has occurred which suggest that the fair value of a reporting unit may be impaired. When we determine the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The review of fair value requires our management to make assessments of the business and financial prospects for a particular reporting unit. We tested goodwill for impairment on October 1, 2021. We also continue at regular intervals to consider the current and expected future economic and market conditions surrounding the COVID-19 pandemic and to date have not had an indication of goodwill impairment being more likely than not through September 30, 2022.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.
Subsequent Events
Refinancing of SunTrust (Now Truist) Credit Facilities:

On October 7, 2022, our subsidiary, NJIN, entered into a Second Amended and Restated Credit and Term Loan Agreement which provides for a single term loan of $150.0 million and a $50.0 million revolving credit facility. The proceeds of the term loan were used to partially fund the acquisition of Montclair Radiological Associates, refinance the outstanding $42.0 million term loan and pay fees and expenses associated with the refinancing transaction. The key terms of the Restated Credit and Term Loan Agreement are:

•    Interest Rates: Borrowings bear interest at either the SOFR or Base Rate as defined in the agreement, plus an applicable margin.

•    Maturity Dates: The maturity date for both the term loan and revolving loans is October 7, 2027, unless accelerated in accordance with the terms of the agreement.

•    Payments: Beginning March 31, 2023, we will be required to make quarterly principal amortization payments on the term loan in the amount of $1.9 million, which will increase to $3.8 million, with the balance paid at maturity.

Acquisitions:

On October 1, 2022, through our NJIN subsidiary, we acquired Montclair Radiological Associates for purchase consideration of approximately $112.6 million. Montclair consists of six multi modality radiology centers located in New Jersey.

On November 1, 2022, we acquired a 75% controlling share interest in London-based Heart & Lung Imaging Limited ("HLH"). HLH was founded to improve lung cancer outcomes through early detection and accurate diagnosis. HLH will be integrated into our AI operations. Total combined purchase consideration, including contingencies, consists of RadNet common stock and cash up to a potential $27.6 million.
Results of Operations
The following table sets forth, for the three and nine months ended September 30, 2022 and 2021, the percentage that certain items in the statements of operations bears to total service revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Service fee revenue	89.1%	88.8%	89.1%	88.6%
Revenue under capitation arrangements	10.9%	11.2%	10.9%	11.4%
Total service revenue	100.0%	100.0%	100.0%	100.0%
Provider relief funding	—%	—%	—%	0.6%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	89.6%	82.0%	89.3%	85.4%
Depreciation and amortization	8.4%	7.4%	8.1%	7.3%
(Gain) loss on sale and disposal of equipment and other	(0.1)%	0.8%	0.1%	—%
Severance costs	0.1%	—%	0.1%	0.0%
Total operating expenses	98.0%	90.2%	97.6%	92.7%

INCOME FROM OPERATIONS	2.0%	9.8%	2.4%	7.9%

OTHER INCOME AND EXPENSES
Interest expense	3.5%	3.6%	3.4%	3.8%
Equity in earnings of joint ventures	(0.9)%	(0.9)%	(0.8)%	(0.8)%
Non-cash change in fair value of interest rate swaps	(3.6)%	(0.9)%	(3.8)%	(1.4)%
Debt restructuring and extinguishment expenses	—%	—%	—%	0.6%
Other expenses (income)	0.5%	—%	0.2%	0.1%
Total other (income) expenses	(0.5)%	1.8%	(1.0)%	2.3%
INCOME BEFORE INCOME TAXES	2.5%	8.0%	3.4%	5.6%
Provision for income taxes	(0.6)%	(1.6)%	(0.6)%	(1.3)%
NET INCOME	1.8%	6.4%	2.7%	4.3%
Net income attributable to noncontrolling interests	1.7%	1.5%	1.6%	1.4%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	0.2%	4.9%	1.1%	2.9%

Results of Operations
Imaging Center Segment

We have developed our medical imaging centers segment through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three and nine months ended September 30, 2022 and 2021.
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of July 1, 2021 through September 30, 2022. Excluded amounts relate to imaging centers that were acquired or divested between July 1, 2021 through September 30, 2022.
Total Revenue inclusive of Provider Relief funding where applicable for 2022 and 2021

In Thousands	Three Months Ended September 30,
Revenue	2022	2021	$ Increase/(Decrease)	% Change
Total Revenue	$349,144	$332,195	$16,949	5.1%
Same Center Revenue	$341,450	$327,150	$14,300	4.4%
Excluded	$7,694	$5,045	—	—
Overall revenue change was driven by procedure volume growth of 3.6% compared to the same period in the prior year. On a same center basis, the increase in revenue was largely attributable to product mix as advanced radiology procedures of MRI, PET, and CT expanded at combined 7.0% to provide the major portion of the revenue growth.

Operating Expenses

Total operating expenses for the three months ended September 30, 2022 increased approximately $36.7 million, or 12.3%, from $298.7 million for the three months ended September 30, 2021 to $335.4 million for the three months ended September 30, 2022. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Salaries and professional reading fees, excluding stock-based compensation	$195,878	$163,756
Stock-based compensation	2,604	3,978
Building and equipment rental	31,420	31,403
Medical supplies	18,121	14,008
Other operating expenses *	59,845	58,364
Cost of operations	307,868	271,509

Depreciation and amortization	27,590	24,437
(Gain) loss on sale and disposal of equipment	(253)	2,595
Severance costs	187	163
Total operating expenses	$335,392	$298,704
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended September 30, 2022 and 2021 (in thousands):

Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended September 30,
Salaries and Professional Fees	2022	2021	$ Increase/(Decrease)	% Change
Total Salaries	$195,878	$163,756	$32,122	19.6%
Same Center Salaries	$188,678	$159,527	$29,151	18.3%
Excluded	$7,200	$4,229	—	—

Similar to prior quarters, growth in procedure volumes precipitated increases in salary expenses both to meet additional professional staffing needs and retain our skilled work force in the current tight labor market.
Stock-based compensation

Stock-based compensation decreased $1.4 million, or 34.5% to approximately $2.6 million for the three months ended September 30, 2022 compared to $4.0 million for three months ended September 30, 2021. This decrease is a result of a one time pandemic related stock awards to employees that were granted in the second quarter 2021. There was no similar one time award granted in 2022.
Building and equipment rental

In Thousands	Three Months Ended September 30,
Building & Equipment Rental	2022	2021	$ Increase/(Decrease)	% Change
Total	$31,420	$31,403	$17	0.1%
Same Center	$28,213	$29,303	$(1,090)	(3.7)%
Excluded Sites	$3,207	$2,100	—	—

The decrease in same center building and rental relates to a combination of reduced expenses for equipment operating lease contracts which ended or were bought out during 2021 and for radiology centers abandoned in the fourth quarter of 2021 due to reduced patient utilization rates post pandemic.
Medical supplies

In Thousands	Three Months Ended September 30,
Medical Supplies Expense	2022	2021	$ Increase/(Decrease)	% Change
Total	$18,121	$14,008	$4,113	29.4%
Same Center	$16,930	$13,460	$3,470	25.8%
Excluded Sites	$1,191	$548	—	—

Increased medical supplies expense corresponds to the 7.0% growth in advanced radiology volumes as noted above combined with price increases for the contrasting agents utilized in their administration.
Other operating expenses

In Thousands	Three Months Ended September 30,
Other Operating Expenses	2022	2021	$ Increase/(Decrease)	% Change
Total	$59,845	$58,364	$1,481	2.5%
Same Center	$56,926	$56,815	$111	0.2%
Excluded Sites	$2,919	$1,551	—	—

The increase in other operating expenses was lower than overall revenue growth and relatively unchanged on a same center basis.

Additional segment operating and non operating expenses:

In Thousands	Three Months Ended June 30,
	2022	2021	$ Increase/(Decrease)	% Change
Depreciation and amortization	$27,590	$24,437	$3,153	12.9%
Loss (gain) on disposal of equipment and other	($253)	$2,595	($2,848)	nm
Non-cash change in fair value of interest rate swaps	($12,451)	($2,870)	(9,581)	nm
Other expenses	$447	$234	$213	nm
Severance	$187	$163	24	14.7%
nm= not meaningful

Interest expense

In Thousands	Three Months Ended September 30,
Interest Expense	2022	2021	$ Increase/(Decrease)	% Change
Total Interest Expense	$12,420	$12,032	$388	3.2%
Interest related to derivatives*	$1,457	$3,700
Interest related to amortization**	$647	$647
Adjusted Interest Expense***	$10,316	$7,685	$2,631	34.2%
* Includes interest on current and prior derivative instruments not related to debt obligations.
** Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.
***Includes interest related to our term loans, revolving credit line,notes, finance leases and other.

Excluding the effect of interest expense related to derivatives and amortization for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, adjusted interest expense increased $2.6 million, or 34.2%. The rise in adjusted interest expense is attributable to a higher overall loan balance in combination with increased variable interest rates paid on the balance compared to the same period in the prior year. Based on recent increases in global interests rates, we expect the effective interest rates on our senior credit facilities, and our related interest expense, to continue to rise in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future interest expense exposure we have entered into certain interest rate swap agreements. See the Derivative Instruments section of Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in this report for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures
For the three months ended September 30, 2022 we recognized equity in earnings from unconsolidated joint ventures in the amount of $3.1 million and for three months ended September 30, 2021 we recognized equity in earnings from unconsolidated joint ventures of $2.9 million, an increase of $0.2 million or 8.1%.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2021 through September 30, 2022. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2021 through September 30, 2022.
Total Revenue inclusive of Provider Relief funding for 2021

In Thousands	Nine Months Ended September 30,
Revenue	2022	2021	$ Increase/(Decrease)	% Change
Total Revenue	$1,043,129	$987,723	$55,406	5.6%
Same Center Revenue	$949,101	$927,251	$21,850	2.4%
Excluded Sites	$94,028	$60,472	—	—%
Increased revenue reflects a 3.1% growth in overall same center procedure volumes compared with the same period in the prior year. On a same center basis, advanced radiology procedures of MRI, PET, and CT increased at combined 5.8% to provide the major portion of the revenue growth. Total Provider Relief funding, used to offset lost revenue due to the pandemic and included in the above amounts, was $6.3 million for the nine months ended September 30, 2021. No Provider Relief funding was received in 2022.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2022 increased approximately $92.9 million, or 10.3%, from $906.3 million for the nine months ended September 30, 2021 to $999.2 million for the nine months ended September 30, 2022. The following table sets forth a breakdown of our cost of operations and total operating expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Salaries and professional reading fees, excluding stock-based compensation	$584,080	$513,239
Stock-based compensation	16,993	20,214
Building and equipment rental	92,250	91,253
Medical supplies	48,200	42,246
Other operating expenses *	175,806	167,992
Cost of operations	917,329	834,944

Depreciation and amortization	80,496	70,924
Loss (gain) on sale and disposal of equipment	936	(279)
Severance costs	488	715
Total operating expenses	$999,249	$906,304
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Nine Months Ended September 30,
Salaries and Professional Fees	2022	2021	$ Increase/(Decrease)	% Change
Total Salaries	$584,080	$513,239	$70,841	13.8%
Same Center Salaries	$536,480	$481,448	$55,032	11.4%
Excluded Sites	$47,600	$31,791	—	—%

Growth in procedure volumes accounted for a portion of the increase in salary expense. However, we are experiencing tight labor markets and higher labor costs as we seek to retain and recruit qualified staff.
Stock-based compensation

Stock-based compensation decreased $3.2 million, or 15.9% to approximately $17.0 million for the nine months ended September 30, 2022 compared to $20.2 million for nine months ended September 30, 2021. The decrease is a result of a one time pandemic related stock awards to employees that were granted in the second quarter 2021. There was no similar one-time award granted in 2022.

Building and equipment rental

In Thousands	Nine Months Ended September 30,
Building & Equipment Rental	2022	2021	$ Increase/(Decrease)	% Change
Total	$92,250	$91,253	$997	1.1%
Same Center	$75,159	$76,843	$(1,684)	(2.2)%
Excluded Sites	$17,091	$14,410	—	—%

The decrease in same center building and rental relates to a combination of reduced expenses for equipment operating lease contracts which ended or were bought out during 2021 and for radiology centers abandoned in the fourth quarter of 2021 due to reduced patient utilization rates post pandemic.
Medical supplies

In Thousands	Nine Months Ended September 30,
Medical Supplies Expense	2022	2021	$ Increase/(Decrease)	% Change
Total	$48,200	$42,246	$5,954	14.1%
Same Center	$43,604	$39,563	$4,041	10.2%
Excluded Sites	$4,596	$2,683	—	—%

Increased medical supplies expense corresponds to the 5.8% growth in advanced radiology volumes as noted above combined with price increases for the contrasting agents utilized in their administration.
Other operating expenses

In Thousands	Nine Months Ended September 30,
Other Operating Expenses	2022	2021	$ Increase/(Decrease)	% Change
Total	$175,806	$167,992	$7,814	4.7%
Same Center	$158,789	$155,593	$3,196	2.1%
Excluded Sites	$17,017	$12,399	—	—%

The increase in other operating expenses was lower than the growth in overall revenue for the period.

Additional segment operating and non operating expenses:

In Thousands	Nine Months Ended September 30,
	2022	2021	$ Increase/(Decrease)	% Change
Depreciation and amortization	$80,496	$70,924	$9,572	13.5%
Loss (gain) on disposal of equipment and other	$936	($279)	$1,215	nm
Non-cash change in fair value of interest rate swaps	($39,576)	($14,149)	(25,427)	nm
Other expenses*	$1,892	$6,852	($4,960)	nm
Severance	$488	$715	(227)	(31.7)%
nm= not meaningful
*Other expenses for 2021 include $6.0 million of debt extinguishment and restructuring expenses related to to our Barclays Restated Credit Agreement. See Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements for more information on our secured credit facilities.

Interest expense

In Thousands	Nine Months Ended September 30,
Interest Expense	2022	2021	$ Increase/(Decrease)	% Change
Total Interest Expense	$35,398	$37,028	$(1,630)	(4.4)%
Interest related to derivatives*	$8,195	$11,034
Interest related to amortization**	$1,942	$2,725
Adjusted Interest Expense***	$25,261	$23,269	$1,992	8.6%
* Includes interest on derivatives not related to debt obligations.
** Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.
*** Includes interest related to our term loans, revolving credit line, notes, finance leases, and other.

Excluding interest expense for derivatives and amortization for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, adjusted interest expense increased $2.0 million, or 8.6%. The rise in adjusted interest expense is attributable to a higher overall loan balance in combination with increased variable interest rates paid on the balance compared to the same period in the prior year. Based on recent increases in global interests rates, we expect the effective interest rates on our senior credit facilities, and our related interest expense, to rise in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2022 we recognized equity in earnings from unconsolidated joint ventures in the amount of $8.4 million and for the nine months ended September 30, 2021 we recognized equity in earnings from unconsolidated joint ventures of $8.3 million, a decrease of $0.1 million or 1.1%.
AI Segment
Our AI segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with a current emphasis on brain, breast, prostate, and pulmonary diagnostics. We are developing our AI segment initially through acquisition activity. Our acquisitions of Nulogix and Deephealth comprise the results for 2021. Our 2022 results include our recent additions of Aidence Holding B.V and Quantib B.V. The breakdown of revenue and expenses of the segment for the three and nine months ended September 30, 2022 and 2021 are as follows:

In Thousands	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Increase/(Decrease)	% Change	2022	2021	$ Increase/(Decrease)	% Change
Statement of Operations
Revenue	$900	$496	$404	nm	$3,056	$496	$2,560	nm
Salaries and Wages	3,640	706	2,934	nm	$11,371	$1,988	$9,383	nm
Stock compensation	713	444	269	nm	2,119	1,353	766	nm
Other operating	1,722	96	1,626	nm	3,938	324	3,614	nm
Depreciation & Amort.	1,639	170	1,469	nm	4,713	348	4,365	nm
Other operating loss	6	—	6	nm	26	—	26	nm
Severance	8	—	8	nm	8	—	8	nm
Total operating expenses	7,728	1,416	6,312	nm	22,175	4,013	18,162	nm
Loss from Operations	(6,828)	(920)	(5,908)	nm	(19,119)	(3,517)	(15,602)	nm
Other expense (income)	959	(401)	1,360	nm	(329)	891	(1,220)	nm
Income before taxes	(7,787)	(519)	(7,268)	nm	(18,790)	(4,408)	(14,382)	nm
Income taxes	—	—	—	nm	(1,457)	—	(1,457)	nm
Segment net loss	($7,787)	($519)	($7,268)	nm	($17,333)	($4,408)	($12,925)	nm

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
We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and excluding losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period. We have not made specific adjustments to our calculation of Adjusted EBITDA in response to COVID 19. Our net income reflected below includes the effect of revenue received under the Provider Relief Fund of $6.3 million for the nine months ended September 30, 2021.
Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation. This metric, as presented, may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is most comparable to the GAAP financial measure net income attributable to RadNet, Inc. common stockholders.

The following is a reconciliation of GAAP net income attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to RadNet, Inc. common stockholders	$668	$16,220	$11,585	$28,550
Provision for income taxes	2,188	5,284	7,087	12,534
Interest expense	12,420	12,032	35,398	37,028
Severance costs	195	163	496	715
Depreciation and amortization	29,229	24,606	85,209	71,272
Non-cash employee stock-based compensation	3,317	4,422	19,112	21,566
(Gain) loss on sale and disposal of equipment and other	(247)	2,595	962	(279)
Debt restructuring and loss on extinguishment expenses	—	—	—	6,044
Non-cash change in fair value of interest rate swaps	(12,451)	(2,870)	(39,576)	(14,149)
Other adjustment to joint venture investment	—	—	—	(565)
Other expenses	1,405	(167)	1,562	1,699
Legal settlements	—	—	2,197	—
Change in estimate relating to refund liability	8,089	—	8,089	—
Non operational rent expenses	959	—	3,120	—
Adjusted EBITDA including losses from AI Segment & Provider Relief Funding	$45,772	$62,285	$135,241	$164,415

Provider relief funding	—	—	—	(6,291)
Adjusted EBITDA including losses from AI Segment and excluding benefit from Provider Relief Funding	$45,772	$62,285	$135,241	$158,124
Adjusted EBITDA losses from AI Segment	4,462	306	12,253	1,816
Adjusted EBITDA excluding losses from AI Segment & Provider Relief Funding	$50,234	$62,591	$147,494	$159,940

The following table is a reconciliation of GAAP net income for our AI Segment to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment net loss	$(7,787)	$(519)	$(17,333)	$(4,408)
Stock Compensation	713	444	2,119	1,353
Depreciation & Amort	1,639	170	4,713	348
Other operating loss	6	—	26	—
Other expense (income)	959	(401)	(329)	891
Severance	8	—	8	—
Income taxes	—	—	(1,457)	—
Adjusted EBITDA AI Segment	$(4,462)	$(306)	$(12,253)	$(1,816)

Liquidity and Capital Resources
The following table summarizes key balance sheet data related to our liquidity as of September 30, 2022 and December 31, 2021 and income statement data for the nine months ended September 30, 2022 and 2021 (in thousands):

Balance Sheet Data:	September 30, 2022	December 31, 2021
Cash and cash equivalents	$95,006	$134,606
Accounts receivable	172,507	135,062
Working capital (exclusive of current operating lease liabilities)	(17,846)	14,932
Stockholders' equity	458,390	346,157

Income statement data for the nine months ended September 30,	2022	2021
Total net revenue	$1,046,185	$981,928
Net income attributable to RadNet common stockholders	11,585	28,550

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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the nine months ended:

Cash Flow Data	September 30, 2022	September 30, 2021
Cash provided by operating activities	$92,770	$100,295
Cash used in investing activities	(123,048)	(159,506)
Cash (used in) provided by financing activities	(9,938)	108,478
Cash provided by operating activities was $92.8 million and $100.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Our cash provided by operating activities for the nine months ended September 30, 2022 was affected by the non-cash change in fair value of our interest rate swap of $39.6 million.
Cash used in investing activities for the nine months ended September 30, 2022, included purchases of property and equipment for approximately $98.6 million and the acquisition of imaging business and other assets for $26.0 million. As part of our business operations we continually evaluate investment opportunities.

Cash used in financing activities of $9.9 million for the nine months ended September 30, 2022, was due to payment on our term loan obligations. Cash provided by financing activities for the nine months ended September 30, 2021 was due to the refinancing of our term loan obligations under our secured credit facilities on April 23, 2021. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements for more information.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Payments on the associated notes receivables will be reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. At September 30, 2022 we have $15.5 million, net of discount, remaining to be collected on these agreements. We do not utilize factoring arrangements as an integral part of our financing for working capital.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with SunTrust Bank. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility of $195.0 million. The SunTrust credit facilities are comprised of a term loan and a revolving credit facility of $30.0 million. As of September 30, 2022, we were in compliance with all covenants under our credit facilities. Deferred financing costs at September 30, 2022, net of accumulated amortization, was $1.8 million and is specifically related to our Barclays revolving credit facility.
Included in our condensed consolidated balance sheets at September 30, 2022 are $757.9 million of total term loan debt (exclusive of unamortized discounts of $12.2 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$715,938	$(11,649)	$704,289
SunTrust Term Loan	42,000	—	42,000
Total Term Loans	$757,938	$(11,649)	$746,289

At September 30, 2022, we had no borrowings under our Barclays or SunTrust revolving credit facilities. After reserves for outstanding letters of credit of $7.6 million on our Barclays Revolving Credit Facility, we had $187.4 million available for borrowing and $30.0 million available under our SunTrust Revolving Credit Facility.

On October 7, 2022, after the period covered by this report, our consolidated subsidiary NJIN entered into a Second Amended and Restated Credit and Term Loan Agreement which provided for a $150.0 million term loan. The proceeds of the term loan were used to partially fund the $112.6 million purchase of Montclair Radiological Associates, to refinance the outstanding $42 million term loan and to pay fees and expenses associated with refinancing transaction. In connection with the Second Amended and Restated Credit and Term Loan Agreement, the revolving credit facility was increased from $30 million to $50 million.
We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for our imaging services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar and Hungarian Forint. We have Artificial Intelligence operations in the Netherlands and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2022, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.2 million in operating expenses.

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
We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans. At September 30, 2022, we had $715.9 million outstanding subject to a Eurodollar election on First Lien Term Loans and our effective 3 month LIBOR rate plus applicable margin was 5.49%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Restated Credit Agreement over the current Eurodollar rate would result in an increase of $7.2 million in annual interest expense and a corresponding decrease in income before taxes. At September 30, 2022, we had no loan amount principal outstanding subject to an alternate base rate election on First Lien Term Loans.

At September 30, 2022, we had $42.0 million outstanding subject to an adjusted Eurodollar election on the SunTrust Restated Credit Agreement. We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the SunTrust Restated Credit Agreement. At September 30, 2022, our effective LIBOR rate plus applicable margin was 4.38%. A hypothetical 1% increase in the adjusted Eurodollar rates under the SunTrust Restated Credit Agreement would result in an increase of approximately $0.4 million in annual interest expense and a corresponding decrease in income before taxes.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: November 9, 2022	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)