Form 10-K
period 2022-12-31
RadNet, Inc.
filed 2023-03-01
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.0 billion on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2022.
The number of shares of the registrant’s common stock outstanding on February 23, 2023, was 57,836,244.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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
•the expected impact of the COVID-19 pandemic on our business, suppliers, payors, customers, referral sources, partners, patients and employees;
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

Business Overview

We are a leading national provider of diagnostic imaging services in the United States based on number of locations and annual imaging revenue. We have been in business since 1985. At December 31, 2022, we operated directly or indirectly through joint ventures with hospitals, 357 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York.

Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Integral to the imaging center business is our software arm headed by eRAD, Inc., which sells computerized systems that distribute, display, store and retrieve digital images. Internationally, our subsidiary Heart and Lung Imaging LLC, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.

We seek to develop leading positions in regional markets in order to leverage operational efficiencies. We develop our imaging business through a combination of organic growth and acquisitions. Our scale and density within selected geographies provide close, long-term relationships with key payors, radiology groups and referring physicians. Each of our center-level and regional operations teams is responsible for managing relationships with local physicians and payors, meeting our standards of patient service, and maintaining profitability. We provide training programs, standardized policies and procedures, and sharing of best practices among the physicians in our regional networks.

We have also established an Artificial Intelligence (AI) division, that develops and deploys AI suites to enhance radiologist interpretations of breast, lung and prostate images. The division is led by DeepHealth, and includes our acquisitions of Aidence Holding B.V. and Quantib B.V., both based in The Netherlands.

Available Information

All reports we file with the Securities and Exchange Commission are available free of charge via EDGAR through the SEC website at www.sec.gov. We also maintain a website at www.radnet.com where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the material is electronically filed with, or furnished to, the Securities and Exchange Commission. References to our website in this report are provided as a convenience and the information contained on, or otherwise accessible through, the website is not incorporated by reference into, nor does it form a part of this annual report on Form 10-K or any other document that we file with the Securities and Exchange Commission.

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

Although currently small in scope, AI methods are now being employed to aid radiologists in scan interpretation by quickly allowing comparison to large imaging databases to enable pinpoint diagnosis in shorter time frames. In addition, AI methods can keep track of individuals needing procedures on a regular basis (i.e. mammograms, follow ups, etc.) and alert our staff to contact the patient and schedule appointments.

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

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2022, we operated, directly or indirectly through joint ventures with hospitals, 357 centers in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. In 2022, we received approximately 55% of our net service revenue from commercial insurance payors, 11% from managed care capitated payors, 22% from Medicare and 3% from Medicaid.

Our Strong Relationships with Experienced and Highly Regarded Radiologists

Our contracted radiologists have outstanding credentials, strong relationships with referring physicians, and a broad mix of sub-specialties. The collective experience and expertise of these radiologists translates into more accurate and efficient service to patients.

Our Experienced and Committed Management Team

Our senior and executive management teams have created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. We have a track record of successful acquisitions and integration of acquired businesses into RadNet, and have managed the business through a variety of economic and reimbursement cycles.

Our Technologically Advanced Operations

In 2019, we created an AI division that now hosts the combined efforts of our acquisitions of DeepHealth, Aidence Holding B.V. and Quantib B.V.. The division is currently focused on developing improved medical interpretation of scans within the fields of mammography, lung and prostate imaging. Combined with our established eRad subsidiary, which develops and sells computerized imaging data storage and retrieval systems, we have assembled an industry leading team of software developers to create radiology workflow solutions that improve patient care.

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

Expand Our Networks

We intend to continue to expand the number of our centers both organically and through targeted acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. Our current plans are to strengthen our market presence in geographic areas where we currently have existing operations and to expand into neighboring and other areas where we believe we can compete effectively. We perform extensive due diligence before developing a new facility or acquiring an existing facility or entering into a joint venture with a hospital to manage a facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

•there is sufficient patient demand for outpatient diagnostic imaging services;

•we believe we can gain significant market share;

•we can build key referral relationships or we have already established such relationships; and

•payors are receptive to our entry into the market.

Expand Our Joint Ventures

As part of our growth strategy we have entered into joint ventures with hospitals, health systems or radiology practices that were formed for the purpose of owning and operating diagnostic imaging centers. We have created a number of joint ventures in key markets with well-established hospital systems to manage additional centers. We intend to continue to expand in established markets through additional joint ventures, particularly with hospital systems. We believe that these joint ventures strengthen and expand our strength in markets where we are already established.

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

We contract with a consolidated medical group (the "Group") which consists of professional corporations owned or controlled by individuals within our senior management that provide professional medical services in Arizona, California, Delaware, Maryland, New Jersey and New York. At locations where the Group does not provide professional medical services, we have entered into long-term contracts with third-party radiology groups in the area to provide physician services at those centers. These third-party radiology practice groups maintain full control over the provision of professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. Each medical group maintains control over the physicians it employs, and is responsible for staffing the facility with qualified professional medical personnel.

Under management agreements with the Group or other third-party radiology practices, we provide the use of our diagnostic imaging equipment, technical and management services, and administration of the non-medical functions of the professional medical practices at our centers, including the provision of non-medical staff, accounting services, billing and collection, medical and office supplies, transcription services, maintenance of medical records, and marketing. As compensation for the services furnished under management contracts with our medical groups, we receive technical fees for the use of our diagnostic imaging equipment and technical services and an agreed percentage of the medical practice billings for, or collections from, services provided at our centers. The medical groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.

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

Payors
The fees charged for diagnostic imaging services performed at our centers are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Service Fee Revenue
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Commercial Insurance (1)	55%	57%	54%
Managed Care Capitated Payors	11%	11%	13%
Medicare	22%	21%	20%
Medicaid	3%	3%	2%

(1) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

Commercial Insurance

Generally, insurance companies reimburse us, directly or indirectly, including through the Group or through the contracted radiology groups, on the basis of agreed upon rates. These rates are negotiated and may differ materially with rates set forth in the Medicare Physician Fee Schedule for the particular service. The patients may be responsible for certain co-payments or deductibles.

Managed Care Capitation Agreements

Under these agreements that are generally between the medical groups and the payor (which in most cases are large medical groups or Independent Practice Associations), the payor pays a pre-determined amount per-member per-month in exchange for the radiology group providing all necessary covered services to the managed care members included in the agreement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to the radiology practice group and, as a result of our management agreement with the radiology practice group, to us.

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

The following table sets forth the number of our centers operated directly or managed through joint ventures for each year during the five-year period ended December 31, 2022:

	Years Ended December 31,
	2022	2021	2020	2019	2018
Total centers owned or managed (at beginning of the year)	347	331	335	344	297
Centers added by:
Acquisition	8	27	13	9	55
Internal development	14	1	4	4	5
Centers closed or sold	(12)	(12)	(21)	(22)	(13)
Total centers owned or managed (at year end)	357	347	331	335	344

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2022, the quantity of principal diagnostic equipment available at our centers operated directly or through joint venture investments:

Equipment Count	Years Ended December 31,
	2022	2021	2020
MRI	340	323	293
CT	208	192	175
PET/CT	67	68	67
Mammography	387	358	315
Ultrasound	818	760	689
X-ray	440	415	376
Nuclear Medicine	57	55	57
Fluoroscopy	116	105	117
Total equipment	2,433	2,276	2,089

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

We have developed our own Radiology Information System through our team of software development engineers, which is used as our front desk patient tracking system.

Human Capital Management Strategy

The primary goal of our talent management strategy is to attract and retain engaged, talented, and diverse team members to establish RadNet as the employer of choice. We seek to drive performance by enabling effective leadership that results in a positive patient experience delivered by talented and engaged team members. To achieve this, leaders across the enterprise partner to develop and deliver talent and culture programs, create total rewards strategies, and provide efficient and effective people operations.

We believe the strength of our workforce is critical to the success of our mission to provide comprehensive radiology solutions and change the future of healthcare. We invest in our employees to ensure their confidence and competence in their roles, as well as to provide a path for professional career development. We value an ethical culture where diversity is embraced, good health and safety are promoted, and employees are empowered to share their ideas and opinions. We strive to care for our team members and are concerned about their total well-being.

Headcount and Labor Representation. At December 31, 2022, we had a total of 6,946 full-time, 509 part-time and 1,612 per diem employees, including those employed by the Group. These numbers include 221 full-time and 78 part-time physicians and 2,251 full-time, 353 part-time and 1,083 per-diem technologists.

Diversity, Equity, Inclusion, & Belonging. We are committed to creating an inclusive work environment where team members can be their best and authentic selves. With diversity comes a plethora of different perspectives and these different perspectives breed innovative ideas that enable us to lead radiology forward. Our relationship with Jobs.Vision.Success SoCal, a nonprofit, non-sectarian social service agency, is one example of our support and sponsorship of community outreach and enrichment programs for underserved populations. As a foundational practice, all employees are required to complete cultural competence training annually.

Employee Listening. We believe in ensuring every team member feels valued, seen, and heard; therefore, we have various avenues for all to share ideas and provide feedback. Piloting initiatives such as the Connections Roadshow and new employee listening platforms enabled senior leaders to hear from team members at all levels of the organization to gain insights on various topics including quality, engagement, innovation, customer service, patient focus, diversity, equity, inclusion, and belonging.

Total Well-being. We subscribe to the belief that if we take care of our people, they will in turn, take care of our patients. Prioritizing and promoting wellness allows our team members to be their best selves at work and at home. Concerning ourselves with the physical, mental, emotional, and social well-being of each team member enables us to attract and retain top talent. Beyond fair and equitable pay, we offer a wide range of benefit plan options that include, but are not limited to, medical insurance, health savings accounts, family support services, nutrition and exercise programs, and financial education. We evaluate our total well-being packages regularly to remain competitive, align with legislative changes, and respond to the needs of our team members. Based on survey feedback, we recently replaced our wellness platform and introduced Navigate Wellness to better address what our team members care about most.

Talent Development. Equipping our people to perform excellently is one of our top priorities. With companies across the country facing unprecedented, post-pandemic labor shortages, attrition, and turnover, we are doubling down on our People and Culture initiatives. We have established a Talent & Culture Center of Expertise to focus on the employee experience from beginning to end. With a heightened focus on upskilling our existing workforce, our investment in new training and development platforms and piloting a coaching capabilities builder program for our leaders, we are promoting timely and effective feedback that fosters trust, respect, teamwork, growth, and excellence. Furthermore, our tuition reimbursement program encourages team members at all levels of the enterprise to seek additional skills.

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

Sports Marketing Program

Our west coast operations renders in stadium digital X-ray for the following organizations: Los Angeles Clippers, Dodgers, Kings and Lakers. In exchange, we receive season tickets and parking. Contract lengths vary from yearly up to five years. We also provide radiology services at select imaging centers for the Anaheim Ducks, Los Angeles Angels, Los Angeles Rams, Oakland Athletics, San Francisco 49ers and student athletes of the University of Southern California.

Through our east coast operations, we have entered into sponsorship agreements with the Baltimore Ravens of the National Football League and the Baltimore Orioles of Major League Baseball which permit us to state we are the imaging partner to each organization. Both agreements last through 2023.

Suppliers

We acquire our major diagnostic imaging equipment directly from original equipment manufacturers or through third party financing companies and purchase medical supplies from various national vendors. Our diagnostic imaging equipment represents a cornerstone investment of the company as it provides our customers the latest in imaging technology. We employ direct purchase or finance arrangements to accomplish our needs with such firms as GE, Hologic, Key Equipment, Philips, Siemens and Spectrum. We have excellent working relationships with our providers who are of comparable stature in the event one becomes unavailable. At December 31, 2022, our liabilities for operating arrangements of radiology equipment amounted to approximately $13.7 million. If we open or acquire additional imaging centers, we may incur material equipment lease obligations. See Note 9, Leases, to our consolidated financial statements included in this annual report on Form 10-K for further information.

Timely and effective maintenance is essential for achieving high utilization rates of our imaging equipment. In order to ensure operational efficiency, we have maintenance arrangements with the various service arms of the original equipment manufacturers that supply our imaging equipment.

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

Each of the Group and our third party contracted radiology practices has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two to five years within defined geographic regions after they cease to be owners or employees, as applicable. In certain states, like California, a covenant not to compete is enforced in limited circumstances involving the sale of a business. In other states, a covenant not to compete will be enforced only:

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

Facilities Licensing and Certification Laws

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2022, approximately 22% of our net service revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Among numerous changes to the tax code, the Tax Act repealed the individual mandate tax penalty (the “Individual Mandate”), a PPACA provision that required individuals to pay additional taxes if he or she was uninsured during the year. Repeal of the Individual Mandate may lead to more people being uninsured, and could raise premium rates for insured persons. Such a development could affect reimbursement, coverage, and utilization of diagnostic imaging services in ways that are currently unpredictable. Other changes to the PPACA (whether through legislation or judicial action), including further rollbacks of the PPACA being sought by congressional and state members of the Republican Party, or expansion of the PPACA (including, but not limited to, the development of a "public option" that would compete with private insurers to offer coverage to both individuals and those with employer sponsored insurance) being sought by the Biden Administration, could have similarly unpredictable effects.

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

General Economic and Industry Risks

Adverse changes in general domestic and worldwide economic conditions could adversely affect our operating results, financial condition, and liquidity.

We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit have contributed to increased market volatility and diminished expectations for near-term growth in the United States and many global economies.

Continued turbulence in domestic and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our patients. Patients may transition work, leaving insurance programs, or defer non-emergency procedures which could reduce overall demand for our services. A decline in global economic conditions could also have a significant impact on the financial condition and operations of our third party payors, contracting radiology groups, equipment manufacturers and other suppliers.

A downturn in the economic environment can also lead to increased risk of collection on our accounts receivable and impairment of goodwill, possible reductions in liquidity, as well as the risk of failure of derivative counterparties and other financial institutions. These and other economic factors can materially adversely affect our business, results of operations, financial condition and stock price.

Increasing interest rates or disruption of credit markets could adversely affect our financial condition and liquidity.

In response to recent macroeconomic concerns, the United States and other western countries have implemented monetary policies focused on suppressing inflation, including increasing interest rates. We operate in an industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. To meet these capital requirements we have incurred various indebtedness including senior secured credit facilities and equipment leases.

Most of our indebtedness is borrowed under terms with variable interest rates. We have purchased, and may in the future purchase, forward swaps or other derivative instruments designed to hedge the risk of changes in interest rates. The use of such hedging activities may not be effective to offset any, or more than a portion, of the adverse financial effects of unfavorable movements in interest rates over the limited time the hedges are in place. If these market conditions continue, we may experience increased expenses associated with borrowing and resulting decreases in profitability. Moreover, continued disruption in credit markets could render it more difficult for us to timely replacing maturing liabilities or to expand credit facilities, which would adversely affect our liquidity and financial condition.

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

Our results of operations have recovered from the initial outbreak of COVID-19, but a further outbreak or similar pandemic event would negatively impact our results of operations. In addition, changes to statutes, regulations or regulatory policies or practices as a result of, in response to or otherwise relating to COVID-19, including the wind-down of the COVID-19 Public Health Emergency (PHE) and similar federal and state regulatory measures, could affect us in substantial and unpredictable ways. Given the many uncertainties and far-reaching consequences of potential developments, we cannot assure that the COVID-19 outbreak or similar event will not require extended or additional diagnostic center closures and other disruptions to our business or will not materially and adversely affect our business, results of operations and financial condition for significant periods of time moving forward.

Business interruptions due to natural disasters or other external events beyond our control can adversely affect our business, financial condition or results of operations.

Our operations can be subject to external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues, power failures, telecommunication loss, and other natural and man-made events, some of which may be intensified by the effects of climate change and changing weather patterns. Our corporate headquarters and over 100 of our radiology centers are located in California, which is subject to wildfires, blackouts, and potentially damaging earthquakes. In addition, several of our centers located in parts of the east coast have suffered from weather events that caused us to temporarily close centers. These or other similar events could cause disruption or interruption to our operations and significantly impact our employees.

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

Changes in the method or rates of third-party reimbursement could have a negative impact on our results

A significant portion of our business is derived from federal and state reimbursement programs such as Medicare or Medicaid. From time to time those programs implement changes designed to contain healthcare costs, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business. On November 22, 2022, Centers for Medicare and Medicaid Services (“CMS”) released the 2022 Medicare Physician Fee Schedule final rule, which contained significant payment reductions effective January 1, 2023 for radiology services as a result of changes to relative value units, redistributive effects of the CMS proposed clinical labor pricing update and statutorily mandated budget neutrality rules. The Consolidated Appropriations Act of 2023, enacted on December 29, 2022, mitigated to a certain extent the reimbursement cuts, but did not completely eliminate them. Furthermore, absent further and more permanent intervention from Congress, CMS could propose and impose similar or more significant reimbursement cuts in the months and years ahead.

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

Any reduction in the rate that we can charge for our imaging services under these programs will reduce our net revenues and our operating margins per procedure under those reimbursement programs. Unless we can secure additional procedure volumes, increase utilization of our equipment, or change the overall mix of service procedures that we provide, a decline in reimbursement rates will reduce our net revenues and results of operations.

We experience competition from other diagnostic imaging companies and hospitals, and this competition could adversely affect our revenue and business.

The market for diagnostic imaging services is highly competitive. We compete for patients principally on the basis of our reputation, our ability to provide multiple modalities at many of our centers, the location of our centers and the quality of our diagnostic imaging services. Our competitors include independent imaging operators, such as Akumin, Inc., which recently acquired Alliance Healthcare Services, and smaller regional operators, as well as hospitals, clinics and radiology groups that operate their own imaging equipment. Some of our competitors may have, now or in the future, access to greater financial resources than we do and may have access to newer, more advanced equipment. If we are unable to successfully compete, our business and financial condition would be adversely affected.

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

Business Risks

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

We are dependent on the ability of our contracted radiology practices, including the Group, to hire and retain qualified radiologists.

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

We are experiencing tighter labor conditions in some of the markets we serve. As a result our contracting radiological practices have experienced increased salary and professional services expenses. Increased expenses for the contracting radiological practices, including the Group, impacts our financial results because the management fee we receive from them, which is based on a percentage of their collections, is adjusted annually to take into account their expenses. Neither we, nor our contracted radiology practices, maintain insurance on the lives of any affiliated physicians.

Our ability to generate revenue depends in large part on referrals from physicians.

We depend on unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, our imaging procedure volume would decrease, which would reduce our net revenue and operating margins.

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

We contract with commercial insurance and managed care providers to provide diagnostic imaging services to their members. Some of our healthcare provider customers do not have significant financial resources, liquidity or access to capital. If these customers experience financial difficulties they may be unable to pay us for the services that we provide. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of certain of our healthcare provider customers. If our health care provider customers suffer financial hardship they could delay or default on their payment obligations to us, reducing our accounts receivable and negatively impacting our results of operations.

Capitation fee arrangements could reduce our operating margins.

For the year ended December 31, 2022, we derived approximately 11% of our total net revenue from capitation arrangements, and we expect to continue to derive a significant portion of our revenue from capitation arrangements in the future. Under capitation arrangements, the payor pays us a pre-determined amount per-patient per-month, and in exchange we are required to provide all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to us as the provider. Our ability to generate profit from these arrangements is dependent on our ability to correctly forecast demand for services for the patient base, negotiate appropriate pre-determined amounts with the payor and efficiently manage the utilization of those services. If we are not successful in forecasting demand patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, or if we are not efficient in managing the utilization of services under these capitation arrangements, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

•power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events; and

•computer viruses, security attacks and breaches, coordinated attacks by hackers or activist entities seeking to disrupt operations or misappropriate information and other breaches of security; and

•acts of vandalism or theft, misplaced or lost data, programming or human errors and similar events.

These threats are constantly changing, increasing the difficulty of successfully defending against them or implementing adequate preventive measures. We maintain multiple layers of security measures and are continuously enhancing our security technologies to address new threats. Our defenses are monitored and routinely tested internally and by external parties. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations.

We have in the past experienced unauthorized access to our network and could again face attempts by others to gain unauthorized access to information or to introduce malicious software to disrupt the operation of our information technology systems. Any unauthorized access to our information technology systems could have a material adverse impact on our business or operations. Responding to such incidents could require us to incur significant costs related to rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, complying with consumer protection laws or taking other remedial steps with respect to third parties. An extended interruption in our information technology system’s function could significantly limit our ability to conduct our business and generate revenue. If our data storage system was compromised, it could also give rise to unwanted media attention, materially damage our payor and physician relationships, and harm our business reputation. While we maintain cyber liability insurance, our insurance may not be sufficient to protect against all losses we may incur if we suffer significant or multiple attacks.

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

A former executive, manager or other key employee who joins one of our competitors could use the relationships he or she established with third party payors, radiologists or referring physicians while our employee and the industry knowledge he or she acquired during that tenure to enhance the new employer’s ability to compete with us. The agreements with most of our radiology practices contain non-compete provisions; however the enforceability of these provisions is generally subject to a “reasonableness” standard determined by a court based on the facts and circumstances of the specific case at the time enforcement is sought. Many of the states in which we operate do not enforce agreements that prohibit a former employee from competing with a former employer. As a result, many of our employees whose employment is terminated are free to compete with us, subject to prohibitions on the use of trade secret information and, depending on the terms of the employee’s employment agreement, on solicitation of existing employees and customers (if enforceable). Our inability to enforce radiologists’ non-compete provisions could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

The future growth of our imaging business is partially dependent on our ability to continue to identify, complete and successfully integrate acquired businesses.

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 24 acquisitions. These acquisitions have added 35 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring centers, developing new centers, adding equipment at existing centers, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

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

We may never realize expected synergies or capitalize on expected business opportunities in connection with an acquisition. Moreover, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. Integrating operations requires significant efforts and expense on our part. Our management may have its attention diverted while trying to integrate an acquisition. Personnel may leave or be terminated because of an acquisition. If these factors limit our ability to integrate the operations of an acquisition successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies as a result of the acquisition, may not be met.

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

We believe that technology advancements including AI will significantly impact diagnostic imaging services in the future. As part of our growth strategy we have acquired or invested in a number of AI companies and technologies, including DeepHealth, Inc., NeuroLogix, Inc., WhiteRabbit.ai, Aidence Holding B.V. and Quantib B.V. Our focus in AI technologies is aimed at developing solutions that improve the quality of diagnostic imaging, reduce operating costs, and correspondingly improve our competitive position. The success of our AI investments will depend upon a number of factors, some of which are out of our control, such as:

•our ability to effectively integrate the operations of the acquired companies, including retaining key personnel;
•the timeline and related expenses associated with applying for regulatory approvals necessary for commercialization;
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

Healthcare and Regulatory Risks

The regulatory framework in which we operate is uncertain and evolving.

Although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of our contracted radiology practices have been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations. In addition, healthcare laws and regulations may change significantly in the future in a way that restricts our operations. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business.

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

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. Furthermore, additional changes to, or rollback of, the Patient Protection and Affordable Care Act, whether through legislation or judicial action, may also affect reimbursement and coverage in ways that are currently unpredictable. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

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
•state laws governing reimbursement for diagnostic services related to services compensable under workers' compensation rules; and
•federal and state environmental and health and safety laws.
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

In addition, under the Deficit Recovery Act, states enacting false claims statutes similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain qui tam or whistleblower provisions, receive an increased percentage of any recovery from a State Medicaid judgment or settlement. Adoption of new false claims statutes in states where we operate may impose additional burdens on us.

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

Our centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2022, approximately 22% and 3% of our net service fee revenue came from Medicare and various state Medicaid programs, respectively. A change in the applicable certification status of one of our centers could adversely affect our other centers and in turn us as a whole.

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

Financial Risks

Because we have high fixed costs, lower scan volumes and revenues could adversely affect our business.

The principal components of our expenses are debt service, capital lease payments, depreciation, compensation paid to technologists, salaries, real estate lease expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results depending on the source of our revenue. Thus, decreased revenue as a result of lower scan volumes per system could result in lower margins, which would materially adversely affect the profitability our business.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2022 term loan indebtedness, excluding related discount, was $864.1 million, of which the Barclays credit facility term loans were $714.1 million and the Truist credit facility term loan was $150.0 million. Our substantial indebtedness could also:

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

We may be required to recognize an impairment of our goodwill, other intangible assets, or other long-lived assets, which could have an adverse effect on our financial position and results of operations.

When we acquire businesses we are generally required to allocate the purchase price to various assets including goodwill and other intangible assets. During 2020 we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full. We are required to perform impairment tests for goodwill and other indefinite-lived intangible assets annually and whenever events or circumstances indicate that it is more likely than not that impairment exists. We are also required to perform an impairment test of definite lived intangible or other long-lived assets when indicators of impairment are present. A decline in the Company's operating results, future estimated cash flows and other assumptions could impact our estimated fair values, potentially leading to a material impairment of goodwill, other intangible assets, or other long-lived assets, which could adversely affect our financial position and results of operations.

Our credit facilities and instruments governing our other indebtedness restrict certain operations of our business.

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

Capital Markets Risks

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2021 through December 31, 2022, the trading price of our common stock fluctuated from a high of $38.84 per share to a low of $12.03 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, and approximately 21,500 square feet is occupied under these leases, which including options, expire June 30, 2027. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which including options, expires September 30, 2028. In addition, we lease approximately 36,700 square feet of warehouse space nationwide, which expire at various dates, including options, through December 31, 2028.

At December 31, 2022, we operated directly or indirectly through joint ventures with hospitals, 357 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. We lease the premises at which these facilities are located and do not have options to purchase the facilities we rent. Our most common initial term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 35 years at the facilities we lease. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Rental increases can range from 1% to 10% on an annual basis, depending on the location and market conditions where we do business.

As of December 31, 2022, total square footage operated directly or indirectly under lease, including medical office, administrative and warehouse locations, was approximately 2.8 million square feet. All leasing activity described relates solely to our Imaging Center segment, as our AI segment leasing activity is immaterial.

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

Holders

As of February 23, 2023, the number of holders of record of our common stock was 1,136.

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

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2017 to 2022 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 29, 2017 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 30, 2022. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Comparison of Cummulative Five Year Total Return
$500
$400
$300
$200
$100
$0
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
12/30/22
RadNet, Inc.
S&P 500 Index
S&P Health Care Sector

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/31/18	12/31/19	12/31/20	12/31/21	12/30/22
RadNet, Inc.	0.69	99.61	(3.6)	53.86	(37.46)
S&P 500 Index	(4.38)	31.49	18.4	28.71	(18.11)
S&P Health Care Sector	6.47	20.82	13.45	26.13	(1.95)

	Base	INDEXED RETURNS Years Ending
	Period
Company / Index	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21	12/30/22
RadNet, Inc.	100	100.69	200.99	193.76	298.12	186.44
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
S&P Health Care Sector	100	106.47	128.64	145.93	184.07	180.47

Recent Sales of Unregistered Securities
On November 1, 2022, we acquired a 75% controlling interest in Heart and Lung Imaging Limited in part by issuing 359,002 shares at $19.06 per share with a fair value of $6.8 million. The shares of common stock were issued to the four holders of the outstanding equity of Heart and Lung Imaging Limited. The shares were issued without registration on the basis of the exemption for private placement transactions provided by Section 4(a)(2) of the Securities Act.

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

Overview

We are a national provider of diagnostic imaging services in the United States. At December 31, 2022, we operated directly or indirectly through joint ventures with hospitals, 357 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our consolidated financial statement included in this annual report on Form 10-K..

Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Integral to the imaging center business is our software arm headed by eRAD, Inc., which sells computerized systems that distribute, display, store and retrieve digital images. Internationally, our subsidiary Heart and Lung Imaging LLC, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.

We have also established an Artificial Intelligence (AI) division, that develops and deploys AI suites to enhance radiologist interpretations of breast, lung and prostate images. The division is led by DeepHealth, and includes our acquisitions of Aidence Holding B.V. and Quantib B.V., both based in The Netherlands.

The following table shows our centers in operation at year end and revenues for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Centers in operation	357	347	331
Total revenue (millions)	$1,430	$1,315	$1,072

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. Our service fee revenue, net of contractual allowances and discounts, implicit price concessions, and revenue under capitation arrangements for the years ended December 31, 2022, 2021 and 2020 are summarized in the following table (in thousands):

In Thousands	2022	2021	2020
Commercial insurance	$785,128	$743,462	$584,035
Medicare	311,124	280,911	217,928
Medicaid	38,279	34,731	25,619
Workers' compensation/personal injury	51,339	44,235	33,478
Other patient revenue	31,849	19,398	25,314
Management fee revenue	22,235	19,630	11,253
Software and teleradiology	14,238	10,525	10,798
Other	19,428	12,436	23,297
Revenue under capitation arrangements	152,045	148,334	140,118
Imaging center segment revenue	1,425,665	1,313,662	1,071,840
AI segment revenue	4,396	1,415	—
Total revenue	$1,430,061	$1,315,077	$1,071,840

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

Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The following table shows the number of systems that we had in operation as of the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
MRI	340	323	293
CT	208	192	175
PET/CT	67	68	67
Mammography	387	358	315
Ultrasound	818	760	689
X-ray	440	415	376
Nuclear Medicine	57	55	57
Fluoroscopy	116	105	117
Total equipment	2,433	2,276	2,089

Acquisitions, Equity Investments and Joint Venture Activity

The following discussion summarizes certain details concerning our acquisition or disposition of centers, our equity investment and our joint venture transaction. See Note 4, Acquisitions, Dispositions and Business Venture Activity and Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this annual report on Form 10-K for further information.

Acquisitions

Imaging Center Segment

Radiology Practice Acquisitions:

During 2022 and 2021, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the Delaware, Maryland, New Jersey and New York markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

2022:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities
IFRC LLC*^	1/1/2022	8,200	2,910	1,703	5,271	—	19	(1,703)
IFRC LLC*^	1/1/2022	4,800	2,103	857	2,697	—	—	(857)
Heart and Lung Imaging Limited+	11/1/2022	32,000	—	—	16,200	15,800	—	—
Montclair Radiological Associates, P.A.*#	10/1/2022	94,877	16,414	4,665	79,690	400	(2,168)	(4,124)
Chelsea Dignostic Radiology, P.C.*	12/1/2022	2,800	568	—	2,132	100	—	—
North Jersey Imaging Center, LLC*	12/9/2022	104	20	—	55	25	4	—
		$142,781	$22,015	$7,225	$106,045	$16,325	$(2,145)	$(6,684)

*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, one of which was purchased separately by a joint venture with Calvert Medical Imaging Centers, LLC.
#Montclair Radiological Associates includes a liability for $1.2 million in contingent consideration.
+See detailed description of the Heart and Lung Imaging Limited acquisition below.

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

Heart and Lung Imaging Limited

On November 1, 2022, we acquired a 75% controlling interest in Heart and Lung Imaging Limited (“HLI”). HLI is a teleradiology concern which operates in the United Kingdom with the National Healthcare Service to screen high risk populations for cardiac and lung conditions. HLI’s operations are included in our imaging center segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $31.9 million, including: i) shares with a fair value of $6.8 million (359,002 shares issued at $19.06 per share), ii) cash of $6.3 million and iii) contingent consideration of $10.8 million ($10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims) and iv) noncontrolling interest of $8.0 million. We recorded $0.6 million in current assets, $15.8 million in intangible assets, $0.6 million current liabilities and $16.2 million in goodwill in connection with this transaction.

As part of the purchase price allocation, we determined the identifiable intangible assets are customer relationships and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a rate of 19.0%. The cash flows were based on estimated earnings from existing customers, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

Artificial Intelligence Segment

Aidence Holding B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise focused on lung cancer screening. Aidence is reported as part of our artificial intelligence segment and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including i) 1,117,872 shares issued at $26.80 per share with a fair value of $30.0 million ii) cash of $1.8 million and iii) contingent consideration of $11.9 million ($7.4 million in milestones to be settled in shares or cash at our election and a share holdback of $4.5 million) and iv) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. As a result of this transaction, we recorded $1.0 million in current assets, $0.2 million in property and equipment, $27.7 million in intangible assets (including developed technology of $21.1 million and IPR&D of $5.5 million), $3.2 million in current liabilities, a deferred tax liability of $3.5 million, and $22.9 million in goodwill.
In performing the purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Aidence business.

As part of the purchase price allocation, we determined the identifiable intangible assets are developed technology, IPR&D, trade names, and customer relationships. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 15% to 17%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology consists of artificial intelligence powered applications for lung nodule management and early lung cancer diagnosis and reporting.

The IPR&D asset relates primarily to an in-process project for a customer relationship management offering to manage patients that are found with Incidental Pulmonary Nodules and has not reached technological feasibility as of the acquisition date. The asset recorded relates to one project, and the Company expects to complete the project in the next twelve months.

The useful lives for the developed technology asset was set at 7 years, for customer relationships 5.4 years, and trade names was 7 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the acquisition. These benefits include expanding the Company's AI capabilities to drive revenue growth.

Quantib B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise focused on prostate cancer screening. Quantib is reported as part of our artificial intelligence segment, and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $42.3 million including i) 965,058 shares issued at $26.80 per share with a fair value of $25.9 million ii) cash of $11.8 million and iii) contingent consideration consisting of 113,303 shares with a fair value at the date of close of $3.0 million and cash of $1.6 million both to be released 18 months after acquisition subject to adjustment for any indemnification claims. As a result of this transaction, we recorded $2.4 million in current assets, $0.1 million in property and equipment, $21.3 million in intangible assets (including developed technology of $19.6 million and IPR&D of $0.7 million), $0.7 million in current liabilities, $6.7 million in long-term debt and deferred tax liabilities, and $26.4 million in goodwill.

In performing the purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Quantib business.

As part of the purchase price allocation, we determined the identifiable intangible assets are developed technology, IPR&D, trade names, and customer relationships. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 50% to 55%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology consists of artificial intelligence powered applications for neurological and prostate imaging scans and reporting.

The useful lives for the developed technology asset was set at seven years, customer relationships three years, and trade names seven years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the acquisition. These benefits include expanding the Company's AI capabilities to drive revenue growth.

As disclosed above, for the acquisitions of Aidence and Quantib, the Company used the income approach to determine the fair value of developed technology and IPR&D acquired in business combinations. This approach determines fair value by estimating the after-tax cash flows attributable to the respective assets over their useful lives and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. The value of the in-process projects is based on the project's stage of completion, the complexity of the work completed as of the acquisition date, the projected costs to complete, the expected introduction date, the estimated cash flows to be generated upon commercial release and the estimated useful life of the technology. The Company believes that the estimated developed technology and IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets. The significant assumptions used to estimate the fair value of intangible assets include discount rates and certain assumptions that form the basis of the forecasted results, specifically, revenue growth rates, EBITDA margins and obsolescence factors. These significant assumptions are forward looking and could be affected by future economic and market conditions.

Subsidiary activity
Formation of majority owned subsidiaries
Frederick County Radiology, LLC
On April 1, 2022 we formed Frederick County Radiology, LLC ("FCR"), a partnership with Frederick Health Hospital, Inc. ("Hospital"). The operation offers multi-modality services out of six locations in Frederick, Maryland. We contributed the operations of four centers to the enterprise and Hospital contributed $5.4 million in fixed assets, $3.0 million in equipment, and $11.0 million in goodwill. As a result of the transaction, we recognized a gain of $6.6 million to additional paid in capital and retained a 65% controlling economic interest in FCR and Hospital retains an $11.1 million or 35% noncontrolling economic interest in FCR.
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
Simi Valley Imaging Group, LLC
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

Equity Investments

Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. On March 24, 2017, we acquired an initial 12.50% equity interest in Medic Vision - Imaging Solutions Ltd for $1.0 million. We also received an option to exercise warrants to acquire up to an additional 12.50% equity interest for $1.4 million within one year from the initial share purchase date, if exercised in full. On March 1, 2018 we exercised our warrant in part and acquired an additional 1.96% for $0.2 million. Our initial equity interest has been diluted to 12.25% and our total equity investment stands at 14.21%. In accordance with accounting guidance, as we exercise no significant influence over Medic Vision’s operations, the investment is recorded at its cost of $1.2 million, given that the fair value is not readily determinable. No observable price changes or impairment in our investment was noted as of the year ended December 31, 2022.

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $143,000 that converted to an additional 80,000 preferred shares on October 11, 2019. No observable price changes or impairment in our investment was noted for the year ended December 31, 2022.
WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes or impairment in our investment was noted for the year ended December 31, 2022.
Joint venture investment contributions to Arizona Diagnostic Radiology Group
During the years ended December 31, 2022 and 2021, we made an additional equity contributions of $1.4 million each year to Arizona Diagnostic Radiology Group ("ADRG", our joint venture with Dignity Health).
On November 1, 2022 we contributed eight of our imaging centers to ADRG with a carrying value of $12.7 million and recorded a loss of $0.5 million which was calculated as the difference between the fair value and carrying value of such imaging centers which included equipment and other assets and an allocation of goodwill to such imaging centers. We accounted for the transaction as an adjustment to our equity investment for the value of the assets contributed. To maintain our 49% economic interest in ADRG, we received a distribution from the partnership of $4.5 million to reduce our overall investment to $8.3 million.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue for the years 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
REVENUE
Service fee revenue	89.4%	88.7%	86.9%
Revenue under capitation arrangements	10.6%	11.3%	13.1%
Total Revenue	100.0%	100.0%	100.0%
Provider relief funding	—%	0.7%	2.5%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	88.4%	85.4%	90.1%
Lease abandonment charges	—%	1.5%	—%
Depreciation and amortization	8.1%	7.4%	8.1%
Loss on sale and disposal of equipment	0.2%	0.1%	0.1%
Loss on impairment	—%	—%	0.4%
Severance costs	0.1%	0.1%	0.4%
Total operating expenses	96.8%	94.4%	99.1%
INCOME FROM OPERATIONS	3.2%	6.3%	3.3%

OTHER INCOME AND EXPENSES
Interest expense	3.6%	3.7%	4.3%
Equity in earnings of joint ventures	(0.7)%	(0.8)%	(0.7)%
Non-cash change in fair value of interest rate hedge	(2.8)%	(1.6)%	0.2%
Loss (gain) on extinguishment of debt	0.1%	0.5%	(0.4)%
Other expenses	0.1%	0.1%	—%
Total other expenses	0.2%	1.9%	3.4%
INCOME (LOSS) BEFORE INCOME TAXES	3.0%	4.5%	(0.1)%
Provision for income taxes	(0.7)%	(1.1)%	(0.1)%
NET INCOME (LOSS)	2.3%	3.3%	(0.2)%
Net income attributable to noncontrolling interests	1.6%	1.5%	1.2%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	0.7%	1.8%	(1.4)%

Imaging Center Segment

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
We grow through a combination of organic growth as well as acquisitions and joint ventures. In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2021 through December 31, 2022. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2021 through December 31, 2022.

Total Revenue inclusive of Provider Relief Funding for 2021

In Thousands	Year Ended December 31,
Revenue	2022	2021	$ Increase/(Decrease)	% Change
Total Revenue	$1,425,665	$1,322,772	$102,893	7.8%
Same Center Revenue	$1,275,333	$1,239,587	$35,746	2.9%
Excluded	$150,333	$83,185	—	—

Overall revenue change was driven by procedure volume growth of 2.7% compared to the same period in the prior year. On a same center basis, the increase in revenue was largely attributable to product mix as advanced radiology procedures of MRI, PET, and CT expanded at combined 5.5% to provide the major portion of the revenue growth.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2022 increased approximately $117.8 million, or 9.5%, from $1.24 billion for the twelve months ended December 31, 2021 to $1.35 billion for the twelve months ended December 31, 2022. The following table sets forth our cost of operations and total operating expenses for the twelve months ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021

Salaries and professional reading fees, excluding stock-based compensation	$778,586	$683,772
Stock-based compensation	20,988	23,407
Building and equipment rental	123,058	121,924
Medical supplies	68,712	56,423
Other operating expenses*	249,249	232,416
Cost of operations	1,240,593	1,117,942

Depreciation and amortization	109,524	96,173
Lease abandonment charges	—	19,675
Loss on sale and disposal of equipment	2,506	1,246
Severance costs	926	744
Total operating expenses	$1,353,549	$1,235,780

*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecommunications, utilities, marketing, travel and other expenses.

     Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Year Ended December 31,
Salaries and Professional Fees	2022	2021	$ Increase/(Decrease)	% Change
Total	$778,586	$683,772	$94,814	13.9%
Same Center	$709,525	$639,124	$70,401	11.0%
Excluded	$69,061	$44,648	—	—

Similar to the prior year, growth in procedure volumes precipitated increases in salary expenses both to meet additional professional staffing needs and retain our skilled work force in the current tight labor market.
    Stock-based compensation

Stock-based compensation decreased $2.4 million, or 10.3%, to approximately $21.0 million for the twelve months ended December 31, 2022 compared to $23.4 million for the twelve months ended December 31, 2021. The decrease was a result of a series of pandemic related one time employee bonus stock awards amounting to $8.9 million that were awarded in the second quarter of 2021. There were no similar one time awards granted in 2022.

    Building and equipment rental

In Thousands	Year Ended December 31,
Building & Equipment Rental	2022	2021	$ Increase/(Decrease)	% Change
Total	$123,058	$121,924	$1,134	0.9%
Same Center	$100,663	$104,163	($3,500)	(3.4)%
Excluded	$22,395	$17,761	—	—

Overall building and rental remained flat year over year. On a same center basis, the decrease in building and equipment rent was reflective of savings from facilities that were abandoned in Dec 2021 and buyout of radiology equipment lease contracts during the year.
    Medical supplies

In Thousands	Year Ended December 31,
Medical Supplies Expense	2022	2021	$ Increase/(Decrease)	% Change
Total	$68,712	$56,423	$12,289	21.8%
Same Center	$62,274	$52,872	$9,402	17.8%
Excluded	$6,438	$3,551	—	—

Increased medical supplies expense corresponds to the 5.5% growth in advanced radiology volumes as noted above combined with price increases for contrast agents and higher utilization of isotopes employed in PET and CT procedures.
    Other operating expenses

In Thousands	Year Ended December 31,
Other Operating Expenses	2022	2021	$ Increase/(Decrease)	% Change
Total	$249,249	$232,416	$16,833	7.2%
Same Center	$224,174	$214,488	$9,684	4.5%
Excluded	$25,075	$17,928	—	—

The rise in other operating expenses is attributable to additional professional fees associated with our acquisition activity, contractor services, equipment and maintenance and software upgrades all in support of our expansion accompanied with increased procedure volumes.
Additional segment operating and non operating expenses:

In Thousands	Year Ended December 31,
	2022	2021	$ Increase/(Decrease)	% Change
Depreciation and Amortization	$109,524	$96,173	$13,351	13.9%
Loss on disposal of equipment and other	$2,506	$1,246	$1,260	nm
Non-cash change in fair value of interest rate swaps	($39,621)	($21,670)	$(17,951)	nm
Other expenses*	$3,467	$6,859	$(3,393)	nm
Severance	$926	$744	$183	24.5%
    nm=not meaningful

*Other expenses in 2022 and 2021 included approximately $0.7 million and $6.0 million of debt extinguishment and restructuring charges, respectively, which related to refinancing of our credit facilities with Truist in 2022 and Barclays in 2021. See Note 8 Credit Facilities and Notes Payable included in the notes to our consolidated financial statements.

Lease abandonment charges

We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers in an effort to maximize utilization rates. In the post-pandemic period of 2021, while overall procedure volumes had returned to pre-pandemic levels, we experienced lower utilization rates at imaging centers that were based in urban centers as a result of increased telecommuting and migration of the work force to spending more time in residential areas. In response we terminated leases at some centers, consolidating procedural volumes into fewer more active imaging centers, and reduced administrative office space. We recorded a one-time charge of approximately $19.7 million at December 31, 2021 related to leased facilities abandonment. The lease abandonment charges include the impairment of associated right of use assets of $12.6 million and write off of related leasehold improvements of approximately $7.1 million.

Impairment Charges

During 2020, we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full.

Interest expense

In Thousands	Year Ended December 31,
Interest Expense	2022	2021	$ Increase/(Decrease)	% Change
Total Interest Expense	$50,841	$48,830	$2,011	4.1%
Cash Paid for Interest	$39,151	$29,042	$10,109	34.8%

The rise in adjusted interest expense is attributable to a higher overall loan balances in combination with increased variable interest rates paid on those balances compared to the same period in the prior year. During 2002 we refinanced our Truist term loan which added an additional $108.0 million in obligations to our balance sheet in the fourth quarter. Based on recent increases in global interests rates, we expect the effective interest rates on our senior credit facilities, and our related interest expense, to continue to rise in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.

See the Derivative Instruments section of Note 2 to the consolidated financial statements included in this annual report on Form 10-K and Item 7A, Quantitative and Qualitative Disclosure About Market Risk below for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures

For the twelve months ended December 31, 2022 we recognized equity in earnings from unconsolidated joint ventures of $10.4 million versus $11.0 million for the twelve months ended December 31, 2021, a decrease of $0.6 million or 5.3%.

Gain on extinguishment of debt and related expenses
During 2020, we received a loan in the amount of $4.0 million through the Paycheck Protection Program. The Program has provisions that if met, allow the loan to be forgiven. In December 2020, we met the eligibility requirements for forgiveness of loans and recorded a gain on extinguishment of debt of approximately $4.0 million. See Note 8 Credit Facilities and Notes Payable included in this annual report on Form 10-K.

AI Segment
Our AI segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with a current emphasis on brain, breast, prostate, and pulmonary diagnostics. We are developing our AI segment initially through acquisition activity. The operations of Nulogix and Deephealth comprise the results for 2021. Our 2022 results include our recent additions of Aidence and Quantib. The breakdown of revenue and expenses of the segment for the twelve months ended December 31, 2022 and 2021 are as follows:

In Thousands	Twelve Months Ended December 31,
	2022	2021	$ Increase/(Decrease)
Statement of Operations
Revenue	$4,396	$1,415	$2,981
Salaries and Wages	$15,799	$2,938	$12,861
Stock compensation	2,782	1,796	986
Other operating	5,171	599	4,572
Depreciation & Amort.	6,353	520	5,833
Other operating loss	23	—	23
Severance	20	—	20
Total operating expenses	30,149	5,853	24,296
Loss from Operations	(25,753)	(4,438)	(21,315)
Other (income) expense	(903)	622	(1,525)
Income before taxes	(24,850)	(5,060)	(19,790)
Income taxes	(2,743)	—	(2,743)
Segment net loss	($22,107)	($5,060)	($17,047)

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For the comparison of results of operations for the year ended December 31, 2021 to the year ended December 31, 2020, please see Item 7, Management's Discussion and Analysis of Financial Condition and Operations in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020, respectively (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income (loss) attributable to RadNet, Inc. common stockholders	$10,650	$24,727	$(14,840)
Income Taxes	9,361	14,560	895
Interest Expense	50,841	48,830	45,882
Severance costs	946	744	4,353
Depreciation and amortization	115,877	96,694	86,795
Non-cash employee stock-based compensation	23,770	25,203	12,405
Loss on sale and disposal of equipment	2,529	1,246	1,200
Loss on impairment	—	—	4,170
Loss (gain) on extinguishment of debt and related expenses	731	6,044	(4,047)
Other expenses	1,833	1,438	120
Non-cash change in fair value of interest rate hedge	(39,621)	(21,670)	2,528
Other adjustment to joint venture investment	—	(565)	—
Legal settlement and related expenses	2,197	831	—
Lease abandonment charges	—	19,675	—
Non operational rent expenses	4,297	—	—
Transaction costs HLH, Aidence Holding B.V. & Quantib B.V	927	1,171	—
Valuation adjustment for contingent consideration	47	—	—
Change in estimate related to refund liability	8,089	—	—
Adjusted EBITDA Including Losses from AI Segment and Provider Relief Funding	$192,474	$218,928	$139,461

Provider relief funding	—	(9,110)	(26,264)
Adjusted EBITDA including losses from AI Segment and excluding benefit from Provider Relief Funding	$192,474	$209,818	$113,197
Adjusted EBITDA Losses from AI segment	16,575	2,121	1,757
Adjusted EBITDA excluding Losses from AI Segment and Provider Relief Funding	$209,049	$211,939	$114,954

The following table is a reconciliation of GAAP net income for our AI Segment to Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020 respectively.

	Twelve Months Ended December 31,
	2022	2021	2020
Segment net loss	$(22,107)	$(5,060)	$(3,463)
Stock Compensation	2,782	1,796	1,065
Depreciation & Amortization	6,353	520	400
Other operating loss	23	—	—
Other expense (income)	(903)	622	241
Severance	20	—	—
Income taxes	(2,743)	—	—
Adjusted EBITDA AI Segment	$(16,575)	$(2,121)	$(1,757)
:

Liquidity and Capital Resources

The following table is a summary of key balance sheet data as of December 31, 2022 and December 31, 2021 and income statement data for the twelve months ended December 31, 2022, 2021 and 2020 (in thousands):

Balance Sheet Data for the period ended December 31,	2022	2021	2020
Cash and cash equivalents	$127,834	$134,606
Accounts receivable	166,357	135,062
Working capital (exclusive of current operating lease liability)	(41,932)	14,932
Stockholders' equity	491,452	346,157

Income Statement data for the twelve months ended December 31,
Total revenue	$1,430,061	$1,315,077	$1,071,840
Net income (loss) attributable to RadNet common stockholders	10,650	24,727	(14,840)

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
The COVID-19 pandemic initially resulted in a reduction of procedure volumes as people "sheltered in place" and deferred elective procedures, resulting in a corresponding decrease in operating revenues for the year ended December 31, 2020. For 2021 our procedural volumes returned to pre-pandemic levels. However, the COVID-19 pandemic continues to evolve and significant additional outbreaks could again result in periods where we experience decreased procedural volumes. Any suspended reduction in procedures would negatively affect our revenues, profitability and working capital position.
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

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the twelve months ended December 31, in thousands:

Cash Flow Data	December 31, 2022	December 31, 2021	December 31, 2020
Cash provided by operating activities	$146,417	$149,491	$233,759
Cash used in investing activities	(246,949)	(221,511)	(126,244)
Cash provided by (used in) financing activities	93,647	104,673	(45,561)

Cash provided by operating activities for the period ended December 31, 2020 was benefited by the receipt of $39.5 million in CMS advances recorded as deferred revenue.

Cash used in investing activities for the twelve months ended December 31, 2022, included purchases of property and equipment for approximately $119.5 million, acquired imaging businesses and other operations for $130.0 million and an equity contribution to a joint venture operation of $1.4 million. As part of our business operations we continually evaluate investment opportunities.

Cash provided by financing activities for the twelve months ended December 31, 2022 was related mainly to the refinancing of our Truist term loan obligations with the Second Amended and Restated Revolving Credit and Term Loan Agreement on October 10, 2023. Please see Note 8, Credit Facilities and Notes Payable in the notes to consolidated financial statements included in this annual report on Form 10-K for more information.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $15.4 million and $17.7 million at December 31, 2022 and December 31, 2021, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital.

Senior Credit Facilities:
We maintain secured credit facilities with Barclays Bank PLC and with Truist. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility of $195.0 million. The Truist credit facilities are comprised of a term loan and a revolving credit facility of $50.0 million. As of December 31, 2022, we were in compliance with all covenants under our credit facilities. Deferred financing costs on our revolving credit lines at December 31, 2022, net of accumulated amortization, totaled $2.3 million, with $1.7 million related to Barclays and $0.6 million related to Truist.

Included in our consolidated balance sheets at December 31, 2022 are $851.7 million of total term loan debt (net of unamortized discounts of $12.4 million) displayed below in thousands:

	Face Value	Discount	Total Carrying Value
Barclays First Lien Term Loans	$714,125	$(11,127)	$702,998
Truist Term Loan Agreement	150,000	(1,254)	148,746
Total Term Loans	$864,125	$(12,381)	$851,744

We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at December 31, 2022 and had reserved $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2022. We also had no balance under our $50.0 million Truist

Revolving Credit Facility related to our consolidated subsidiary NJIN at December 31, 2022, and with no letters of credit reserved against the facility, the full amount was available to draw upon. For more information on our secured credit facilities see Note 8 to our consolidated financial statements in this annual report.

Contractual Commitments

Our future obligations for notes payable, lines of credit, and equipment and building operating leases for the next five years and thereafter include (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Notes payable	$14,750	$14,750	$18,500	$18,500	$119,750	$677,875	$864,125
Interest and fees on notes payable	66,767	65,868	64,575	63,284	60,359	16,904	337,757
Operating leases (1)	92,371	92,436	88,941	85,872	82,136	499,326	941,082
Total	$173,888	$173,054	$172,016	$167,656	$262,245	$1,194,105	$2,142,964

(1)Includes interest component of operating lease obligations.

    We have service agreements with various vendors under which they have agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under these agreements, we are committed to minimum payments of approximately $43.3 million in 2023.

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

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $677.7 million and $513.8 million at December 31, 2022 and December 31, 2021, respectively. Indefinite lived intangible assets were $24.1 million at December 31, 2022 and $20.6 million at December 31, 2021 and are associated with the value of certain trade name intangibles and in process research and development (IPR&D). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

We tested goodwill, trade name and IPR&D for impairment on October 1, 2022. In 2020 we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full as of December 31, 2020. Our annual impairment test as of October 1, 2022 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2022.

Recent Accounting Standards

See Note 3, Recent Accounting and Reporting Standards to the consolidated financial statements included in this annual report for further information.

Additional Information

Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2022, 2021 and 2020 is included in the consolidated financial statements and notes thereto in this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We generate substantially all of our revenues and incur substantially all of our expenses in United States dollars. As a result, our financial results are unlikely to be materially affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets.

We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar, Hungarian Forint and Pound Sterling. We have Artificial Intelligence operations in the Netherlands, radiology services in the United Kingdom, and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At December 31, 2022, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.2 million in operating expenses.
Interest Rate Sensitivity. We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. Accordingly, our interest expense and consequently, our earnings, are affected by changes in short term interest rates. However due to our purchase of swaps, described below, the effects of interest rate changes are limited.
We can elect Eurodollar or Base Rate (Prime) interest rate options on amounts outstanding under the First Lien Term Loans. At December 31, 2022, we had $214.1 million outstanding subject to a Eurodollar election on First Lien Term Loans and our effective 3 month LIBOR rate plus applicable margin was 4.73%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Restated Credit Agreement over the current Eurodollar rate would result in an increase of $2.1 million in annual interest expense and a corresponding decrease in income before taxes. At December 31, 2022, we had $1.8 million loan amount principal outstanding subject to an alternate base rate election on First Lien Term Loans with an effective rate of 9.50%. A hypothetical 1% increase in the alternative base rate under the First Lien Credit Agreement over the current alternative base rate would result in an increase of $18.0 thousand in annual interest expense and a corresponding decrease in income before taxes.

At December 31, 2022, we had $150.0 million outstanding subject to an adjusted SOFR election on the Truist Restated Credit and Term Loan Agreement. We can elect SOFR or Base Rate interest options on amounts outstanding under the Truist Restated Credit and Term Loan Agreement. At December 31, 2022, our effective SOFR rate plus applicable margin was 6.28%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist Restated Credit and Term Loan Agreement would result in an increase of approximately $1.5 million in annual interest expense and a corresponding decrease in income before taxes.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Accounting for Revenue Recognition
Description of the Matter
For the year ended December 31, 2022, the Company’s service fee revenue was $1,278 million. As discussed in Note 2 to the consolidated financial statements, service fee revenue is based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payors (Medicare, Medicaid, managed care health plans and commercial insurance companies). Estimates of contractual allowances and implicit price concessions associated with third-party payors and any amounts due directly from patients, are based upon historical collection experience from such payors. The contractual allowance estimation process is periodically reviewed to consider and incorporate updates to laws and regulations, changes in business and economic conditions and contractual terms resulting from contract negotiations and renewals. The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to amounts due directly from patients to record these revenues and accounts receivable at the estimated amounts the Company expects to collect.

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

Acquisition of Aidence Holding B.V. & Quantib B.V.: Valuation of Developed Technology & IPR&D
Description of the Matter	As discussed in Note 4 to the consolidated financial statements, the Company completed its acquisitions of Aidence Holding B.V. (“Aidence”) and Quantib B.V. (“Quantib”) for net consideration of $45.2 million and $42.3 million, respectively, on January 20, 2022. The transactions were accounted for as business combinations.

Auditing the Company’s accounting for its acquisitions of Aidence and Quantib was complex due to the significant estimation required by management in determining the fair value of developed technology and in-process research and development (“IPR&D”) intangible assets of $26.6 million for Aidence and $20.3 million for Quantib. The significant estimation uncertainty was primarily due to the complexity of the valuation models used and the sensitivity of the fair value estimates to the significant underlying assumptions. The Company used an income approach to measure the fair value of the developed technology and IPR&D intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, EBITDA margin and obsolescence factors). These significant assumptions are forward looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisitions. We tested controls over the recognition and measurement of developed technology and IPR&D intangible assets, including management’s review of the valuation model and underlying assumptions used to develop such estimates.

To test the estimated fair value of the developed technology and IPR&D intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the completeness and accuracy of the underlying data and reasonableness of significant assumptions such as revenue growth rates, EBITDA margin and obsolescence factors. For example, we compared the forecasted results, which were derived based on the significant assumptions discussed above, to current industry, market and economic trends, to the assumptions used in other acquisitions and to other guideline companies within the same industry. We involved our valuation specialists to assist in our evaluation of the methodology used and reasonableness of the significant assumptions including the discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Los Angeles, California
March 1, 2023

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,834	$134,606
Accounts receivable	166,357	135,062
Due from affiliates	18,971	5,384
Prepaid expenses and other current assets	54,022	49,212
Total current assets	367,184	324,264
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	565,961	484,247
Operating lease right-of-use-assets	603,524	584,291
Total property, equipment and right-of-use-assets	1,169,485	1,068,538
OTHER ASSETS
Goodwill	677,665	513,820
Other intangible assets	106,228	56,603
Deferred financing costs	2,280	2,135
Investment in joint ventures	57,893	42,229
Deferred tax assets, net	—	14,853
Deposits and other	53,172	36,032
Total assets	$2,433,907	$2,058,474
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$369,595	$263,937
Due to affiliates	23,100	23,530
Deferred revenue	4,021	10,701
Current portion of operating lease liability	57,607	65,452
Current portion of notes payable	12,400	11,164
Total current liabilities	466,723	374,784
LONG-TERM LIABILITIES
Long-term operating lease liability	604,117	577,675
Notes payable, net of current portion	839,344	743,498
Deferred tax liability, net	9,256	—
Other non-current liabilities	23,015	16,360
Total liabilities	1,942,455	1,712,317
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 57,723,125 and 53,548,227 shares issued and outstanding at December 31, 2022 and 2021 respectively	6	5
Additional paid-in-capital	436,288	342,592
Accumulated other comprehensive loss	(20,677)	(20,421)
Accumulated deficit	(82,622)	(93,272)
Total RadNet, Inc.'s stockholders' equity	332,995	228,904
Noncontrolling interests	158,457	117,253
Total equity	491,452	346,157
Total liabilities and equity	$2,433,907	$2,058,474

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2022	2021	2020
REVENUE
Service fee revenue	$1,278,016	$1,166,743	931,722
Revenue under capitation arrangements	152,045	148,334	140,118
Total revenue	1,430,061	1,315,077	1,071,840
Provider relief funding	—	9,110	26,264
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	1,264,346	1,123,274	965,902
Lease abandonment charges	—	19,675	—
Depreciation and amortization	115,877	96,694	86,795
Loss on sale and disposal of equipment and other	2,529	1,246	1,200
Loss on impairment	—	—	4,170
Severance costs	946	744	4,353
Total operating expenses	1,383,698	1,241,633	1,062,420
INCOME FROM OPERATIONS	46,363	82,554	35,684

OTHER INCOME AND EXPENSES
Interest expense	50,841	48,830	45,882
Equity in earnings of joint ventures	(10,390)	(10,967)	(7,945)
Non-cash change in fair value of interest rate swaps	(39,621)	(21,670)	2,528
Loss (gain) on extinguishment of debt and related expenses	731	6,044	(4,047)
Other expenses	1,833	1,438	120
Total other expenses	3,394	23,675	36,538
INCOME (LOSS) BEFORE INCOME TAXES	42,969	58,879	(854)
Provision for income taxes	(9,361)	(14,560)	(895)
NET INCOME (LOSS)	33,608	44,319	(1,749)
Net income attributable to noncontrolling interests	22,958	19,592	13,091

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$10,650	$24,727	$(14,840)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.19	$0.47	$(0.29)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.17	$0.46	$(0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	56,293,336	52,496,679	50,891,791
Diluted	57,320,870	53,421,033	50,891,791

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Years Ended December 31,
	2022	2021	2020
NET INCOME (LOSS)	$33,608	$44,319	$(1,749)
Currency translation adjustments	(3,943)	(65)	(101)
Change in fair value of cash flow hedge, net of taxes	—	—	(19,372)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	3,687	3,695	3,448
COMPREHENSIVE INCOME (LOSS)	33,352	47,949	(17,774)
Less comprehensive income attributable to noncontrolling interests	22,958	19,592	13,091
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$10,394	$28,357	$(30,865)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - JANUARY 1, 2020	50,314,328	$5	$262,865	$(8,026)	$(103,159)	$151,685	$81,454	$233,139
Shares issued under the equity compensation plan	491,674	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	10,920	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,463	—	—	12,463	—	12,463
Issuance of common stock for acquisitions	823,615	—	33,011	—	—	33,011	—	33,011
Tax effect on gain on sale of noncontrolling interest	—	—	(551)	—	—	(551)	—	(551)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,985)	(1,985)
Change in cumulative foreign currency translation adjustment	—	—	—	(101)	—	(101)	—	(101)
Change in fair value cash flow hedge, net of taxes	—	—	—	(19,372)	—	(19,372)	—	(19,372)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	3,448	—	3,448	—	3,448
Net (loss) income	—	—	—	—	(14,840)	(14,840)	13,091	(1,749)
BALANCE - DECEMBER 31, 2020	51,640,537	$5	$307,788	$(24,051)	$(117,999)	$165,743	$92,560	$258,303
Issuance of stock upon exercise of options	53,960	—	488	—	—	488	—	488
Shares issued under the equity compensation plan	1,212,758	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	471,162	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	25,284	—	—	25,284	—	25,284
Issuance of common stock for acquisitions and asset purchases	82,658	—	2,498	—	—	2,498	—	2,498
Release of holdback shares from the purchase of DeepHealth	91,517	—	2,413	—	—	2,413	—	2,413
Forfeiture of restricted stock	(4,365)	—	(81)	—	—	(81)	—	(81)
Gain on contribution of assets to majority owned subsidiary	—	—	(4)	—	—	(4)	—	(4)
Contribution from noncontrolling partner	—	—	—	—	—	—	123	123
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	4,206	—	—	4,206	7,404	11,610
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,426)	(2,426)
Change in cumulative foreign currency translation adjustment	—	—	—	(65)	—	(65)	—	(65)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	3,695	—	3,695	—	3,695
Net income	—	—	—	—	24,727	24,727	19,592	44,319
BALANCE - DECEMBER 31, 2021	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157
Issuance of stock upon exercise of options	25,000	1	294	—	—	295	—	295
Shares issued under the equity compensation plan	725,577	—	—	—	—	—	—	—
Issuance of common stock to settle DeepHealth contingent consideration	781,577	—	—	—	—	—	—	—

Issuance of common stock under the DeepHealth equity compensation plan	204,160	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	23,543	—	—	23,543	—	23,543
Issuance of common stock for acquisitions	2,465,294	—	63,311	—	—	63,311	—	63,311
Forfeiture of restricted stock and share cancellation	(26,710)	—	(75)	—	—	(75)	—	(75)
Contribution from noncontrolling partner	—	—	—	—	—	—	19,139	19,139
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	6,623	—	—	6,623	—	6,623
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(893)	(893)
Change in cumulative foreign currency translation adjustment	—	—	—	(3,943)	—	(3,943)	—	(3,943)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	3,687	—	3,687	—	3,687
Net income	—	—	—	—	10,650	10,650	22,958	33,608
BALANCE - DECEMBER 31, 2022	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,608	$44,319	$(1,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,877	96,694	86,795
Amortization of operating lease right-of-use assets	68,847	73,967	67,915
Lease abandonment charges	—	19,675	—
Equity in earnings of joint ventures, net of dividends	(5,952)	(6,260)	1,577
Amortization and write off of deferred financing costs and loan discount	2,693	3,254	4,413
Loss on sale and disposal of equipment and other	2,529	1,246	1,200
Loss (gain) on extinguishment of debt	—	1,496	(4,047)
Loss on impairment	—	—	4,170
Amortization of cash flow hedge	3,687	3,695	3,448
Non-cash change in fair value of interest rate swap	(39,621)	(21,670)	2,528
Stock-based compensation	23,770	25,203	12,405
Non cash item in other expenses	—	—	242
Change in value of contingent consideration	(325)	—	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(30,078)	(5,890)	25,206
Other current assets	(3,327)	(15,777)	6,588
Other assets	(12,166)	662	(5,425)
Deferred taxes	13,356	19,834	(611)
Operating lease liability	(68,943)	(72,553)	(53,906)
Deferred revenue	(7,316)	(28,319)	37,941
Accounts payable, accrued expenses and other liabilities	49,778	9,915	45,069
Net cash provided by operating activities	146,417	149,491	233,759
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging centers and other operations	(129,961)	(77,691)	(31,265)
Purchase of property and equipment	(119,451)	(137,874)	(94,172)
Purchase of intangible assets	—	(5,130)	—
Proceeds from sale of equipment	3,904	625	828
Equity contributions in existing and purchase of interest in joint ventures	(1,441)	(1,441)	(1,635)
Net cash used in investing activities	(246,949)	(221,511)	(126,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan debt	(53,750)	(619,529)	(43,296)
Principal payments on notes and leases payable other than term loan debt	—	(3,302)	(3,562)
Additional deferred finance costs on revolving loan amendment	—	(938)	(741)
Proceeds from debt issuance, net of issuance costs	147,996	717,307	—
Proceeds from paycheck protection program loans	—	—	4,023
Distributions paid to noncontrolling interests	(893)	(2,426)	(1,985)
Proceeds from sale of economic interest in majority owned subsidiary	—	13,073	—
Proceeds from revolving credit facility	—	128,300	250,900
Payments on revolving credit facility	—	(128,300)	(250,900)
Proceeds from issuance of common stock upon exercise of options	294	488	—
Net cash provided by (used in) financing activities	93,647	104,673	(45,561)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	113	(65)	(101)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,772)	32,588	61,853
CASH AND CASH EQUIVALENTS, beginning of period	134,606	102,018	40,165
CASH AND CASH EQUIVALENTS, end of period	$127,834	$134,606	$102,018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$39,151	$29,042	$39,521
Cash paid during the period for income taxes	$587	$1,950	$5,069

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $111.8 million, $63.9 million, and $52.0 million during the years ended December 31, 2022, 2021 and 2020, respectively, that we had not paid for as of December 31, 2022, 2021 and 2020, respectively. The offsetting amount due was recorded in our consolidated balance sheets under accounts payable, accrued expenses and other.
On November 1, 2022, we issued 359,002 shares of our common stock to complete our purchase of Heart and Lung Imaging Limited. The shares were ascribed a value of $6.8 million.
On November 1, 2022 we made a contribution to our joint venture Arizona Diagnostic Radiology Group of $12.7 million in equipment and other assets. We recorded an offset to due to affiliates of $4.5 million to reduce our overall investment to $8.3 million.
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
On October 22, 2021 we completed our purchase of specific technology assets of DRT LLC in part by issuing 15,000 shares of our common stock to complete the transaction. The shares were ascribed a value of $0.4 million.
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

We entered into finance lease debt of approximately $20.0 thousand during the twelve months ended December 31, 2020.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At December 31, 2022, we operated directly or indirectly through joint ventures with hospitals, 357 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting.

The consolidated financial statements include the accounts of RadNet, Inc. as well as its subsidiaries in which RadNet has a controlling financial interest. The consolidated financial statements also include certain variable interest entities in which we are the primary beneficiary (as described in more detail below). All material intercompany transactions and balances have been eliminated upon consolidation. All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.
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

The Group on a combined basis recognized $189.1 million, $179.6 million, and $147.6 million of revenue, net of management services fees to RadNet, for the years ended December 31, 2022, 2021, and 2020, respectively and $189.1 million, $179.6 million, and $147.6 million of operating expenses for the years ended December 31, 2022, 2021, and 2020, respectively. RadNet, Inc. recognized $786.5 million, $749.2 million, and $600.7 million of total billed net service fee revenue for the years ended December 31, 2022, 2021, and 2020, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2022 and December 31, 2021, we have included approximately $110.3 million and $89.2 million, respectively, of accounts receivable and approximately $16.2 million and $14.4 million of accounts payable and accrued liabilities related to the Group, respectively.

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

We also own a 49% economic interest in ScriptSender, LLC, which provides services for secure data transmission of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender LLC is dependent on us to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. We have continued to finance ScriptSender during it's development phase and our maximum exposure to loss is $3.3 million, which represents our receivable balance from the entity. Maximum exposure to loss is the loss that we would absorb in the event that all of the assets of ScriptSender are deemed worthless. We paid operating expenses for the venture of $2.1 million and $1.6 million for the years ended December 31, 2022, and December 31, 2021, respectively.

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

Our total service fee revenues for the years ended December 31, 2022, 2021, and 2020 are presented in the table below. Our imaging center revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type. Additional revenues are earned from our management services provided to joint ventures and our software and AI subsidiaries.

In Thousands	2022	2021	2020
Commercial insurance	$785,128	$743,462	$584,035
Medicare	311,124	280,911	217,928
Medicaid	38,279	34,731	25,619
Workers' compensation/personal injury	51,339	44,235	33,478
Other patient revenue	31,849	19,398	25,314
Management fee revenue	22,235	19,630	11,253
Software and teleradiology	14,238	10,525	10,798
Other	19,428	12,436	23,297
Revenue under capitation arrangements	152,045	148,334	140,118
Imaging center segment revenue	1,425,665	1,313,662	1,071,840
AI segment revenue	4,396	1,415	—
Total revenue	$1,430,061	$1,315,077	$1,071,840

GOVERNMENT ASSISTANCE: COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020.

Beginning in the second quarter of 2020 and through the twelve months ended December 31, 2021, we received funding from the various programs established by the CARES Act as follows:

•$39.6 million total of accelerated Medicare payments received, $39.5 million for the twelve months ended December 31, 2020 and $0.1 million for the twelve months ended December 31, 2021.

•$4.0 million from the Paycheck Protection Program during the twelve months ended December 31, 2020.

•$35.4 million total Provider Relief Funding, $26.3 million received for the twelve months ended December 31, 2020 and $9.1 million received for the twelve months ended December 31, 2021.

The accelerated Medicare payments were recorded to deferred revenue in our consolidated balance sheet and are being applied to revenue as services are performed beginning in 2021. Based on terms released on October 1, 2020, through the Continuing Appropriations Act, 2021 and Other Extensions Act, such accelerated payments are interest free for inpatient acute care hospitals for 29 months (seven months for medical groups), and the program currently requires CMS to recoup the payments beginning one year after receipt by the provider, by withholding future Medicare fee-for-service payments for claims at a rate of 25% for the first 11 months, and 50% for the 6 months afterward, until the full accelerated payment has been recouped. The program currently requires any outstanding balance remaining after 29 months to be repaid by the provider or be subject to an interest rate currently set at 4%. We applied the accelerated Medicare payments to revenue in the amount of $8.4 million for the twelve months ended December 31, 2022 and $30.2 million for the twelve months ended December 31, 2021. As of December 31, 2022, approximately $1.0 million of Medicare payments received remain in deferred revenue.

The $4.0 million secured from the Paycheck Protection Program was accounted for as debt and in December 2020 we met the eligibility requirements under the government guidelines for forgiveness and the loans were written off to gain on extinguishment of debt.

The Provider Relief Funding is displayed as such on our consolidated statements of operations in the year received.

The CARES Act also provides for the deferral of the employer-paid portion of the social security payroll tax with 50% due by December 31, 2021 and 50% due by December 31,2022. We elected to defer $16.3 million of this tax through December 31, 2020 which has been paid as of December 31, 2022. The CARES Act also provided a refundable employer tax credit ("ERC") equal to 50% of qualified wages, including certain health insurance costs, that can be used to offset payroll tax liabilities. In the year ending December 31, 2021, we recognized an employee retention credit as a reduction to cost of operations totaling of $7.7 million.

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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $15.4 million and $17.7 million at December 31, 2022 and December 31, 2021, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES - Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2022	2021
Accounts payable	$102,678	$86,461
Accrued expenses	181,574	93,420
Accrued salary and benefits	62,072	62,425
Accrued professional fees	23,271	21,631
Total	$369,595	$263,937

SOFTWARE REVENUE RECOGNITION – We have developed and sell Picture Archiving Communications Systems (“PACS”) and related services. The PACS sales are made primarily through our sales force and generally include hardware, software, installation, training and first-year warranty support. Hardware which is not unique or special purpose, is purchased from a third-party and resold to customers with a small mark-up.

We have determined that our core software products, such as PACS, are essential to most of our arrangements as hardware, software and related services are sold as an integrated package. Revenue is recognized when a performance obligation is satisfied by transferring a promised good or service to a customer.

For the years ended December 31, 2022, 2021 and 2020, we recorded approximately $13.2 million, $10.5 million, and $8.6 million, respectively, in revenue related to our software business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2022 we had deferred revenue of approximately $0.9 million associated with these sales which we expect to recognize into revenue over the next 12 months.

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

DEFERRED FINANCING COSTS – Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $2.3 million and $2.1 million for the twelve months ended at December 31, 2022 and 2021, respectively. See Note 8, Credit Facilities and Notes Payable for more information on our revolving lines of credit.

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

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $677.7 million and $513.8 million at December 31, 2022 and December 31, 2021, respectively. Indefinite lived intangible assets at were $24.1 million at December 31, 2022 and $20.6 million at December 31, 2021 and are associated with the value of certain trade name intangibles and in process research and development (IPR&D). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

We tested goodwill, trade name and IPR&D for impairment on October 1, 2022. In 2020 we ceased employing certain indefinite lived trade names with a total value of $4.2 million and they were written off in full as of December 31, 2020. Our annual impairment test as of October 1, 2022 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2022.

LONG-LIVED ASSETS – We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill and indefinite lived intangible assets, for impairment when events or changes indicate the carrying amount of an asset may not be recoverable. Accounting standards requires that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. At December 31, 2021 we recorded a write off charge of $7.1 million in leasehold improvements for facilities that we abandoned. See the Leases discussion below for more information. Other than this, we determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired during any periods presented.

INCOME TAXES – Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income in determining whether our net deferred tax assets are more likely than not to be realized. See Note 10, Income Taxes, for more information.
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
ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of December 31, 2022. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
After a management review of post pandemic patient traffic to centers during the fourth quarter of 2021, it was noted that although overall volumes had returned to pre-pandemic levels, certain imaging locations did not experience the same levels of activity as beforehand. This was due in part to lower utilization rates of commercial space from telecommuting, accompanied by the migration of those workers out of congested urban centers to residential areas. Based on this analysis, management decided to consolidate volumes into fewer centers and reduce administrative office space in response to the demographic changes experienced. To complete the closure of these locations, we took a lease abandonment charge of approximately $12.6 million at December 31, 2021.

UNINSURED RISKS – On November 1, 2013 we entered into a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $3.9 million and $3.5 million at December 31, 2022 and December 31, 2021, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible which is $10,000 per incidence for all years covered by this report.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice claims made tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2022, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2022 and 2021 of $7.4 million and $6.3 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue

Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

EMPLOYEE BENEFIT PLAN – We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. We can elect to provide a matching contribution in the amount to a maximum of 1.0% per 4.0% of employee contribution, and have done so since 2017. We contributed $3.0 million in matching for each of the twelve months ended December 31, 2022 and December 31, 2021. For the year ended December 31, 2020, we elected not to provide a matching contribution.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated as of April 20, 2015, and again on March 9, 2017, and currently as of April 15, 2021 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 10, 2021. We have reserved 16,500,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric and we also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar, valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 11, Stock-Based Compensation, for more information.

FOREIGN CURRENCY TRANSLATION – For our operations in Canada, Europe and the United Kingdom, the functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Gains and losses related to the foreign currency portion of international transactions are included in the determination of net income. The following is a reconciliation of Foreign Currency Translation amounts for the years ended December 31, 2022, 2021 and 2020 is provided below (in thousands):

Currency Translation
Balance as of January 1, 2020	$(276)
Currency Translation Adjustments	(101)
Balance as of December 31, 2020	(377)
Currency Translation Adjustments	(65)
Balance as of December 31, 2021	(442)
Currency Translation Adjustments	(3,943)
Balance as of December 31, 2022	$(4,385)

OTHER COMPREHENSIVE INCOME (LOSS) – Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) and its components. Our foreign currency translation adjustments, changes in the fair value of cash flow hedges, and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in other comprehensive income (loss). The components of other comprehensive income (loss) for the twelve month periods ended December 31, 2022, December 31, 2021, and December 31, 2020 are included in the consolidated statements of comprehensive income (loss).
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

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive (loss) income, net of taxes is as follows (amounts in thousands):

Interest Rate Contracts

For the twelve months ended	Amount of Gain (Loss) Recognized on Derivative, net of taxes	Location of Gain (Loss) Recognized in Income on Derivative
December 31, 2022	$—
December 31, 2021	$—
December 31, 2020	$788	Other Comprehensive Loss

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
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of accumulated comprehensive income (loss) in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400,000,000 notional interest rate swap contract locked in at 2.05% due October 2025 and our $100,000,000 notional interest rate swap contract locked in at 1.96% do not match the cash flows for our First Lien Term Loans and so we have determined that they are not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400,000,000 notional and after July 1, 2020 for the $100,000,000 notional will be recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount will be amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million per month through October 2025.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 swaps is as follows (amounts in thousands):

Interest Rate Contracts - Effective Portion

For the twelve months ended	Amount of Loss Recognized on Derivative, net of taxes	Location of Loss Recognized in Income on Derivative
December 31, 2022	$—
December 31, 2021	$—
December 31, 2020	$(20,160)	Other Comprehensive Loss

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps for the Swaps that became ineffective in 2020 is as follows (amounts in thousands):

Interest Rate Contracts - Ineffective Portion
For the twelve months ended	Amount of gain (loss) recognized in income on derivative (current period ineffective portion)	Location of gain (loss) recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated other comprehensive income (loss) into income (prior period effective portion)	Location of loss reclassified from accumulated other comprehensive income (loss) into income (prior period effective portion)

December 31, 2022	$39,621	Other Income (Expense)	$(3,687)	Interest Expense
December 31, 2021	$21,670	Other Income (Expense)	$(3,695)	Interest Expense
December 31, 2020	$(2,528)	Other Income (Expense)	$(3,448)	Interest Expense

CONTINGENT CONSIDERATION -
Aidence Holding B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening. As part of the purchase agreement, we will pay up to $10.0 million consideration upon the completion of two identified milestones in RadNet common shares or cash at our election. This contingency had a value of approximately $7.2 million on December 31, 2022. The amount is reviewed quarterly and adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval, which has been currently determined by management to be 80% for milestone one and 70% for milestone two. In addition, there is a remaining general holdback of $4.0 million to be issued in shares of our common stock subject to adjustment for any indemnification claims.
Quantib B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening. As part of the purchase agreement, we will issue 18 months after acquisition, 113,303 shares of our common stock with an initial fair value at the date of close of $3.0 million subject to adjustment for any indemnification claims and will be adjusted to fair value in subsequent periods. This contingency had a value of approximately $2.1 million as of December 31, 2022. In addition, there is a general holdback of $1.6 million to be issued in cash subject to adjustment for any indemnification claims.
Montclair
On October 1, 2022, we completed our acquisition of Montclair Radiological Associates. As part of the purchase agreement, we recorded $1.2 million in contingent consideration to be determined by obtaining specific EBITDA targets within a defined time frame.
Heart and Lung Imaging Limited
On November 1, 2022, we completed our acquisition of 75% of the equity interests of Heart and Lung Imaging Limited. The purchase included $10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims, which will be adjusted to fair value in subsequent periods. The milestone contingency had a value of approximately $11.1 million as of December 31, 2022. The contingent consideration is determined by the achievement of a specific number of physician reads.
A tabular rollforward of contingent consideration is as follows (amounts in thousands):

For the twelve months ended December 31, 2022
Entity	Account	January 1, 2022 Balance	Issuance of contingent consideration	Amount of income (loss) recognized on contingent consideration	Currency Translation	December 31, 2022 Balance
Aidence	Other Long Term Liabilities	$—	$11,453	$(362)	$67	$11,158
Quantib	Accrued Expenses & Other Long Term Liabilities	$—	$4,581	$(903)	$31	$3,709
Montclair	Accrued Expenses	$—	$1,200	$—	$—	$1,200
Heart and Lung Limited	Accrued Expenses & Other Long Term Liabilities	$—	$10,814	$566	$276	$11,656
See Fair Value Measurements section below for the fair value of contingent consideration at December 31, 2022.

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

Derivatives:

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets in our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Other Current Assets and Deposits and Other
2019 SWAPS - Interest Rate Contracts	$—	$23,302	$—	$23,302

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
2019 SWAPS - Interest Rate Contracts	$—	$16,319	$—	$16,319

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
Contingent Consideration:
The table below summarizes the estimated fair values of contingencies and holdback relating to our Aidence Holding B.V. and Quantib B.V. acquisitions on January 20, 2022, and the Heart and Lung Imaging Limited acquisition on November 1, 2022 that are subject to fair value measurements and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
Aidence Holding B.V. milestone consideration	$—	$—	$11,158	$11,158
Quantib B.V. holdback of 113,303 shares of RadNet common stock	$—	$—	$3,709	$3,709
Montclair Radiological Associates	$—	$—	$1,200	$1,200
Heart and Lung Imaging Limited	$—	$—	$11,656	$11,656

The estimated fair value of these liabilities was determined using Level 3 inputs. For Aidence Holding B.V., the milestone contingent liability was adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval. For the Quantib B.V holdback shares, the fair value was determined by calculating the value of estimated shares issuable as of the reporting date (which was $18.83) translated at the current exchange rate at December 31, 2022, the time period related to the contractual settlement term, and the probability of issuing the shares. For Montclair Radiological Associates the contingent consideration is determined by obtaining specific EBITDA targets within a defined time frame. For Heat Lung Imaging Limited the contingent consideration is determined by the achievement of a specific number of physician reads. As significant inputs for the contingent consideration of Aidence B.V., Quantib B.V., Montclair Radiological Associates and Heart Lung Imaging Limited are not observable and cannot be corroborated by observable market data they are classified as Level 3.

Long Term Debt

The table below summarizes the estimated fair value and carrying amount of our Truist (Term Loan Agreement) and Barclays (First Lien Term Loans) long-term debt as follows (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Term Loan Agreement and First Lien Term Loans	$—	$843,594	$—	$843,594	$864,125

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Term Loan Agreement and First Lien Term Loans	$—	$766,973	$—	$766,973	$767,875

Our Barclays revolving credit facility had no aggregate principal amount outstanding as of December 31, 2022 and December 31, 2021, respectively. Our Truist revolving credit facility had no aggregate principal amount outstanding as of December 31, 2022 and December 31, 2021, respectively.

The estimated fair values of our long-term debt, which is discussed in Note 8, was determined using Level 2 inputs for the Barclays and Truist term loans. Level 2 inputs primarily related to comparable market prices.

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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2022	2021	2020
Net income (loss) attributable to RadNet, Inc. common stockholders	$10,650	$24,727	$(14,840)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	56,293,336	52,496,679	50,891,791
Basic net income (loss) per share attributable to RadNet, Inc. common stockholders	$0.19	$0.47	$(0.29)
DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	56,293,336	52,496,679	50,891,791
Add nonvested restricted stock subject only to service vesting	172,139	259,539	—
Add additional shares issuable upon exercise of stock options, warrants and holdback shares	855,395	664,815	—
Weighted average number of common shares used in calculating diluted net income per share	57,320,870	53,421,033	50,891,791
Changes in fair value associated with contingently issuable shares	$(724)	$—	$—
Net income (loss) attributable to RadNet, Inc's common stockholders for diluted share calculation	$9,926	$24,727	$(14,840)
Diluted net income (loss) per share attributable to RadNet, Inc. common stockholders	$0.17	$0.46	$(0.29)

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Nonvested restricted stock subject to service vesting	—	—	329,159
Shares issuable upon the exercise of stock options	152,723	47,792	554,444

INVESTMENTS IN EQUITY SECURITIES- As of December 31, 2022, we have three equity investments for which a fair value is not readily determinable and we do not have significant influence and therefore the total amounts invested are recognized at cost. In accordance with accounting guidance, if there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost less impairment, whereby impairment is based on a qualitative assessment.

Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million, represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was noted as of the year ended December 31, 2022.

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to an additional 80,000 preferred shares on October 11, 2019. No observable price changes or impairment in our investment was noted for the year ended December 31, 2022.
WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes or impairment in our investment was noted for the year ended December 31, 2022.

INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2022.

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2022 and December 31, 2021 (in thousands):

Balance as of December 31, 2020	$34,528
Equity contributions in existing and purchase of interest in joint ventures	1,441
Equity in earnings in these joint ventures	10,967
Distribution of earnings	(4,707)
Balance as of December 31, 2021	$42,229
Equity contributions in existing and purchase of interest in joint ventures	9,712
Equity in earnings in these joint ventures	10,390
Distribution of earnings	(4,438)
Balance as of December 31, 2022	$57,893

We charged management service fees from the centers underlying these joint ventures of approximately $22.2 million, $19.6 million and $11.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures. As we have the ability to exercise significant influence over our joint venture entities, we consider them related parties. Amounts transacted between ourselves and the entities in the ordinary course of business are disclosed on our balance sheet in the due from/to affiliate accounts.

The following table is a summary of key unaudited financial data for these joint ventures as of December 31, 2022 and 2021, respectively, and for the years ended December 31, 2022, 2021 and 2020, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2022	2021
Current assets	$39,304	$37,186
Noncurrent assets	134,694	73,592
Current liabilities	(29,588)	(12,919)
Noncurrent liabilities	(37,952)	(22,370)
Total net assets	$106,458	$75,489
Book value of RadNet joint venture interests	$49,564	$34,930
Cost in excess of book value of acquired joint venture interests accounted for as equity method goodwill	8,329	7,299
Total value of RadNet joint venture interests	$57,893	$42,229

	2022	2021	2020
Net revenue	$145,256	$129,023	$101,921
Net income	$21,169	$21,893	$16,850

During the years ended December 31, 2022 and 2021, we made an additional equity contributions of $1.4 million each year to Arizona Diagnostic Radiology Group ("ADRG", our joint venture with Dignity Health).
On November 1, 2022, we contributed eight of our imaging centers to ADRG of $12.7 million and recorded a loss of $0.5 million which was calculated as the difference between the sale price and carrying value of such imaging centers which included equipment and other assets and an allocation of goodwill to such imaging centers. We recorded $4.5 million of the sale price as an offset to due to affiliates while the remaining $8.3 million was recorded as investment in joint venture on our balance sheet. We accounted for the transaction as an adjustment to our equity investment for the value of the assets contributed. To maintain our 49% economic interest in ADRG, we received a distribution from the partnership of $4.5 million to reduce our overall investment to $8.3 million.

NOTE 3 - RECENT ACCOUNTING STANDARDS

Accounting standards adopted

Over the course of 2020 through 2022, the FASB issued different Accounting Standards Updates (ASUs) in regards to Reference Rate Reform (Topic 848). ASU 2020-04 and ASU 2021-01 addressed optional expedients and exceptions for applying generally accepted accounting principals to certain contract modifications, hedging relationships, and derivatives that referenced London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The provisions originally were set to expire on December 31, 2022. The date of LIBOR cessation was finalized as June 30, 2023, which is beyond the current sunset date of Topic 848 and hence the need to extend the time allotted for accounting relief. ASU 2022-06 deferred the sunset date of the provision out to December 31, 2024. The adoption of the provisions under these ASUs did not have a material effect on our consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08 ("ASU 2021-08"), Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards

Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The adoption did not have a material effect on our consolidated financial statements.

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment

During 2022 and 2021, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the Delaware, Maryland, New Jersey and New York markets. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

2022:

Entity	Date Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities
IFRC LLC*^	1/1/2022	8,200	2,910	1,703	5,271	—	19	(1,703)
IFRC LLC*^	1/1/2022	4,800	2,103	857	2,697	—	—	(857)
Montclair Radiological Associates, P.A.*#	10/1/2022	94,877	16,414	4,665	79,690	400	(2,168)	(4,124)
Heart and Lung Imaging Limited+	11/1/2022	32,000	—	—	16,200	15,800	—	—
Chelsea Diagnostic Radiology, P.C.*	12/1/2022	2,800	568	—	2,132	100	—	—
North Jersey Imaging Center, LLC*	12/9/2022	104	20	—	55	25	4	—
		$142,781	$22,015	$7,225	$106,045	$16,325	$(2,145)	$(6,684)

*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, one of which was purchased separately by a joint venture with Calvert Medical Imaging Centers, LLC.
#Montclair Radiological Associates includes a liability for $1.2 million in contingent consideration.
+See detailed description of the Heart and Lung Imaging Limited acquisition below.

2021:

Entity	Date Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities
Personal Health Imaging PLLC*	2/1/2021	2,995	576	608	2,355	50	14	(608)
ZP Elmont LLC*	2/1/2021	2,194	1,112	—	1,005	50	27	—
ZP Freeport LLC*	2/1/2021	6,065	4,668	—	1,328	40	29	—
Broadway Medical Imaging LLC*	2/1/2021	1,155	1,076	446	6	50	23	(446)
3235 Hempstead LLC*	2/1/2021	9,386	5,667	—	3,649	70	—	—
SLZM Realty LLC*	2/1/2021	13,671	4,617	—	8,974	80	—	—
2012 Sunrise Merrick LLC*	2/1/2021	11,428	2,741	335	8,617	70	—	(335)
ZP Bayside LLC*	3/1/2021	3,545	3,385	2,191	40	50	70	(2,191)
ZP Laurelton LLC*	3/1/2021	2,658	2,530	1,418	32	50	46	(1,418)
ZP Smith LLC*	3/1/2021	3,978	3,581	2,214	347	50	—	(2,214)
ZP 907 Northern LLC*	4/1/2021	562	507	1,817	5	50	—	(1,817)
William M. Kelly MD, Inc.* ^	5/1/2021	3,750	990	1,379	2,710	50	—	(1,379)
60th Street MRI, LLC*	5/1/2021	400	85	—	290	25	—	—
ZP Parkchester LLC*	5/1/2021	263	213	311	—	50	—	(311)
ZP Eastern LLC*	6/1/2021	2,868	2,801	1,951	17	50	—	(1,951)
Tangent Associates LLC**	8/24/2021	2,025	10	—	379	1,636	—	—
Mid Delaware Imaging P.A.	12/1/2021	6,023	590	—	5,260	150	23	—
William M. Kelly MD, Inc.* ^	12/6/2021	4,404	701	—	3,653	50	—	—
William M. Kelly MD, Inc.* ^	12/31/2021	2,346	99	323	2,197	50	—	(323)
		$79,716	$35,949	$12,993	$40,864	$2,671	$232	$(12,993)
*Fair Value Determination is Final
** All stock purchase through issuing 67,658 shares of our common stock.
^ William M. Kelly MD acquisitions consisted of various subsidiaries purchased separately.

Heart and Lung Imaging Limited

On November 1, 2022, we acquired a 75% controlling interest in Heart and Lung Imaging Limited (“HLI”). HLI is a teleradiology concern which operates in the United Kingdom with the National Healthcare Service to screen high risk populations for cardiac and lung conditions. HLI’s operations are included in our imaging center segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $31.9 million, including: i) shares with a fair value of $6.8 million (359,002 shares issued at $19.06 per share), ii) cash of $6.3 million and iii) contingent consideration of $10.8 million ($10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims) and iv) noncontrolling interest of $8.0 million. We recorded $0.6 million in current assets, $15.8 million in intangible assets, $0.6 million current liabilities and $16.2 million in goodwill in connection with this transaction.
As part of the purchase price allocation, we determined the identifiable intangible assets are customer relationships and trade names. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a rate of 19.0%. The cash flows were based on estimated earnings from existing customers, and the discount rate applied was benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

Artificial Intelligence Segment

Aidence Holding B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise focused on lung cancer screening. Aidence is reported as part of our artificial intelligence segment and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including i) 1,117,872 shares issued at $26.80 per share with a fair value of $30.0 million ii) cash of $1.8 million and iii) contingent consideration of $11.9 million ($7.4 million in milestones to be settled in shares or cash at our election and a share holdback of $4.5 million) and iv) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. As a result of this transaction, we recorded $1.0 million in current assets, $0.2 million in property and equipment, $27.7 million in intangible assets (including developed technology of $21.1 million and IPR&D of $5.5 million), $3.2 million in current liabilities, a deferred tax liability of $3.5 million, and $22.9 million in goodwill.
In performing the purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Aidence business.

As part of the purchase price allocation, we determined the identifiable intangible assets are developed technology, IPR&D, trade names, and customer relationships. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 15% to 17%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology consists of artificial intelligence powered applications for lung nodule management and early lung cancer diagnosis and reporting.

The IPR&D asset relates primarily to an in-process project for a customer relationship management offering to manage patients that are found with Incidental Pulmonary Nodules and has not reached technological feasibility as of the acquisition date. The asset recorded relates to one project, and the Company expects to complete the project in the next twelve months.

The useful lives for the developed technology asset was set at 7 years, for customer relationships 5.4 years, and trade names was 7 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the acquisition. These benefits include expanding the Company's AI capabilities to drive revenue growth.

Quantib B.V.

On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise focused on prostate cancer screening. Quantib is reported as part of our artificial intelligence segment, and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $42.3 million including i) 965,058 shares issued at $26.80 per share with a fair value of $25.9 million ii) cash of $11.8 million and iii) contingent consideration consisting of 113,303 shares with a fair value at the date of close of $3.0 million and cash of $1.6 million both to be released 18 months after acquisition subject to adjustment for any indemnification claims. As a result of this transaction, we recorded $2.4 million in current assets, $0.1 million in property and equipment, $21.3 million in intangible assets (including developed technology of $19.6 million and IPR&D of $0.7 million), $0.7 million in current liabilities, $6.7 million in long-term debt and deferred tax liabilities, and $26.4 million in goodwill.

In performing the purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Quantib business.

As part of the purchase price allocation, we determined the identifiable intangible assets are developed technology, IPR&D, trade names, and customer relationships. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using rates ranging from 50% to 55%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

The developed technology consists of artificial intelligence powered applications for neurological and prostate imaging scans and reporting.

The useful lives for the developed technology asset was set at seven years, customer relationships three years, and trade names seven years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the acquisition. These benefits include expanding the Company's AI capabilities to drive revenue growth.

As disclosed above, for the acquisitions of Aidence and Quantib, the Company uses the income approach to determine the fair value of developed technology and IPR&D acquired in business combinations. This approach determines fair value by estimating the after-tax cash flows attributable to the respective assets over their useful lives and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. The value of the in-process projects is based on the project's stage of completion, the complexity of the work completed as of the acquisition date, the projected costs to complete, the expected introduction date, the estimated cash flows to be generated upon commercial release and the estimated useful life of the technology. The Company believes that the estimated developed technology and IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets. The significant assumptions used to estimate the fair value of intangible assets include discount rates and certain assumptions that form the basis of the forecasted results, specifically, revenue growth rates, EBITDA margins and obsolescence factors. These significant assumptions are forward looking and could be affected by future economic and market conditions.

Subsidiary activity
Formation of majority owned subsidiaries
Frederick County Radiology, LLC
On April 1, 2022 we formed Frederick County Radiology, LLC ("FCR"), a partnership with Frederick Health Hospital, Inc. ("Hospital"). The operation offers multi-modality services out of six locations in Frederick, Maryland. We contributed the operations of four centers to the enterprise and Hospital contributed $5.4 million in fixed assets, $3.0 million in equipment, and $11.0 million in goodwill. As a result of the transaction, we recognized a gain of $6.6 million to additional paid in capital and retained a 65% controlling economic interest in FCR and Hospital retains an $11.1 million or 35% noncontrolling economic interest in FCR.
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
Simi Valley Imaging Group, LLC
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

NOTE 5 – SEGMENT REPORTING

Our reportable segments are described below:

Imaging Center

Our Imaging Center segment provides physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a strategy that diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. We also provide teleradiolgy services in the United Kingdom though our Heart&Lung Health subsidiary. Included in the segment is our eRad subsidiary, which designs the underlying critical scheduling, data storage and retrieval systems necessary for imaging center operation.

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

The table below present segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Twelve Months Ended December 31,
	2022	2021	2020
Revenue:
Imaging Centers	$1,425,665	$1,313,662	$1,071,840
AI	4,396	1,415	—
Total revenue	$1,430,061	$1,315,077	$1,071,840

Cost of Operations
Imaging Centers	$1,240,593	$1,130,543	$967,250
AI	23,753	5,333	2,822
Total cost of operations	$1,264,346	$1,135,876	$970,072

Depreciation and Amortization
Imaging Centers	$109,524	$96,174	$86,396
AI	6,353	520	399
Total depreciation and amortization	$115,877	$96,694	$86,795

Loss on Disposal of Equipment
Imaging Centers	$2,506	$8,319	$1,200
AI	23	—	—
Total loss (gain)	$2,529	$8,319	$1,200

Severance
Imaging Centers	$926	$744	$4,353
AI	20	—	—
Total severance	$946	$744	$4,353

Income from Operations
Imaging Centers	$72,116	$77,882	$12,641
AI	(25,753)	(4,438)	(3,221)
Total income from operations	$46,363	$73,444	$9,420

For proper comparative purposes, Imaging Center segment revenue for the years 2021 and 2020 exclude Provider Relief Funding of $9.1 million and $26.3 million for the twelve months ended December 31, 2021 and 2020, respectively as it represents a form of direct Government stimulus. No such funds were received for the twelve months ended December 31, 2022.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. The following is a reconciliation of Goodwill by business segment for the years ended December 31, 2021 and December 31, 2022 is provided below (in thousands):

	Imaging Center	Artificial Intelligence	Total
Balance as of December 31, 2020	$448,269	$24,610	$472,879
Additions	40,864	—	40,864
Measurement period and other adjustments	77	—	77
Balance as of December 31, 2021	$489,210	$24,610	$513,820
Additions	120,551	48,697	169,248
Disposals	(4,200)	—	(4,200)
Measurement period and other adjustments	(106)	147	41
Currency translation	1,028	(2,272)	(1,244)
Balance as of December 31, 2022	$606,483	$71,182	$677,665

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2022 is $154.9 million.

Other intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names.

Total amortization expense was $10.1 million, $4.4 million, and $3.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.

The following tables shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$8,958	$20,393	8.9
Covenant not to compete and other contracts	1,319	891	642	356	72	40	3,320	3.1
Customer Relationships	1,244	1,244	1,112	991	816	12,396	17,803	18.6
Patent and Trademarks	298	298	298	298	298	322	1,812	6.4
Developed Technology & Software	6,297	6,297	6,297	6,257	5,722	7,196	38,066	6.7
Trade Names amortized	305	77	77	77	77	89	702	4.5
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	17,032	17,032	—
Total Annual Amortization	$11,750	$11,094	$10,713	$10,266	$9,272	$53,133	$106,228

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2022	2021
Land	$250	$250
Medical equipment	649,034	560,301
Computer and office equipment, furniture and fixtures	119,467	144,766
Software development costs	36,015	—
Leasehold improvements	501,963	441,921
Equipment originally acquired under finance/capital lease	13,971	13,984
Total property and equipment cost	1,320,700	1,161,222
Accumulated depreciation	(754,739)	(676,975)
Total property and equipment	$565,961	$484,247

Included in our property and equipment at December 31, 2022 is approximately $73.4 million total of construction in process amounts consisting of $26.6 million in medical equipment, $5.3 million in computer and office equipment, $0.4 million in software development and $41.1 million in leasehold improvements.

Included in our property and equipment at December 31, 2021 is approximately $18.1 million total of construction in process amounts consisting of $2.6 million in medical equipment, $6.1 million in computer and office equipment, and $9.3 million in leasehold improvements.

Depreciation and amortization expense of property and equipment, including amortization of equipment under finance leases, for the years ended December 31, 2022, 2021 and 2020 was $105.6 million, $92.3 million, and $83.1 million, respectively.

NOTE 8 - CREDIT FACILITIES AND NOTES PAYABLE

As of December 31, 2022 and December 31, 2021 our debt obligations consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$714,125	$721,375
Discount on First Lien Term Loans	(11,127)	(13,213)
Term Loan Agreement collateralized by NJIN's tangible and intangible assets	150,000	46,500
Discount on NJIN Term Loan Agreement	(1,254)	—
Total debt obligations	851,744	754,662
Less current portion	(12,400)	(11,164)
Long-term portion debt obligations	$839,344	$743,498

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2023	$14,750
2024	14,750
2025	18,500
2026	18,500
2027	119,750
Thereafter	677,875
Total notes payable obligations	$864,125

We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at December 31, 2022 and had reserved an additional $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2022. We also had no balance under our $50.0 million Truist Revolving Credit Facility related to our consolidated subsidiary NJIN at December 31, 2022, and with no letters of credit reserved against the facility, the full amount was available to draw upon. At December 31, 2022 we were in compliance with all covenants under our credit facilities.

Amendments to Credit Facilities

Barclays: Second Amended and Restated First Lien Credit and Guaranty Agreement
On April 23, 2021, we entered into the Second Amended and Restated First Lien Credit and Guaranty Agreement (the "Restated Credit Agreement") which provides for $725.0 million of senior secured first lien term loans (the "First Lien Term Loans") and a $195.0 million senior secured revolving credit facility (the "Barclays Revolving Credit Facility"). The proceeds of the First Lien Term Loans were used to refinance loans outstanding under our prior first lien credit agreement and provide funding for current and future operations. Total costs of the Restated Credit Agreement amounted to approximately $14.9 million segregated as follows: $8.8 million capitalized to discount and deferred finance cost, $6.0 million charged to loss on early extinguishment of debt and related expenses and $0.1 million written off to interest expense. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Restated Credit Agreement.
Truist: Second Amended and Restated Revolving Credit and Term Loan Agreement
On October 7, 2022, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Restated Credit and Term Loan Agreement") which provides for a $150.0 million of a secured term loan (the "Truist Term Loan") and a $50.0 million secured revolving credit facility (the "Truist Revolving Credit Facility"). Both loans were secured by our simultaneous entry into the Second Amended and Restated Guaranty and Security Agreement on the same date. The proceeds were were used to refinance the outstanding balance under our prior term loan agreement and provide funding for current and future operations. Total costs of the Restated Credit and Term Loan Agreement amounted to approximately $2.7 million segregated as follows: $2.0 million capitalized to discount and deferred finance cost and $0.7 million expensed to loss on extinguishment of debt and related expenses in other expense. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Restated Credit and Term Loan Agreement.
All obligations under the Second Amended and Restated Credit and Term Loan Agreement bear interest at either a SOFR or a Base Rate (each as defined in the Restated Credit and Term Loan Agreement), plus an applicable margin according to the following schedule:

Pricing Level	Leverage Ratio	Applicable Margin for SOFR Loans	Applicable Margin for Base Rate Loans	Applicable Margin for Letter of Credit Fees	Applicable Percentage for Commitment Fee
I	Greater than or equal to 3.00:1.00	2.50% per annum	1.50% per annum	2.50% per annum	0.45% per annum
II	Less than 3.00:1.00 but greater than or equal to 2.50:1.00	2.25% per annum	1.25% per annum	2.25% per annum	0.40% per annum
III	Less than 2.50:1.00 but greater than or equal to 2.00:1.00	2.00% per annum	1.00% per annum	2.00% per annum	0.35% per annum
IV	Less than 2.00:1.00 but greater than or equal to 1.50:1.00	1.75% per annum	0.75% per annum	1.75% per annum	0.30% per annum
V	Less than 1.50:1.00	1.50% per annum	0.50% per annum	1.50% per annum	0.30% per annum

Senior Credit Facilities:
First Lien Term Loans:

The First Lien Term Loans under the Restated Credit Agreement bear interest at either a Eurodollar Rate or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement), plus an applicable margin. The applicable margin for Eurodollar Rate term loans under the Restated Credit Agreement is 3.25% per annum, with a reduction to 3.0% per annum upon delivery by us of financial statements evidencing a first lien net leverage ratio of 3.50 to 1.00 or less. Such statements were delivered by us on May 27, 2021. At December 31, 2022 the effective Eurodollar Rate and the Alternate Base Rate for the First Lien Term Loans under the Restated Credit Agreement was 4.73% and 7.50%, respectively and the applicable margin for the Eurodollar Rate and Alternate Base Rate First Lien Term Loans under the Restated Credit Agreement was 3.00% and 2.00%, respectively.

The Restated Credit Agreement provides for quarterly payments of principal for the First Lien Term Loan in the amount of approximately $1.8 million. The First Lien Term Loan will mature on April 23, 2028 unless otherwise accelerated under the terms of the Restated Credit Agreement.

Truist Term Loan:

The Truist Term Loan currently bears interest at a three month SOFR election of 4.28% plus an applicable margin and fees based on Pricing Level III described above.

The scheduled amortization of the Truist Term Loan begins March 31, 2023 with quarterly payments of $1.9 million, representing 1.00% of the original principal balance. At scheduled intervals, the quarterly amortization increases by $0.9 million, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Credit Agreement.

Revolving Credit Facilities:

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility under the Restated Credit Agreement is a $195.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $1.7 million at December 31, 2022.

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

As of December 31, 2022, the effective interest rate for borrowings on revolving loans under the Barclays Revolving Credit Facility stood at 9.5%.

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

Truist Revolving Credit Facility:

Associated with the Truist Revolving Credit Facility of $50.0 million are deferred financing costs, net of accumulated amortization, of $0.6 million at December 31, 2022. As of December 31, 2022, NJIN had no borrowings under the Truist Revolving Credit Facility.

The Truist Revolving Credit Facility bears interest with different margins based on types of borrowings at a Pricing Level III as noted in the pricing grid above. The Truist Revolving Credit Facility terminates on the earliest of (i)

October 7, 2027, (ii) the date on which the Revolving Commitments are terminated pursuant to Section 2.8 of the Truist Restated Credit Agreement, or (iii) the date on which all amounts outstanding under the Truist Restated Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise).

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

Truist Credit Facilities:

On August 31, 2018, under the Amended and Restated Revolving Credit and Term Loan Agreement (A&R Agreement), NJIN secured a term loan commitment of $60.0 million and established revolving credit facility of $30.0 million. The agreement had a maturity date of August 31, 2023 and was refinanced on October 10, 2022 by the Second Amended and Restated Revolving Credit and Term Loan Agreement.

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

The components of lease expense were as follows:

	Years ended December 31,
(In thousands)	2022	2021

Operating lease cost(1)	$107,475	$121,578

Finance lease cost:
Depreciation of leased equipment	$2,896	$3,068
Interest on lease liabilities	—	46
Total finance lease cost	$2,896	$3,114

1) Operating lease cost above for the year ended December 31, 2021 included $12.6 million in lease abandonment charges. Please see our discussion in the Leases section of Note 2, Summary of Significant Accounting Policies.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
(In thousands)	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$108,004	$110,288
Operating cash flows from financing leases	—	46
Financing cash flows from financing leases	—	3,304
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases	88,080	186,695
1) On December 31, 2021 we reduced our liability and eliminated the related right-of-use assets for future lease options at facilities that we elected to abandon. The amount of liability and right-of-use asset reduction amounted to approximately $3.3 million.

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)	December 31,
	2022	2021

Operating Leases
Operating lease right-of-use assets	$603,524	$584,291
Current portion of operating lease liability	57,607	65,452
Operating lease liabilities	604,117	577,675
Total operating lease liabilities	$661,724	$643,127

Finance Leases
Equipment at cost	$13,971	$13,984
Accumulated depreciation	(12,171)	(9,287)
Equipment, net	$1,801	$4,697

Weighted Average Remaining Lease Term
Operating leases - years	10.9	10.4

Weighted Average Discount Rate
Operating leases	6.4%	6.3%

Maturities of lease liabilities were as follows:

(In thousands)
Operating Leases
Year Ending December 31,
2023	$92,371
2024	92,436
2025	88,941
2026	85,872
2027	82,136
Thereafter	499,326
Total Lease Payments	941,082
Less imputed interest	(279,358)
Total	$661,724

As of December 31, 2022, we have additional operating leases for facilities and medical equipment that have not yet commenced of approximately $11.8 million. These operating leases will commence in 2023 with lease terms of 1 to 15 years.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2022, 2021 and 2020, we have the following income (loss) before income taxes (in thousands):

	December 31,
	2022	2021	2020
US Domestic	$59,529	$58,806	$(986)
Foreign	(16,560)	73	132
Income (loss) before income taxes	$42,969	$58,879	$(854)

For the years ended December 31, 2022, 2021 and 2020, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2022	2021	2020
Federal current tax	$—	$—	$(256)
State current tax	371	(2,191)	(1,608)
Foreign current tax	87	18	27
Federal deferred tax	6,470	9,831	(303)
State deferred tax	5,863	6,902	3,035
Foreign deferred tax	(3,430)	—	—
Income tax expense	$9,361	$14,560	$895

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	Years Ended December 31,
	2022	2021	2020
Federal tax	$9,023	$12,365	$(179)
State franchise tax, net of federal benefit	595	4,198	779
Other Non deductible expenses	305	(93)	224
Officer Compensation	759	291	77
Noncontrolling interests in partnerships	(4,821)	(4,114)	(2,748)
Changes in valuation allowance	6,124	(249)	(33)
Return to provision	234	(2,530)	(2,252)
PPP Loan	—	—	(850)
Deferred true-ups and other	(1,451)	5,009	4,840
Foreign rate differential	(737)	4	(1)
Uncertain tax provisions	(749)	(321)	1,036
Other differences	79	—	2
Income tax expense	$9,361	$14,560	$895

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2022	2021
Net operating losses	$68,124	$57,663
Accrued expenses	3,941	3,275
Operating lease liability	142,347	141,440
Equity compensation	4,387	2,993
Allowance for doubtful accounts	3,071	2,711
Other	6,541	7,532
Valuation allowance	(12,095)	(5,066)
Total Deferred Tax Assets	$216,316	$210,548
Deferred tax liabilities:
Property and equipment	(9,214)	(12,134)
Goodwill	(38,820)	(33,973)
Intangibles	(18,640)	(9,133)
Operating lease right-of-use asset	(129,802)	(128,868)
Outside basis difference	(20,015)	—
Other	(9,081)	(11,587)
Total Deferred Tax Liabilities	$(225,572)	$(195,695)

Net Deferred Tax (Liability) Asset	$(9,256)	$14,853

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $231.5 million, which is comprised of definite and indefinite net operating losses. We had federal net operating loss carryforwards of approximately $165.2 million, which expire at various intervals from the years 2026 to 2037, and had carryforwards of $66.3 million of net operating losses which do not expire. Federal net operating losses generated in tax years following December 31, 2017 carryover indefinitely and may be used to offset up to 80% of future taxable net income. We also had state net operating loss carryforwards of approximately $271.7 million, which expire at various intervals from the years 2024 through 2042. As of December 31, 2022, $24.9 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. and the 2019 acquisition of Nulogix Health, Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. We also had foreign net operating loss carryforwards of approximately $19.8 million, which begin to expire from years 2023 to 2027, in addition to $11.0 million which do not expire and are carried over indefinitely.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2022, we have determined that deferred tax assets of $216.3 million are more likely-than-not to be realized. We have also determined deferred tax liabilities of $38.8 million are related to book basis in goodwill that has an indefinite life.

We file consolidated income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018. We do not anticipate the results of any open examinations would result in a material change to our financial position.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended are as follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of year	$5,088	$5,484	$4,320
Increases related to prior year tax positions	55	317	1,382
Increases related to current year tax positions	—	—	3
Expiration of the statute of limitations for the assessment of taxes	(999)	(713)	(221)
Increase (decrease) related to change in rate	—	—	—
Balance at end of year	$4,144	$5,088	$5,484

At December 31, 2022, we had unrecognized tax benefits of $4.1 million of which $3.4 million will affect the effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2022 the Company accrued approximately $2 thousand of interest and penalties. As of December 31, 2022, accrued interest and penalties amounted to approximately $0.4 million. We do not anticipate the uncertain tax position to change materially within the next 12 months.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. At December 31, 2020, we have taken advantage of the accelerated tax depreciation related to qualified improvement property and the Paycheck Protection Program loan allowed under the CARES Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders.

The Inflation Reduction Act 2022 which incorporates a Corporate Alternative Minimum Tax (CAMT) was signed on August 16, 2022. The changes will affect for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. We will be monitoring the impacts of the act to determine if this will have a impact on us for years beginning after December 31, 2022. As of year-end it is not expected to have a material impact for us.

The Creating Helpful Incentives to Produce Semiconductors (CHIPS) Act of 2022 was signed into law on August 9, 2022 to boost domestic semiconductor manufacturing and encourage US research activities. The act provided a 25% investment credit intended to promote domestic production of semiconductors. This act is not expected to have a material impact for us.

The Tax Cuts and Jobs Act of 2017 subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. An entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

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

The following summarizes all of our option transactions for the twelve months ended December 31, 2022:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life(in years)	Aggregate Intrinsic Value
Balance, December 31, 2021	473,939	$9.38
Granted	229,975	28.36
Exercised	(25,000)	11.75
Balance, December 31, 2022	678,914	15.72	6.07	$4,416,774
Exercisable at December 31, 2022	483,969	11.01	4.93	4,381,451

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2022 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2022. As of December 31, 2022, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.1 million which is expected to be recognized over a weighted average period of approximately 2.32 years.

DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted 412,434 options at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of December 31, 2022, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $0.6 million which is expected to be recognized over a weighted average period of approximately 0.74 years.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2021	320,660
Exercised	(203,678)	—
Balance, December 31, 2022	116,982	—	6.80	$2,202,771
Exercisable at December 31, 2022	76,909	—	6.80	1,448,198

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of December 31, 2022, we have issued a total of 7,892,930 RSA’s of which 536,767 were unvested at December 31, 2022 . The following summarizes all unvested RSA’s activities during the twelve months ended December 31, 2022:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2021	456,075		$20.06
Changes during the period
Granted	649,901		$26.33
Vested	(563,731)		$21.62
Forfeited	(5,478)		$23.76
RSA's unvested at December 31, 2022	536,767	1.01	$23.84

We determine the fair value of all RSA’s based of the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the twelve months ended December 31, 2022 we issued 41,000 shares relating to these awards, approximately amounting to $0.8 million of compensation expense.

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
Long Term Incentive Plan shares ("LTIPs")
In addition, we issue stock-based compensation to certain employees in our AI segment in the form of Stock Units and Restricted Stock Awards, subject to certain restrictions. The awards represent a form of long term incentive and are reflective of a general practice within the software industry. The units and shares vest ratably over a two to four year period, conditioned on continued employment through the vesting periods. We determine the fair value of all LTIPs based on the closing price of our common stock on the award date. The following summarizes all unvested LTIPs activities during the twelve months ended December 31, 2022:

	LTIPs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
LTIPs unvested at December 31, 2021	—		$—
Changes during the period
Granted	180,612		$19.56
Forfeited or Canceled	(11,141)		$19.50
LTIPs unvested at December 31, 2022	169,471	2.69	$19.56

Plan summary

In summary, of the 16,500,000 shares of common stock reserved for issuance under the Restated Plan at December 31, 2022, there remain 2,017,233 shares available for future awards.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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
Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, RadNet, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023

-

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

The information required by this Item 14 will be included under the caption “Fees Paid to Auditors” in the Proxy Statement and is incorporated herein by reference.

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

3.3	Amended and Restated Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 6, 2020).

4.1	Description of Securities (incorporated by reference the Description of Common Stock contained in the registration statement on Form S-3ASR filed on December 27, 2022).

10.1	Equity Incentive Plan, amended and restated as of April 15, 2021 (incorporated by reference to Exhibit 99.1 filed with Form S-8 on July 2, 2021).

10.2	Form of Incentive Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.3 filed with Form S-8 registration statement on July 2, 2021).

10.3	Form of Nonstatutory Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.3 filed with Form S-8 registration statement on July 2, 2021).

10.4	Form of Stock Award Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.4 filed with Form S-8 registration statement on July 2, 2021).

10.5	Form of Stock Units Agreement (deferred settlement) for the Equity Incentive Plan (incorporated by reference to Exhibit 99.5 filed with Form S-8 registration statement on July 2, 2021).

10.6	Nonqualified Deferred Compensation Plan, effective as of May 5, 2016 (incorporated by reference to exhibit filed with Form 8-K on May 9, 2016).

10.7	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to exhibit filed with Form 8-K on June 14, 2021).

10.8	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992; refiled herewith).*

10.9	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.10	Second Amendment to Employment Agreement dated November 16, 2015 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-K on March 15, 2016).*

10.11	Employment Agreement dated September 1, 2022 with Mark D. Stolper (incorporated by reference to Exhibit 10.1 filed with the Form 8-K on September 2, 2022).*

10.12	Employment Agreement dated September 1, 2022 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.2 filed with the Form 8-K on September 2, 2022).*

10.13	Employment Agreement dated September 1, 2022 with Norman R. Hames (incorporated by reference to Exhibit 10.3 filed with the Form 8-K on September 2, 2022).*

10.14	Employment Agreement dated September 1, 2022 with Mital Patel (incorporated by reference to Exhibit 10.4 filed with the Form 8-K on September 2, 2022).*

10.15	Employment Agreement dated September 1, 2022 with David J. Katz (filed herewith).*

10.16	Amended and Restated Severance Agreement dated January 26, 2022 with Ruth Wilson.*

10.17	Amended and Restated Severance Agreement dated February 24, 2022 with Christine Gordon.*

10.18
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

10.19
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

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906. **

32.2	CFO Certification pursuant to Section 906. **

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Indicates management contract or compensatory plan.
**    Furnished herewith.

Item 16.  10-K Summary

None
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: March 1, 2023	/s/ HOWARD G. BERGER, M.D .
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Howard G. Berger, M.D. and Mark D. Stolper, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 1, 2023

By	/s/ GREGORY E. SPURLOCK
Gregory E. Spurlock, Director

Date: March 1, 2023

By	/s/ RUTH VILLIGER-WILSON
Ruth Villiger-Wilson, Director

Date: March 1, 2023

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 1, 2023

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 1, 2023

By	/s/ LAURA P. JACOBS
Laura P. Jacobs, Director

Date: March 1, 2023

By	/s/ CHRISTINE GORDON
Christine Gordon, Director

Date: March 1, 2022

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: March 1, 2023