Form 10-Q
period 2023-03-31
RadNet, Inc.
filed 2023-05-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on May 4, 2023 was 58,345,891 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,844	$127,834
Accounts receivable	176,354	166,357
Due from affiliates	20,387	18,971
Prepaid expenses and other current assets	55,100	54,022
Total current assets	342,685	367,184
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	545,492	565,961
Operating lease right-of-use assets	623,309	603,524
Total property, equipment and right-of-use assets	1,168,801	1,169,485
OTHER ASSETS
Goodwill	687,085	677,665
Other intangible assets	103,003	106,228
Deferred financing costs	2,122	2,280
Investment in joint ventures	59,321	57,893
Deposits and other	51,052	53,172
Total assets	$2,414,069	$2,433,907
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$296,727	$369,595
Due to affiliates	31,548	23,100
Deferred revenue	4,343	4,021
Current operating lease liability	58,590	57,607
Current portion of notes payable	15,935	12,400
Total current liabilities	407,143	466,723
LONG-TERM LIABILITIES
Long-term operating lease liability	623,538	604,117
Notes payable, net of current portion	852,354	839,344
Deferred tax liability, net	10,410	9,256
Other non-current liabilities	27,523	23,015
Total liabilities	1,920,968	1,942,455
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 58,270,290 and 57,723,125 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in-capital	448,522	436,288
Accumulated other comprehensive loss	(16,978)	(20,677)
Accumulated deficit	(103,628)	(82,622)
Total RadNet, Inc.'s stockholders' equity	327,922	332,995
Noncontrolling interests	165,179	158,457
Total equity	493,101	491,452
Total liabilities and equity	$2,414,069	$2,433,907

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE
Service fee revenue	$352,420	$303,276
Revenue under capitation arrangements	38,144	38,491
Total service revenue	390,564	341,767
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	351,865	315,039
Depreciation and amortization	31,315	27,118
Loss on sale and disposal of equipment and other	579	1,128
Severance costs	134	201
Total operating expenses	383,893	343,486
INCOME (LOSS) FROM OPERATIONS	6,671	(1,719)

OTHER INCOME AND EXPENSES
Interest expense	15,722	11,593
Equity in earnings of joint ventures	(1,428)	(2,517)
Non-cash change in fair value of interest rate hedge	4,093	(20,819)
Other expenses	1,432	165
Total other expense (income)	19,819	(11,578)
(LOSS) INCOME BEFORE INCOME TAXES	(13,148)	9,859
Provision for income taxes	(1,135)	(1,496)
NET (LOSS) INCOME	(14,283)	8,363
Net income attributable to noncontrolling interests	6,722	5,350
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(21,005)	$3,013

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.36)	$0.05

DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.36)	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	57,701,439	55,303,007
Diluted	57,701,439	56,362,193
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2023	2022
NET (LOSS) INCOME	$(14,283)	$8,363
Foreign currency translation adjustments	2,777	(1,264)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	922	923
COMPREHENSIVE (LOSS) INCOME	(10,584)	8,022
Less comprehensive income attributable to noncontrolling interests	6,722	5,350
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$(17,306)	$2,672
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended March 31, 2023 and March 31, 2022.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - JANUARY 1, 2023	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452
Issuance of common stock upon exercise of options	5,000	—	51	—	—	51	—	51
Issuance of common stock under the equity compensation plan	527,692	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	14,473	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,185	—	—	12,185	—	12,185
Change in cumulative foreign currency translation adjustment	—	—	—	2,777	—	2,777	—	2,777
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	922	—	922	—	922
Other	—	—	(2)	—	(1)	(3)	—	(3)
Net (loss) income	—	—	—	—	(21,005)	(21,005)	6,722	(14,283)
BALANCE-MARCH 31, 2023	58,270,290	$6	$448,522	$(16,978)	$(103,628)	$327,922	$165,179	$493,101

BALANCE - JANUARY 1, 2022	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157
Issuance of common stock under the equity compensation plan	530,188	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	13,119	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,801	—	—	10,801	—	10,801
Issuance of common stock for acquisitions	2,106,292	—	56,470	—	—	56,470	—	56,470
Change in cumulative foreign currency translation adjustment	—	—	—	(1,264)	—	(1,264)	—	(1,264)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	923	—	923	—	923
Other	—	—	—	1	(1)	—	—	—
Net income	—	—	—	—	3,013	3,013	5,350	8,363
BALANCE-MARCH 31, 2022	56,197,826	$5	$409,863	$(20,761)	$(90,260)	$298,847	$122,603	$421,450

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(14,283)	$8,363
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,315	27,118
Amortization of operating lease right-of-use assets	15,699	16,802
Equity in earnings of joint ventures, net of dividends	(1,835)	(2,517)
Amortization of deferred financing costs and loan discount	746	648
Loss on sale and disposal of equipment and other	579	1,128
Amortization of cash flow hedge, net of taxes	922	923
Non-cash change in fair value of interest rate hedge	4,093	(20,819)
Stock-based compensation	12,185	11,102
Change in fair value of contingent consideration	2,335	(501)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(9,997)	(23,904)
Other current assets	(1,691)	(4,065)
Other assets	(2,726)	(1,417)
Deferred taxes	942	1,387
Operating lease liability	(15,080)	(15,859)
Deferred revenue	335	(4,519)
Accounts payable, accrued expenses and other	9,077	7,031
Net cash provided by operating activities	32,616	901
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging centers and other acquisitions	(9,644)	(25,123)
Purchase of property and equipment	(55,915)	(36,558)
Proceeds from sale of equipment	3	117
Net cash used in investing activities	(65,556)	(61,564)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(184)	—
Payments on term loan debt	(3,688)	(3,313)
Proceeds from issuance of common stock upon exercise of options	51	—
Net cash used in financing activities	(3,821)	(3,313)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(229)	83
NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,990)	(63,893)
CASH AND CASH EQUIVALENTS, beginning of period	127,834	134,606
CASH AND CASH EQUIVALENTS, end of period	$90,844	$70,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$21,471	$7,448
Cash paid during the period for income taxes	$40	$34
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $40.8 million and $42.2 million during the three months ended March 31, 2023 and 2022, respectively, which were not paid for as of March 31, 2023 and 2022, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On February 1, 2023, we issued a promissory note in the amount of $19.8 million to acquire radiology equipment previously leased under operating leases.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At March 31, 2023, we operated directly or indirectly through joint ventures with hospitals, 363 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting.

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

The Group on a combined basis recognized $48.8 million and $45.7 million of revenue, net of management services fees to RadNet, for the three months ended March 31, 2023 and 2022, respectively and $48.8 million and $45.7 million of operating expenses for the three months ended March 31, 2023 and 2022, respectively. RadNet recognized $207.4 million and $191.0 million of total billed net service fee revenue for the three months ended March 31, 2023, and 2022, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, we have included approximately $103.1 million and $100.4 million, respectively, of accounts receivable and approximately $18.8 million and $16.9 million of accounts payable and accrued liabilities related to the Group, respectively.

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

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender, LLC is dependent on RadNet to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. We have continued to finance ScriptSender during it's development phase and our maximum exposure to loss is $3.1 million, which represents our receivable balance from the entity. Maximum exposure to loss is the loss that we would absorb in the event that all of the assets of ScriptSender are deemed worthless. We paid operating expenses for the venture of $0.5 million and $0.4 million for the three months ended March 31, 2023, and March 31, 2022, respectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2023 and 2022 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2022.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
During the period covered in this report, there have been no material changes to the significant accounting policies we use and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2022. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2022.
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
Our total service revenues during the three months ended March 31, 2023 and 2022 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2023	2022
Commercial insurance	$217,209	$188,465
Medicare	86,624	70,999
Medicaid	10,153	9,087
Workers' compensation/personal injury	12,675	12,449
Other patient revenue	9,745	7,123
Management fee revenue	4,248	5,508
Teleradiology and Software revenue	4,333	3,399
Other	5,300	5,647
Revenue under capitation arrangements	38,144	38,491
Imaging Center Segment Revenue	388,431	341,168
AI Segment Revenue	2,133	599
Total service revenue	$390,564	$341,767

GOVERNMENT ASSISTANCE: COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020. As part of the CARES act, we received $39.6 million total of accelerated Medicare payments which were recorded to deferred revenue in our consolidated balance sheet and are being applied to revenue as services are performed. Through the three months ended March 31, 2023, $38.6 million of the accelerated Medicare payments have been applied to revenue.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $15.4 million and $15.4 million at March 31, 2023 and December 31, 2022, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $2.1 million and $2.3 million, as of March 31, 2023 and December 31, 2022, respectively. See Note 6, Credit Facilities and Notes Payable for more information.

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
GOODWILL - Goodwill at March 31, 2023 totaled $687.1 million. Goodwill is recorded as a result of business combinations. When we determine the carrying value of reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2022, noting no impairment. Activity in goodwill for the three months ended March 31, 2023 is provided below (in thousands):

	Imaging Center	Artificial Intelligence	Total
Balance as of December 31, 2022	606,483	$71,182	$677,665
Goodwill from acquisitions	6,174	—	6,174
Valuation adjustment	1,603	—	1,603
Currency translation	576	1,067	1,643
Balance as of March 31, 2023	$614,836	$72,249	$687,085

INTANGIBLE ASSETS - The components of intangible assets, both finite and indefinite, along with annual amortization expense that will be recorded over the next five years at March 31, 2023 and December 31, 2022 are as follows (in thousands):

As of March 31, 2023:

	2023*	2024	2025	2026	2027	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$1,717	$2,287	$2,287	$2,287	$2,287	$8,959	$19,824	8.7
Covenant not to compete and other contracts	1,013	941	692	406	122	41	3,215	3.7
Customer Relationships	924	1,219	1,088	966	767	10,984	15,948	18.1
Patent and Trademarks	280	313	313	313	313	399	1,931	6.3
Developed Technology & Software	5,810	6,657	6,657	6,617	6,083	5,392	37,216	6.5
Trade Names amortized	208	77	77	77	77	89	605	4.6
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	17,164	17,164	—
Total Annual Amortization	$9,952	$11,494	$11,114	$10,666	$9,649	$50,128	$103,003
*Excluding the three months ended March 31, 2023

As of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$8,958	$20,393	8.9
Covenant not to compete and other contracts	1,319	891	642	356	72	40	3,320	3.1
Customer Relationships	1,244	1,244	1,112	991	816	12,396	17,803	18.6
Patent and Trademarks	298	298	298	298	298	322	1,812	6.4
Developed Technology & Software	6,297	6,297	6,297	6,257	5,722	7,196	38,066	6.7
Trade Names amortized	305	77	77	77	77	89	702	4.5
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	17,032	17,032	—
Total Annual Amortization	$11,750	$11,094	$10,713	$10,266	$9,272	$53,133	$106,228

Total intangible asset amortization expense was $3.0 million and $2.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.

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
We recorded a provision to income taxes of $1.1 million, or an effective tax rate of (8.6)%, for the three months ended March 31, 2023 and $1.5 million, or an effective tax rate of 15.2% for the three months ended March 31, 2022. The income tax rates for the three months ended March 31, 2023 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes (iii) effects of foreign income taxes; and (iv) excess tax benefits attributable to share-based compensation. We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of March 31, 2023. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.

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
COMPREHENSIVE (LOSS) INCOME - Accounting guidance establishes rules for reporting and displaying other comprehensive (loss) income and its components. Our foreign currency translation adjustments, changes in the fair value of cash flow hedges, and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in other comprehensive (loss) income. The components of other comprehensive (loss) income for the twelve month periods ended March 31, 2023 and March 31, 2022 are included in the consolidated statements of comprehensive (loss) income.
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
DERIVATIVE INSTRUMENTS - In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 Swaps will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They will mature in October 2023 for the smaller notional and October 2025 for the larger notional. Under these arrangements, we arranged the 2019 Swaps with locked in 1 month LIBOR rates at 1.96% for the $100,000,000 notional and at 2.05% for the $400,000,000 notional. As of the effective date, we are liable for premium payments if interest rates decline below arranged rates, but will receive interest payments if rates are above the arranged rates.
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of comprehensive gain or loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400,000,000 notional interest rate swap contract locked in at 2.05% due October 2025 and our $100,000,000 notional interest rate swap contract locked in at 1.96% do not match the cash flows for our First Lien Term Loans and so we have determined that they are not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400,000,000 notional and after July 1, 2020 for the $100,000,000 notional are being recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount will be amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million through October 2025.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2023
Account	December 31, 2022 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	March 31, 2023 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(15,201)	$—	$922	$(14,279)	Equity

For the three months ended March 31, 2022
Account	December 31, 2021 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	March 31, 2022 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(18,887)	$—	$924	$(17,963)	Equity

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2023
Ineffective interest rate swap	Amount of loss recognized in income on derivative (current period ineffective portion)	Location of loss recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$(4,093)	Other income (expense)	$(922)	Interest Expense

For the three months ended March 31, 2022
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$20,819	Other income (expense)	$(923)	Interest Expense

See Fair Value Measurements section below for the fair value of the 2019 Swaps at March 31, 2023.
CONTINGENT CONSIDERATION -
Aidence Holding B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening. As part of the purchase agreement, we will pay up to $10.0 million consideration upon the completion of two identified milestones in RadNet common shares or cash at our election. This contingency had a value of approximately $7.3 million on March 31, 2023. The amount is reviewed quarterly and adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval, which has been currently determined by management to be 80% for milestone one and 70% for milestone two. In addition, there is a remaining general holdback of $4.0 million to be issued in shares of our common stock subject to adjustment for any indemnification claims.
Quantib B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening. As part of the purchase agreement, we will issue 18 months after acquisition, 113,303 shares of our common stock with an initial fair value at the date of close of $3.0 million subject to adjustment for any indemnification claims and will be adjusted to fair value in subsequent periods. This contingency had a value of approximately $2.8 million as of March 31, 2023. In addition, there is a general holdback of $1.6 million to be issued in cash subject to adjustment for any indemnification claims.
Montclair
On October 1, 2022, we completed our acquisition of Montclair Radiological Associates. As part of the purchase agreement, we recorded $1.2 million in contingent consideration to be determined by obtaining specific EBITDA targets within a defined time frame.
Heart and Lung Imaging Limited
On November 1, 2022, we completed our acquisition of 75% of the equity interests of Heart and Lung Imaging Limited. The purchase included $10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims, which will be adjusted to fair value in subsequent periods. The milestone contingency had a value of approximately $13.1 million as of March 31, 2023. The contingent consideration is determined by the achievement of a specific number of physician reads.
A tabular rollforward of contingent consideration is as follows (amounts in thousands):

For the three months ended March 31, 2023
Entity	Account	January 1, 2023 Balance	Issuance of contingent consideration	Change in valuation of Contingent Consideration	Currency Translation	March 31, 2023 Balance
Aidence	Other Long Term Liabilities	$11,158	$—	$158	$—	$11,316
Quantib	Accrued Expenses & Other Long Term Liabilities	$3,709	$—	$702	$—	$4,411
Montclair	Accrued Expenses	$1,200	$—	$—	$—	$1,200
Heart and Lung Limited	Accrued Expenses & Other Long Term Liabilities	$11,656	$—	$1,124	$350	$13,130

See Fair Value Measurements section below for the fair value of contingent consideration at March 31, 2023.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$19,209	$—	$19,209

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$23,302	$—	$23,302
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
Contingent Consideration:
The table below summarizes the estimated fair values of contingencies and holdback relating to our Aidence Holding B.V. and Quantib B.V. acquisitions on January 20, 2022, the Montclair Radiological Associates acquisition on October 1, 2022 and the Heart and Lung Imaging Limited acquisition on November 1, 2022 that are subject to fair value measurements and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
Aidence Holding B.V. milestone consideration	$—	$—	$11,316	$11,316
Quantib B.V. holdback of 113,303 shares of RadNet common stock	$—	$—	$4,411	$4,411
Montclair Radiological Associates	$—	$—	$1,200	$1,200
Heart and Lung Imaging Limited	$—	$—	$13,130	$13,130

The estimated fair value of these liabilities was determined using Level 3 inputs. For Aidence Holding B.V., the milestone contingent liability was adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval. For the Quantib B.V holdback shares, the fair value was determined by calculating the value of estimated shares issuable as of the reporting date (which was $25.03) at March 31, 2023, the time period related to the contractual settlement term, and the probability of issuing the shares. For Montclair Radiological Associates the contingent consideration is determined by obtaining specific EBITDA targets within a defined time frame. For Heart Lung Imaging Limited the contingent consideration is determined by the achievement of a specific number of physician reads. As significant inputs for the contingent consideration of Aidence B.V., Quantib B.V., Montclair Radiological Associates and Heart Lung Imaging Limited are not observable and cannot be corroborated by observable market data they are classified as Level 3.
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and Truist Term Loan	$—	$856,876	$—	$856,876	$860,438

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and Truist Term Loan	$—	$843,594	$—	$843,594	$864,125

At March 31, 2023 and at December 31, 2022 our Barclays revolving credit facility had no balance outstanding. Our Truist revolving credit facility relating to our consolidated subsidiary The New Jersey Imaging Network ("NJIN"), had no principal amount outstanding at March 31, 2023 and at December 31, 2022.
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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net income attributable to RadNet, Inc.'s common stockholders	$(21,005)	$3,013

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	57,701,439	55,303,007
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$(0.36)	$0.05

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	57,701,439	55,303,007
Add nonvested restricted stock subject only to service vesting	—	197,911
Add additional shares issuable upon exercise of stock options and contingently issuable shares	—	861,275
Weighted average number of common shares used in calculating diluted net income per share	57,701,439	56,362,193
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$(0.36)	$0.05

Fair value change for contingently issuable shares excluded from the computation of diluted per share amounts as its effect would be antidilutive	$769	$—
Stock options and non vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Nonvested restricted stock subject to service vesting	594,758	—
Shares issuable upon the exercise of stock options	750,075	46,912
Contingently issuable shares	273,111	—
For the three months ended March 31, 2023 we excluded all outstanding options, restricted stock awards and other requisite shares in the calculation of diluted earnings per share because their effect would be antidilutive.

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of March 31, 2023, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of March 31, 2023.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to an additional 80,000 preferred shares on October 11, 2019.No observable price changes or impairment in our investment was identified as of March 31, 2023.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of March 31, 2023.
INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2023.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2023 (in thousands):

Balance as of December 31, 2022	$57,893
Equity in earnings in these joint ventures	1,428
Balance as of March 31, 2023	$59,321
We charged management service fees from the centers underlying these joint ventures of approximately $4.2 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively.
The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2023 and December 31, 2022 and income statement data for the three months ended March 31, 2023 and 2022 (in thousands):

Balance Sheet Data:	March 31, 2023	December 31, 2022
Current assets	$49,091	$39,304
Noncurrent assets	142,144	134,694
Current liabilities	(32,995)	(29,588)
Noncurrent liabilities	(48,872)	(37,952)
Total net assets	$109,368	$106,458

Book value of RadNet joint venture interests	$50,754	$49,564
Cost in excess of book value of acquired joint venture interests and other	8,567	8,329
Total value of RadNet joint venture interests	$59,321	$57,893

Income statement data for the three months ended March 31,	2023	2022
Net revenue	$42,086	$34,411
Net income	$2,909	$5,035

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS

Recently Issued Accounting Pronouncements

We monitor new accounting pronouncements issued by the FASB and do not believe any accounting pronouncements issued through the date of this report will have a material impact on our financial statements.

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment

During the first quarter of 2023, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California and New York markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
C.C.D.G.L.R. & S Services Inc.	1/1/2023	3,500	435	1,689	3,015	50	—	(1,689)
Southern California Diagnostic Imaging, Inc.	1/1/2023	$1,815	466	1,184	1,272	50	27	(1,184)
Inglewood Imaging Center, LLC	2/1/2023	2,600	877	1,188	1,658	50	15	(1,188)
Ramapo Radiology Associates, P.C.	2/1/2023	$2,000	1,663	3,775	229	100	8	(3,775)
Total		9,915	3,441	7,836	6,174	250	50	(7,836)

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

The table below presents segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
Imaging Centers	$388,431	$341,168
AI	2,133	599
Total revenue	$390,564	$341,767

Cost of Operations
Imaging Centers	$344,580	$310,110
AI	7,285	4,929
Total cost of operations	$351,865	$315,039

Depreciation and Amortization:
Imaging Centers	$29,591	$25,805
AI	1,724	1,313
Total depreciation and amortization	$31,315	$27,118

Loss on Disposal of Equipment:
Imaging Centers	$577	$1,154
AI	2	(26)
Total loss on disposal of equipment	$579	$1,128

Severance
Imaging Centers	$122	$201
AI	12	—
Total severance	$134	$201

Income (Loss) from Operations
Imaging Centers	$13,561	$3,898
AI	(6,890)	(5,617)
Total income (loss) from operations	$6,671	$(1,719)

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE
As of March 31, 2023 and December 31, 2022 our term loan debt and other obligations are as follows (in thousands):

	March 31, 2023	December 31, 2022
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$712,313	$714,125
Discount on First Lien Term Loans	(10,606)	(11,127)
Term Loan Agreement collateralized by NJIN's tangible and intangible assets	148,125	150,000
Discount on NJIN Term Loan Agreement	(1,188)	(1,254)
Equipment notes payable at 6.0%, due 2028, collateralized by medical equipment	19,645	—
Total debt obligations	868,289	851,744
Less: current portion	(15,935)	(12,400)
Long term portion debt obligations	$852,354	$839,344

We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at March 31, 2023 and have reserved $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays Revolving Credit Facility was available to draw upon as of March 31, 2023. We also had no balance under our $50.0 million Truist Revolving Credit Facility related to our consolidated subsidiary NJIN at March 31, 2023, and with no letters of credit reserved against the facility, the full amount was available to draw upon. At March 31, 2023, we were in compliance with all covenants under our credit facilities. On February 1, 2023, we issued a promissory note in the amount of $19.8 million to acquire radiology equipment previously leased under operating leases.
Amendments to Credit Facilities
Barclays: First Amendment to Second Amended and Restated First Lien Credit and Guaranty Agreement
On March 27, 2023, we entered into the First Amendment to Second Amended and Restated First Lien Credit and Guaranty Agreement (the “Amendment”). The Amendment replaces the interest rate benchmark, from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and includes applicable credit spread adjustments of 0.11448%, 0.26161%, and 0.42826% for interest periods of one month, three months, and six months, respectively. The replacement of LIBOR with SOFR and the credit spread adjustments shall be effective as of March 31, 2023, which is the last day of the last-ending existing interest period of currently outstanding loans bearing interest at LIBOR. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
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
Senior Secured Credit Facilities
First Lien Term Loans:

Through March 31, 2023, the First Lien Term Loans under the Restated Credit Agreement bore interest at either a Eurodollar Rate or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement), plus an applicable margin. The applicable margin for Eurodollar Rate and Alternate Base Rate First Lien Term Loans under the Restated Credit Agreement was 3.00% and 2.00%, respectively, with an effective Eurodollar Rate and the Alternate Base Rate of 4.63% and 8.00%, respectively.

Under the Amendment, effective March 31, 2023, the First Lien Term Loans under the Restated Credit Agreement will bear interest either at a SOFR or an Alternate Base Rate (in each case, as defined in the Amendment) plus an applicable margin. The applicable margin for the SOFR and Alternate Base Rate First Lien Term Loans under the Amendment is 3.00% and 2.00%, respectively. At March 31, 2023, we have an effective SOFR of 7.81% ,with an applicable credit spread adjustment of 0.11448%, and an Alternate Base Rate of 10%, respectively.

The Restated Credit Agreement provides for quarterly payments of principal for the First Lien Term Loan in the amount of approximately $1.8 million. The First Lien Term Loan will mature on April 23, 2028 unless otherwise accelerated under the terms of the Restated Credit Agreement.
Truist Term Loan:

The Truist Term Loan currently bears interest at a three month SOFR election of 4.69% plus an applicable margin and fees based on Pricing Level III described above.

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

Revolving Credit Facilities

Associated with both the Barclays and Truist Revolving Credit Facilities are deferred financing costs, net of accumulated amortization, of $2.1 million at March 31, 2023.
Barclays Revolving Credit Facility

The Barclays Revolving Credit Facility under the Restated Credit Agreement is a $195.0 million senior secured revolving credit facility.
Revolving loans borrowed under the Barclays Revolving Credit Facility bear interest at either a SOFR or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement) plus an applicable margin which adjusts depending on our first lien net leverage ratio, according to the following schedule:

First Lien Net Leverage Ratio	Term SOFR Loans	Alternate Base Rate Spread
> 3.50x	3.25%	2.25%
> 3.00x but ≤ 3.50x	3.00%	2.00%
≤ 3.00x	2.75%	1.75%

As of March 31, 2023, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 5.25%.

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

Truist Revolving Credit Facility:

Associated with the Truist Revolving Credit Facility of $50.0 million are deferred financing costs, net of accumulated amortization, of $0.6 million at March 31, 2023. As of March 31, 2023, NJIN had no borrowings under the Truist Revolving Credit Facility.

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

Recent prior amendments to prior credit facilities:

Truist Credit Facilities:

On August 31, 2018, under the Amended and Restated Revolving Credit and Term Loan Agreement, NJIN secured a term loan commitment of $60.0 million and established revolving credit facility of $30.0 million. The agreement had a maturity date of August 31, 2023 and was refinanced on October 10, 2022 by the Second Amended and Restated Revolving Credit and Term Loan Agreement.

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
The following summarizes all of our option transactions for the three months ended March 31, 2023:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2022	678,914	$15.72
Granted	261,220	18.64
Exercised	(5,000)	10.10
Balance, March 31, 2023	935,134	16.57	6.96	$8,840,425
Exercisable at March 31, 2023	672,538	14.70	5.98	7,568,342
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2023 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2023. As of March 31, 2023, total unrecognized stock-based compensation expense related to non-vested employee awards was $2.5 million, which is expected to be recognized over a weighted average period of approximately 2.11 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of March 31, 2023, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $0.3 million, which is expected to be recognized over a weighted average period of approximately 0.60 years

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance December 31, 2022	116,982	$—
Exercised	(14,473)	—
Balance, March 31, 2023	102,509	—	6.55	$2,565,800
Exercisable at March 31, 2023	77,537	—	6.55	1,940,758
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards ("RSAs")
The Restated Plan permits the award of RSAs and the following summarizes all unvested RSA’s activities during the three months ended March 31, 2023:

	RSAs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSAs unvested at December 31, 2022	536,767		$23.84
Changes during the period
Granted	694,324		$19.77
Vested	(704,019)		$21.18
Forfeited or Canceled	(667)		$22.80
RSAs unvested at March 31, 2023	526,405	1.51	$20.77
We determine the fair value of all RSAs based on the closing price of our common stock on the award date.
Other stock bonus awards
The Restated Plan also permits share awards not subject to any future service period. These are valued and expensed based on the closing price of our common stock on the date of award. During the three months ended March 31, 2023, 10,765 shares were issued with a value of $0.2 million.
Performance based stock units ("PSUs")
In January 2022, we granted certain employees PSUs with a target award of 25,683 shares of our common stock. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2022 through December 31, 2022. In January of 2023, based on the performance condition achieved, the board of directors issued 12,843 units with a fair value of $29.44 per unit.
In January 2023, the we granted certain employees PSUs with a target award of 60,685 shares of our common stock. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (—% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2023 through December 31, 2023.
Performance based stock options ("PSOs")
In January 2022, we granted certain employees PSOs with a potential to option a maximum of 111,925 shares of our common stock. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 111,925 shares) depending upon the extent to which we achieve a performance condition as determined the board of directors over the period from January 1, 2022 through December 31, 2022. In January of 2023, based on the performance condition achieved, the board of directors issued 27,981 options with a strike price of $29.44 per share.
In January 2023, we granted certain employees PSOs with a potential to option a maximum of 235,227 shares of our common stock. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 235,227 shares) depending upon the extent to which we achieve a performance condition as determined the board of directors over the period from January 1, 2023 through December 31, 2023.
Long Term Incentive Plan shares ("LTIPs")
In addition, we issue stock-based compensation to certain employees in our AI segment in the form of Stock Units and Restricted Stock Awards, subject to certain restrictions. The awards represent a form of long term incentive and are reflective of a general practice within the software industry. The units and shares vest ratably over a two to four year period, conditioned on continued employment through the vesting periods. We determine the fair value of all LTIPs based on the closing price of our common stock on the award date. The following summarizes all unvested LTIPs activities during the three months ended March 31, 2023:

	LTIPs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
LTIPs unvested at December 31, 2022	169,471		$19.56
Changes during the period
Granted	209,643		$20.03
Vested	(48,395)		$19.55
Forfeited or Canceled	(13,476)		$19.72
LTIPs unvested at March 31, 2023	317,243	3.43	$19.87
Restated Plan summary
In summary, of the 16,500,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2023, there remain approximately 740,000 shares available under the Restated Plan for future issuance.
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2023.
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
Forward-looking statements are neither historical facts nor assurances of future performance. Because forward-looking statements relate to the future, they are inherently subject to known and unknown risks, uncertainties and other factors that are difficult to predict and out of our control. Our actual results, level of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied in our forward-looking statements include the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2022 or supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
Any forward-looking statement in this quarterly report is based on information currently available to us and speaks only as of the date of this report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report or any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report, except as required by law.

Overview

We are a national provider of diagnostic imaging services in the United States. At March 31, 2023, we operated directly or indirectly through joint ventures with hospitals, 363 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our consolidated financial statements included in this report.

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

We have also established an Artificial Intelligence ("AI") division, that develops and deploys AI suites to enhance radiologist interpretations of breast, lung and prostate images. The division is led by DeepHealth, and includes our acquisitions of Aidence Holding B.V. and Quantib B.V., both based in The Netherlands.

The following table shows our centers in operation and revenues for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Centers in operation	363	346
Net revenues (millions)	$391	$342
Our revenue is derived from a diverse mix of payors, including private, managed care capitated and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three months ended March 31, 2023 and 2022 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2023	2022
Commercial insurance	$217,209	$188,465
Medicare	86,624	70,999
Medicaid	10,153	9,087
Workers' compensation/personal injury	12,675	12,449
Other patient revenue	9,745	7,123
Management fee revenue	4,248	5,508
Teleradiology and Software revenue	4,333	3,399
Other	5,300	5,647
Revenue under capitation arrangements	38,144	38,491
Imaging Center Segment Revenue	388,431	341,168
AI Segment Revenue	2,133	599
Total service revenue	$390,564	$341,767
Recent Developments

As 2023 begins, we continue to have strong growth in our procedure volumes, which have increased 14% in the same period over the prior year on an overall basis, and we have opened 10 new advanced imaging centers. In December of 2022, our subsidiary DeepHealth, Inc, received FDA clearance of its mammography density assessment software that assists radiologists in interpreting visual images. In February of 2023, we launched our Enhanced Breast Cancer Detection service, powered by DeepHealth AI, which provides patients an advanced screening mammography service along with a life time risk assessment for breast cancer and post mammography support. Initial locations for this service are in Florida, New Jersey and New York.

Acquisitions, Equity Investments and Joint Venture Activity
The following discussion summarizes certain details concerning our acquisition or disposition of centers, our equity investment and our joint venture transaction. See Note 4, Business Combinations and Related Activity and Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this quarterly report on Form 10-Q for further information. The information below updates our activity of such matters contained in our annual report on Form 10-K for the year ended December 31, 2022.
Acquisitions
Imaging Center

During the first quarter of 2023, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California and New York markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
C.C.D.G.L.R. & S Services Inc.	1/1/2023	3,500	435	1,689	3,015	50	—	(1,689)
Southern California Diagnostic Imaging, Inc.	1/1/2023	1,815	466	1,184	1,272	50	27	(1,184)
Inglewood Imaging Center, LLC	2/1/2023	2,600	877	1,188	1,658	50	15	(1,188)
Ramapo Radiology Associates, P.C.	2/1/2023	2,000	1,663	3,775	229	100	8	(3,775)
Total		9,915	3,441	7,836	6,174	250	50	(7,836)

Equity Investments
As of March 31, 2023, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of March 31, 2023.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted into an additional 80,000 shares effective December 21, 2019. No observable price changes or impairment in our investment was identified as of March 31, 2023.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of it operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of March 31, 2023.

Joint Venture Activity
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2023 (in thousands):

Balance as of December 31, 2022	$57,893
Equity in earnings in these joint ventures	1,428
Balance as of March 31, 2023	$59,321
We charged management service fees from the centers underlying these joint ventures of approximately $4.2 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively.

The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2023 and December 31, 2022 and income statement data for the three months ended March 31, 2023 and 2022 (in thousands):

Balance Sheet Data:	March 31, 2023	December 31, 2022
Current assets	$49,091	$39,304
Noncurrent assets	142,144	134,694
Current liabilities	(32,995)	(29,588)
Noncurrent liabilities	(48,872)	(37,952)
Total net assets	$109,368	$106,458

Book value of RadNet joint venture interests	$50,754	$49,564
Cost in excess of book value of acquired joint venture interests	8,567	8,329
Total value of RadNet joint venture interests	$59,321	$57,893

Income statement data for the three months ended March 31,	2023	2022
Net revenue	$42,086	$34,411
Net income	$2,909	$5,035
Critical Accounting Policies
The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2022, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.
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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended March 31, 2023.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended March 31, 2023.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at March 31, 2023 totaled $687.1 million. Indefinite Lived Intangible Assets at March 31, 2023 were $24.3 million and are associated with the value of certain trade name intangibles and in process research and development (IPR&D). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.
Our annual test of goodwill, trade name and IPR&D noted no impairment as of October 1, 2022, and we have not identified any indicators of impairment through March 31, 2023.
Recent Accounting Standards

See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.
Results of Operations
The following table sets forth, for the three months ended March 31, 2023 and 2022, the percentage that certain items in the statements of operations bears to total service revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE
Service fee revenue	90.2%	88.7%
Revenue under capitation arrangements	9.8%	11.3%
Total service revenue	100.0%	100.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	90.1%	92.2%
Depreciation and amortization	8.0%	7.9%
Loss on sale and disposal of equipment and other	0.1%	0.3%
Severance costs	—%	0.1%
Total operating expenses	98.3%	100.5%
INCOME (LOSS) FROM OPERATIONS	1.7%	(0.5)%

OTHER INCOME AND EXPENSES
Interest expense	4.0%	3.4%
Equity in earnings of joint ventures	(0.4)%	(0.7)%
Non-cash change in fair value of interest rate hedge	1.0%	(6.1)%
Other expenses	0.4%	—%
Total other expense (income)	5.1%	(3.4)%
(LOSS) INCOME BEFORE INCOME TAXES	(3.4)%	2.9%
Provision for income taxes	(0.3)%	(0.4)%
NET (LOSS) INCOME	(3.7)%	2.4%
Net income attributable to noncontrolling interests	1.7%	1.6%
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	(5.4)%	0.9%
Results of Operations
Imaging Center Segment

We have developed our medical imaging centers segment through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three months ended March 31, 2023 and 2022.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

In Thousands	Three Months Ended March 31,
Revenue	2023	2022	$ Increase/(Decrease)	% Change
Total Revenue	$388,431	$341,168	$47,263	13.9%
Same Center Revenue	$361,273	$337,157	$24,116	7.2%
Excluded	$27,158	$4,011	—	—
We experienced an overall same center total procedure volume growth of 8.4% over the same period in the prior year, which resulted in an upswing in revenue through a combination of increased capitation contract rates, a 7.9% rise in same center routine imaging procedures and same center advanced radiology procedures of CT, MRI, PET and Nuclear Medicine expanding by 10.3%. Excluded amounts refer to revenue contributions for the three month periods ending March 31, 2023 and March 31, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through March 31, 2023.

Operating Expenses

Total operating expenses for the three months ended March 31, 2023 increased approximately $37.6 million, or 11.1%, from $337.3 million for the three months ended March 31, 2022 to $374.9 million for the three months ended March 31, 2023. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Salaries and professional reading fees, excluding stock-based compensation	$216,512	$196,962
Stock-based compensation	11,529	10,357
Building and equipment rental	28,951	29,623
Medical supplies	20,134	15,557
Other operating expenses *	67,454	57,611
Cost of operations	344,580	310,110

Depreciation and amortization	29,591	25,806
Loss on sale and disposal of equipment	577	1,154
Severance costs	122	201
Total operating expenses	$374,870	$337,271
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended March 31, 2023 and 2022 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended March 31,
Salaries and Professional Fees	2023	2022	$ Increase/(Decrease)	% Change
Total Salaries	$216,512	$196,962	$19,550	9.9%
Same Center Salaries	$203,294	$193,194	$10,100	5.2%
Excluded	$13,218	$3,768	—	—

Stemming from the higher procedure volumes noted above, our staffing levels were adjusted to support the influx of patients seeking radiology procedures. Similar to other businesses, we still face inflation in employee cost as we compete for talent in the marketplace. Excluded amounts refer to salaries and professional reading fees for the three month periods ending March 31, 2023 and March 31, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through March 31, 2023.

Stock-based compensation

Stock-based compensation rose $1.2 million, or 11.3% to approximately $11.5 million for the three months ended March 31, 2023 compared to $10.4 million for three months ended March 31, 2022. Although the fair value of stock awarded and vested in the first quarter of 2023 was lower as compared to stock awarded and vested in the prior year, the higher amount of shares granted over the same period in the prior year spurred the increase.
Building and equipment rental

In Thousands	Three Months Ended March 31,
Building & Equipment Rental	2023	2022	$ Increase/(Decrease)	% Change
Total	$28,951	$29,623	$(672)	(2.3)%
Same Center	$25,793	$28,263	$(2,470)	(8.7)%
Excluded Sites	$3,158	$1,360	—	—

The decrease in building and equipment rental expense relates to reduced equipment rental relating to operating lease contracts which ended or were bought out during 2022. Excluded amounts refer to building and equipment rental for the three month periods ending March 31, 2023 and March 31, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through March 31, 2023.
Medical supplies

In Thousands	Three Months Ended March 31,
Medical Supplies Expense	2023	2022	$ Increase/(Decrease)	% Change
Total	$20,134	$15,557	$4,577	29.4%
Same Center	$18,814	$15,158	$3,656	24.1%
Excluded Sites	$1,320	$399	—	—

The increase in medical supplies expense was driven by higher patient volume combined with price increases for contrasting agents used in advanced radiology procedures. In addition, we had a high utilization rate of a specialty isotope PYLARIFY which is used in our PSMA study of prostate cancer, for which we are ultimately reimbursed on a cost plus margin basis that exceeds our initial expense outlay. Excluded amounts refer to medical supplies expense for the three month periods ending March 31, 2023 and March 31, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through March 31, 2023.
Other operating expenses

In Thousands	Three Months Ended March 31,
Other Operating Expenses	2023	2022	$ Increase/(Decrease)	% Change
Total	$67,454	$57,611	$9,843	17.1%
Same Center	$62,611	$55,850	$6,761	12.1%
Excluded Sites	$4,843	$1,761	—	—

The rise in other operating expenses was experienced across all of our major categories to support the increase in volumes at inflated prices compared to the same period in the prior year. Excluded amounts refer to other operating expenses for the three month periods ending March 31, 2023 and March 31, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through March 31, 2023.

Additional segment operating and non operating expenses:

In Thousands	Three Months Ended March 31,
	2023	2022	$ Increase/(Decrease)	% Change
Depreciation and amortization	$29,591	$25,806	$3,785	14.7%
Loss on disposal of equipment and other	$577	$1,154	$(577)	nm
Non-cash change in fair value of interest rate hedge	$4,093	($20,819)	24,912	nm
Other expenses	$730	$661	$69	nm
Severance	$122	$201	$(79)	39.3%
nm= not meaningful
Interest expense

In Thousands	Three Months Ended March 31,
Interest Expense	2023	2022	$ Increase/(Decrease)	% Change
Total Interest Expense	$15,722	$11,601	$4,121	35.5%
Cash Paid for Interest	$21,471	$7,448	$14,023	188.3%

The rise in total interest expense is attributable to a higher overall loan balances in combination with increased variable interest rates paid on those balances compared to the same period in the prior year. The change in cash paid for interest relates to timing of interest rate elections, as our interest payment in the first quarter included interest charged to our term loan balances in 2022.

During 2022 we refinanced our Truist term loan which added an additional $108.0 million in obligations to our balance sheet in the fourth quarter. Based on recent increases in global interests rates, we expect the effective interest rates on our senior credit facilities, and our related interest expense, to continue to rise in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future interest expense exposure we have entered into certain interest rate swap agreements. During the three months ended March 31, 2023, we received cash payments from our swap agreements of approximately $3.0 million, which served to reduce our overall interest expense. See the Derivative Instruments section of Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in this report for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures
For the three months ended March 31, 2023 we recognized equity in earnings from unconsolidated joint ventures in the amount of $1.4 million and for three months ended March 31, 2022 we recognized equity in earnings from unconsolidated joint ventures of $2.5 million, an decrease of $1.1 million or 43.3%. The decrease was mainly related to the equity in earnings received from our venture operations in Arizona.

AI Segment
Our AI segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with an emphasis on brain, breast, prostate, and pulmonary diagnostics. We are developing our AI segment initially through acquisition activity. The breakdown of revenue and expenses of the segment for the three months ended March 31, 2023 and 2022 are as follows:

In Thousands	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Statement of Operations
Revenue	$2,133	$599	$1,534	256.1%
Salaries and Wages	$5,131	$3,284	$1,847	56.2%
Stock Compensation	657	745	(88)	(11.8)%
Other operating	1,497	900	597	66.3%
Depreciation & Amort.	1,724	1,313	411	31.3%
Other operating loss (gain)	2	(26)	28	(107.7)%
Severance	12	—	12	—%
Total operating expenses	9,023	6,216	2,807	45.2%
Loss from Operations	(6,890)	(5,617)	(1,273)	22.7%
Other expense (income)	703	(504)	1,207	239.5%
Income before taxes	(7,593)	(5,113)	(2,480)	48.5%
Income taxes	—	(667)	667	(100.0)%
Segment net loss	(7,593)	($4,446)	($3,147)	70.8%
Revenues for AI segment increased over the prior year as our Enhance Brest Caner Detection program powered by DeepHealth AI has been introduced in the Florida, New Jersey and New York markets. As we ramp up this program and develop additional products for other types of cancers, our expenses have also risen accordingly. Segment growth will seen long term through the commercialization of our AI products and expansion of our various cancer detection programs.
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

The following is a reconciliation of GAAP net income attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Net (loss) income income attributable to RadNet, Inc. common stockholders	$(21,005)	$3,013
Provision for income taxes	1,135	1,496
Interest expense	15,722	11,593
Severance costs	134	201
Depreciation and amortization	31,315	27,118
Non-cash employee stock-based compensation	12,185	11,102
Loss on sale and disposal of equipment and other	579	1,128
Non-cash change in fair value of interest rate hedge	4,093	(20,819)
Other adjustment to joint venture investment	—	—
Other expenses	1,432	165
Legal settlements	—	2,197
Contingent Consideration	1,616	—
Non operational rent expenses	959	938
Adjusted EBITDA including losses from AI Segment & Provider Relief Funding	$48,165	$38,132

Adjusted EBITDA including losses from AI Segment and excluding benefit from Provider Relief Funding	$48,165	$38,132
EBITDA Losses from AI Segment	4,496	3,585
Adjusted EBITDA excluding losses from AI Segment & Provider Relief Funding	$52,661	$41,717

The following table is a reconciliation of GAAP net income for our AI Segment to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Segment net loss	$(7,593)	$(4,446)
Stock Compensation	657	745
Depreciation & Amortization	1,724	1,313
Other operating loss	2	(26)
Other expense (income)	703	(496)
Severance	12	—
Interest	—	(7)
Income taxes	—	(667)
Adjusted EBITDA including losses from AI Segment & Provider Relief Funding	$(4,496)	$(3,585)

Liquidity and Capital Resources
The following table summarizes key balance sheet data related to our liquidity as of March 31, 2023 and December 31, 2022 and income statement data for the three months ended March 31, 2023 and 2022 (in thousands):

Balance Sheet Data:	March 31, 2023	December 31, 2022
Cash and cash equivalents	$90,844	$127,834
Accounts receivable	176,354	166,357
Working capital (exclusive of current operating lease liabilities)	(5,868)	(41,932)
Stockholders' equity	493,101	491,452

Income statement data for the three months ended March 31,	2023	2022
Total net revenue	$390,564	$341,767
Net income attributable to RadNet common stockholders	(21,005)	3,013

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require a significant amount of capital for the initial start-up and development of new diagnostic imaging centers, the acquisition of additional centers and new diagnostic imaging equipment. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties to fund our working capital requirements.
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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash (in thousands) for the three months ended:

Cash Flow Data	March 31, 2023	March 31, 2022
Cash provided by operating activities	$32,616	$901
Cash used in investing activities	(65,556)	(61,564)
Cash used in financing activities	(3,821)	(3,313)
Our cash provided by operating activities for the three months ended March 31, 2022 was affected by the non-cash change in fair value of our interest rate hedge of $20.8 million.
Cash used in investing activities for the three months ended March 31, 2023, included purchases of property and equipment for approximately $55.9 million and the acquisition of imaging business and other assets for $9.6 million. As part of our business operations we continually evaluate investment opportunities.

Cash used in financing activities of $3.8 million for the three months ended March 31, 2023, was due to payment on our term loan obligations and equipment notes. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements included in this report for more information.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with Truist Bank. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility of $195.0 million. The Truist credit facilities are comprised of a term loan and a revolving credit facility of $50.0 million. As of March 31, 2023, we were in compliance with all covenants under our credit facilities. Deferred financing costs at March 31, 2023, net of accumulated amortization, were $2.1 million and are specifically related to our revolving credit facilities.
Included in our condensed consolidated balance sheets at March 31, 2023 are $860.4 million of total term loan debt (exclusive of unamortized discounts of $11.8 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$712,313	$(10,606)	$701,707
Truist Term Loan	148,125	(1,188)	146,937
Total Term Loans	$860,438	$(11,794)	$848,644

At March 31, 2023, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $7.6 million, we have $187.4 million available for borrowing under our Barclays Credit Facility and $50.0 million available under our Truist Revolving Credit Facility.
We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for our imaging services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar and Hungarian Forint and Pound Sterling. We have Artificial Intelligence operations in the Netherlands, radiology services in the United Kingdom, and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2023, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.3 million in operating expenses.
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
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the First Lien Term Loans. At March 31, 2023, we had $712.3 million outstanding subject to a SOFR election on First Lien Term Loans and our effective rate plus applicable margin was 7.92%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Restated Credit Agreement over the current SOFR rate would result in an increase of $2.1 million in annual interest expense and a corresponding decrease in income before taxes, as interest rates are above arranged rates on our 2019 Swaps.

At March 31, 2023, we had $148.1 million outstanding subject to an adjusted SOFR election on the Truist Restated Credit and Agreement. We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist Restated Credit and Term Loan Agreement. At March 31, 2023, our effective SOFR rate plus applicable margin was 6.79%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist Restated Credit Agreement would result in an increase of approximately $1.5 million in annual interest expense and a corresponding decrease in income before taxes.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings
From time to time we are engaged legal proceedings that arise in the ordinary course of our business. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.

ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2022. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
None.
ITEM 6. Exhibits

Exhibit Number	Description

10.1
First Amendment to Second Amended and Restated First Lien Credit Guaranty Agreement dated March dated March 27, 2023 among RadNet Management, Inc., as borrower, RadNet, Inc. and certain of its subsidiaries, as guarantors, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent and collateral agent.

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: May 10, 2023	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)