Form 10-Q
period 2023-06-30
RadNet, Inc.
filed 2023-08-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on August 4, 2023 was 67,772,627 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$356,651	$127,834
Accounts receivable	174,481	166,357
Due from affiliates	22,240	18,971
Prepaid expenses and other current assets	49,319	54,022
Total current assets	602,691	367,184
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	576,094	565,961
Operating lease right-of-use assets	627,130	603,524
Total property, equipment and right-of-use assets	1,203,224	1,169,485
OTHER ASSETS
Goodwill	687,879	677,665
Other intangible assets	100,433	106,228
Deferred financing costs	1,962	2,280
Investment in joint ventures	52,492	57,893
Deposits and other	56,609	53,172
Total assets	$2,705,290	$2,433,907
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$333,224	$369,595
Due to affiliates	20,463	23,100
Deferred revenue	5,054	4,021
Current operating lease liability	59,504	57,607
Current portion of notes payable	15,989	12,400
Total current liabilities	434,234	466,723
LONG-TERM LIABILITIES
Long-term operating lease liability	628,845	604,117
Notes payable, net of current portion	848,333	839,344
Deferred tax liability, net	10,005	9,256
Other non-current liabilities	22,869	23,015
Total liabilities	1,944,286	1,942,455
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 67,669,564 and 57,723,125 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7	6
Additional paid-in-capital	703,593	436,288
Accumulated other comprehensive loss	(15,183)	(20,677)
Accumulated deficit	(95,258)	(82,622)
Total RadNet, Inc.'s stockholders' equity	593,159	332,995
Noncontrolling interests	167,845	158,457
Total equity	761,004	491,452
Total liabilities and equity	$2,705,290	$2,433,907

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Service fee revenue	$363,918	$316,501	$716,338	$619,776
Revenue under capitation arrangements	39,797	37,874	77,941	76,365
Total service revenue	403,715	354,375	794,279	696,141
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	345,147	305,775	697,012	620,813
Depreciation and amortization	32,180	28,862	63,495	55,980
Loss on sale and disposal of equipment and other	77	81	656	1,209
Severance costs	1,870	99	2,004	300
Total operating expenses	379,274	334,817	763,167	678,302
INCOME (LOSS) FROM OPERATIONS	24,441	19,558	31,112	17,839

OTHER INCOME AND EXPENSES
Interest expense	16,039	11,385	31,761	22,978
Equity in earnings of joint ventures	(1,423)	(2,748)	(2,851)	(5,266)
Non-cash change in fair value of interest rate hedge	(4,159)	(6,306)	(66)	(27,125)
Other expenses (income)	40	(7)	1,472	158
Total other expense (income)	10,497	2,324	30,316	(9,255)
INCOME (LOSS) BEFORE INCOME TAXES	13,944	17,234	796	27,094
(Provision for) Benefit from income taxes	614	(3,403)	(521)	(4,900)
NET INCOME (LOSS)	14,558	13,831	275	22,194
Net income attributable to noncontrolling interests	6,189	5,926	12,911	11,276
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$8,369	$7,905	$(12,636)	$10,918

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.14	$0.14	$(0.21)	$0.20

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.12	$0.13	$(0.21)	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	59,880,803	56,059,824	59,221,453	55,683,335
Diluted	60,916,985	56,966,548	59,221,453	56,666,290
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$14,558	$13,831	$275	$22,194
Foreign currency translation adjustments	873	(4,766)	3,650	(6,030)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	922	924	1,844	1,847
COMPREHENSIVE INCOME (LOSS)	16,353	9,989	5,769	18,011
Less comprehensive income attributable to noncontrolling interests	6,189	5,926	12,911	11,276
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$10,164	$4,063	$(7,142)	$6,735
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended June 30, 2023 and June 30, 2022.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - MARCH 31, 2023	58,270,290	$6	$448,522	$(16,978)	$(103,628)	$327,922	$165,179	$493,101
Issuance of common stock under the equity compensation plan	538,185	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	5,612	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,870	—	—	4,870	—	4,870
Issuance of common stock, net of issuance costs	8,711,250	1	246,201	—	—	246,202	—	246,202
Issuance of common stock in connection with acquisitions	144,227	—	4,000	—	—	4,000	—	4,000
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,523)	(3,523)
Change in cumulative foreign currency translation adjustment	—	—	—	873	—	873	—	873
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	922	—	922	—	922
Other	—	—	—	—	1	1	—	1
Net income (loss)	—	—	—	—	8,369	8,369	6,189	14,558
BALANCE-JUNE 30, 2023	67,669,564	$7	$703,593	$(15,183)	$(95,258)	$593,159	$167,845	$761,004

BALANCE - MARCH 31, 2022	56,197,826	$5	$409,863	$(20,761)	$(90,260)	$298,847	$122,603	$421,450
Issuance of common stock under the equity compensation plan	152,889	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	952,850	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,693	—	—	4,693	—	4,693
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	4,582	—	—	4,582	—	4,582
Contributions from noncontrolling partner	—	—	—	—	—	—	10,673	10,673
Change in cumulative foreign currency translation adjustment	—	—	—	(4,766)	—	(4,766)	—	(4,766)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	924	—	924	—	924
Other	—	—	(2)	—	—	(2)	—	(2)
Net income (loss)	—	—	—	—	7,905	7,905	5,926	13,831
BALANCE-JUNE 30, 2022	57,303,565	$5	$419,136	$(24,603)	$(82,355)	$312,183	$139,202	$451,385

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the six months ended June 30, 2023 and June 30, 2022.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2022	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452
Issuance of common stock upon exercise of options	5,000	—	51	—	—	51	—	51
Issuance of common stock under the equity compensation plan	1,065,877	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	20,085	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	17,055	—	—	17,055	—	17,055
Issuance of common stock, net of issuance costs	8,711,250	1	246,201	—	—	246,202	—	246,202
Issuance of common stock in connection with acquisitions	144,227	—	4,000	—	—	4,000	—	4,000
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,523)	(3,523)
Change in cumulative foreign currency translation adjustment	—	—	—	3,650	—	3,650	—	3,650
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	1,844	—	1,844	—	1,844
Other	—	—	(2)	—	—	(2)	—	(2)
Net income (loss)	—	—	—	—	(12,636)	(12,636)	12,911	275
BALANCE-JUNE 30, 2023	67,669,564	$7	$703,593	$(15,183)	$(95,258)	$593,159	$167,845	$761,004

BALANCE - DECEMBER 31, 2021	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157
Issuance of common stock under the equity compensation plan	683,077	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	965,969	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	15,494	—	—	15,494	—	15,494
Issuance of common stock for sale of unregistered securities for acquisition	2,106,292	—	56,470	—	—	56,470	—	56,470
Contribution from noncontrolling partner	—	—	—	—	—	—	10,673	10,673
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	4,582	—	—	4,582	—	4,582
Change in cumulative foreign currency translation adjustment	—	—	—	(6,030)	—	(6,030)	—	(6,030)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes				1,847		1,847	—	1,847
Other	—	—	(2)	1	(1)	(2)	—	(2)
Net income (loss)	—	—	—	—	10,918	10,918	11,276	22,194
BALANCE-JUNE 30, 2022	57,303,565	$5	$419,136	$(24,603)	$(82,355)	$312,183	$139,202	$451,385
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$275	$22,194
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,495	55,980
Amortization of operating lease right-of-use assets	31,601	34,055
Equity in earnings of joint ventures, net of dividends	6,096	(5,266)
Amortization of deferred financing costs and loan discount	1,494	1,295
Loss on sale and disposal of equipment and other	656	1,209
Amortization of cash flow hedge, net of taxes	1,844	1,847
Non-cash change in fair value of interest rate hedge	(66)	(27,125)
Stock-based compensation	17,055	15,795
Change in fair value of contingent consideration	3,098	(1,287)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(8,124)	(30,566)
Other current assets	4,703	(709)
Other assets	(6,590)	1,282
Deferred taxes	(2,249)	4,732
Operating lease liability	(28,582)	(32,219)
Deferred revenue	1,033	(7,565)
Accounts payable, accrued expenses and other	14,952	32,092
Net cash provided by (used in) operating activities	100,691	65,744
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging centers and other acquisitions	(10,315)	(26,009)
Purchase of property and equipment	(95,380)	(72,659)
Proceeds from sale of equipment	73	4,121
Equity contributions in existing and purchase of interest in joint ventures	(288)	(1,441)
Net cash provided by (used in) investing activities	(105,910)	(95,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,052)	—
Payments on term loan debt	(7,376)	(6,625)
Distributions paid to noncontrolling interests	(3,523)	—
Proceeds from issuance of common stock, net of issuance costs	246,202	—
Proceeds from issuance of common stock upon exercise of options	51	—
Net cash provided by (used in) financing activities	234,302	(6,625)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(266)	1,433
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	228,817	(35,436)
CASH AND CASH EQUIVALENTS, beginning of period	127,834	134,606
CASH AND CASH EQUIVALENTS, end of period	$356,651	$99,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$39,301	$19,687
Cash paid during the period for income taxes	$201	$126
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $61.3 million and $60.8 million during the six months ended June 30, 2023 and 2022, respectively, which were not paid for as of June 30, 2023 and 2022, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On April 30, 2023, we issued 144,227 shares to settle the general holdback contingent liabilities as part of our purchase of Aidence Holding B.V.. The shares were ascribed a value of $4.0 million.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At June 30, 2023, we operated directly or indirectly through joint ventures with hospitals, 363 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting. In June 2023, we closed on a public offering of 8,711,250 shares of our common stock at a price to the public of $29.75 per share. The gross proceeds as a result of this public offering was $259.2 million before underwriting discounts, commissions, and expenses totaling $13.0 million.

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

The Group on a combined basis recognized $51.4 million and $46.8 million of revenue, net of management services fees to RadNet, for the three months ended June 30, 2023 and 2022, respectively and $51.4 million and $46.8 million of operating expenses for the three months ended June 30, 2023 and 2022, respectively. RadNet recognized $216.2 million and $202.4 million of total billed net service fee revenue for the three months ended June 30, 2023, and 2022, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The Group on a combined basis recognized $100.2 million and $92.5 million of revenue, net of management services fees to RadNet, for the six months ended June 30, 2023 and 2022, respectively and $100.2 million and $92.5 million of operating expenses for the six months ended June 30, 2023 and 2022, respectively. RadNet recognized $423.6 million and $393.4 million of total billed net service fee revenue for the six months ended June 30, 2023, and 2022, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, we have included approximately $101.9 million and $100.4 million, respectively, of accounts receivable and approximately $16.3 million and $16.9 million of accounts payable and accrued liabilities related to the Group, respectively.

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

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender, LLC is dependent on RadNet to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. We have continued to finance ScriptSender during it's development phase and our maximum exposure to loss is $2.8 million, which represents our receivable balance from the entity. Maximum exposure to loss is the loss that we would absorb in the event that all of the assets of ScriptSender are deemed worthless. We paid operating expenses for the venture of $0.6 million and $0.6 million for the three months ended June 30, 2023, and June 30, 2022, respectively and $1.1 million and $1.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2023 and 2022 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2022.
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
Our total service revenues during the three and six months ended June 30, 2023 and 2022 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Commercial insurance	$224,842	$195,066	$442,044		$383,615
Medicare	89,469	77,879	176,093		148,800
Medicaid	9,985	9,704	20,145		18,788
Workers' compensation/personal injury	12,821	13,138	25,500		25,586
Other patient revenue	10,391	7,567	20,132		14,689
Management fee revenue	3,998	5,592	8,246		11,100
Teleradiology and Software revenue	4,819	2,421	9,152		6,419
Other	5,215	3,577	10,515		8,623
Revenue under capitation arrangements	39,797	37,874	77,941		76,365
Imaging Center Segment Revenue	401,337	352,818	789,768	789768000	693,985
AI Segment Revenue	2,378	1,557	4,511		2,156
Total service revenue	$403,715	$354,375	$794,279		$696,141

GOVERNMENT ASSISTANCE: COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020. As part of the CARES act, we received $39.6 million total of accelerated Medicare payments which were recorded to deferred revenue in our consolidated balance sheet and are being applied to revenue as services are performed. Through June 30, 2023, $38.6 million of the accelerated Medicare payments have been applied to revenue.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $15.0 million and $15.4 million at June 30, 2023 and December 31, 2022, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $2.0 million and $2.3 million, as of June 30, 2023 and December 31, 2022, respectively. See Note 6, Credit Facilities and Notes Payable for more information.
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
GOODWILL - Goodwill at June 30, 2023 totaled $687.9 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2022, noting no impairment. Activity in goodwill for the six months ended June 30, 2023 is provided below (in thousands):

	Imaging Center	Artificial Intelligence	Total
Balance as of December 31, 2022	606,483	$71,182	$677,665
Goodwill from acquisitions	6,324	—	6,324
Valuation adjustment	1,603	—	1,603
Currency translation	1,171	1,116	2,287
Balance as of June 30, 2023	$615,581	$72,298	$687,879

INTANGIBLE ASSETS - The components of intangible assets, both finite and indefinite, along with annual amortization expense that will be recorded over the next five years at June 30, 2023 and December 31, 2022 are as follows (in thousands):

As of June 30, 2023:

	2023*	2024	2025	2026	2027	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$1,144	$2,287	$2,287	$2,287	$2,287	$8,959	$19,251	8.4
Covenant not to compete and other contracts	676	941	692	406	122	41	2,878	3.6
Customer Relationships	500	1,232	1,101	979	780	11,424	16,016	18.0
Patent and Trademarks	196	316	316	316	316	403	1,863	6.0
Developed Technology & Software	4,237	6,657	6,657	6,618	6,083	5,392	35,644	6.2
Trade Names amortized	114	77	77	77	77	89	511	4.9
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	17,170	17,170	—
Total Annual Amortization	$6,867	$11,510	$11,130	$10,683	$9,665	$50,578	$100,433
*Excluding the six months ended June 30, 2023

As of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$8,958	$20,393	8.9
Covenant not to compete and other contracts	1,319	891	642	356	72	40	3,320	3.1
Customer Relationships	1,244	1,244	1,112	991	816	12,396	17,803	18.6
Patent and Trademarks	298	298	298	298	298	322	1,812	6.4
Developed Technology & Software	6,297	6,297	6,297	6,257	5,722	7,196	38,066	6.7
Trade Names amortized	305	77	77	77	77	89	702	4.5
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	17,032	17,032	—
Total Annual Amortization	$11,750	$11,094	$10,713	$10,266	$9,272	$53,133	$106,228

Total intangible asset amortization expense was $6.0 million and $4.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.

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
We recorded income tax benefit of $0.6 million, or an effective tax rate of (4.4)%, for the three months ended June 30, 2023 and $3.4 million, or an effective tax rate of 19.7% for the three months ended June 30, 2022. We recorded income tax expense of $0.5 million, or an effective tax rate of 65.5%, for the six months ended June 30, 2023 and $4.9 million, or an effective tax rate of 18.1% for the six months ended June 30, 2022.

The income tax rates for the three and six months ended June 30, 2023 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes (iii) share-based compensation; and (iv) officer's compensation limitations. We believe no significant changes in the unrecognized tax benefits will occur within the next 12 months.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component, as permitted. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of June 30, 2023. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we have amended and restated at various points in time: first on April 20, 2015, second on March 9, 2017, third on April 15, 2021 and currently as of April 27, 2023 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 7, 2023. We have reserved 20,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 7, Stock-Based Compensation, for more information.
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) and its components. Our foreign currency translation adjustments, changes in the fair value of cash flow hedges, and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in other comprehensive income (loss). The components of other comprehensive income (loss) for the three and six months ended June 30, 2023 and June 30, 2022 are included in the consolidated statements of comprehensive income (loss).
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

DERIVATIVE INSTRUMENTS - In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 Swaps will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They will mature in October 2023 for the smaller notional and October 2025 for the larger notional. Under these arrangements, we arranged the 2019 Swaps with locked in 1 month Term SOFR rates at 1.89% for the $100,000,000 notional and at 1.98% for the $400,000,000 notional. As of the effective date, we are liable for premium payments if interest rates decline below arranged rates, but will receive interest payments if rates are above the arranged rates.
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of comprehensive gain or loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400,000,000 notional interest rate swap contract locked in at 1.98% due October 2025 and our $100,000,000 notional interest rate swap contract locked in at 1.89% do not match the cash flows for our First Lien Term Loans and so we have determined that they are not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400,000,000 notional and after July 1, 2020 for the $100,000,000 notional are being recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount will be amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million through October 2025.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended June 30, 2023
Account	March 31, 2023 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	June 30, 2023 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(14,279)	$—	$922	$(13,357)	Equity

For the six months ended June 30, 2023
Account	December 31, 2022 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	June 30, 2023 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(15,201)	$—	$1,844	$(13,357)	Equity

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended June 30, 2023
Ineffective interest rate swap	Amount of loss recognized in income on derivative (current period ineffective portion)	Location of loss recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$4,158	Other income (expense)	$(922)	Interest Expense

For the six months ended June 30, 2023
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$66	Other income (expense)	$(1,844)	Interest Expense

See Fair Value Measurements section below for the fair value of the 2019 Swaps at June 30, 2023.
CONTINGENT CONSIDERATION -
Aidence Holding B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening. As part of the purchase agreement, we will pay up to $10.0 million consideration upon the completion of two identified milestones in RadNet common shares or cash at our election. This contingency had a value of approximately $7.2 million on June 30, 2023. The amount is reviewed quarterly and adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval, which has been currently determined by management to be 80% for milestone one and 70% for milestone two. In addition, there is a remaining general holdback of $4.0 million to be issued in shares of our common stock subject to adjustment for any indemnification claims. On April 30, 2023 we settled the General Holdback contingent liabilities by issuing 144,227 shares of our common stock.
Quantib B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening. As part of the purchase agreement, we will issue 18 months after acquisition, 113,303 shares of our common stock with an initial fair value at the date of close of $3.0 million subject to adjustment for any indemnification claims and will be adjusted to fair value in subsequent periods. This contingency had a value of approximately $3.7 million as of June 30, 2023. In addition, there is a general holdback of $1.6 million to be issued in cash subject to adjustment for any indemnification claims. Subsequently, on July 7, 2023, after the period covered by this report, we settled the Stock Holdback contingent liabilities by issuing 113,303 shares of our common stock at an ascribed a value of $3.2 million.
Montclair
On October 1, 2022, we completed our acquisition of Montclair Radiological Associates. As part of the purchase agreement, we recorded $1.2 million in contingent consideration to be determined by obtaining specific EBITDA targets within a defined time frame. On June 30, 2023 we settled the contingent consideration liability and recognized a gain of $1.2 million.
Heart and Lung Imaging Limited
On November 1, 2022, we completed our acquisition of 75% of the equity interests of Heart and Lung Imaging Limited. The purchase included $10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims, which will be adjusted to fair value in subsequent periods. The milestone contingency had a value of approximately $14.4 million as of June 30, 2023. The contingent consideration is determined by the achievement of a specific number of physician reads.
A tabular rollforward of contingent consideration is as follows (amounts in thousands):

For the three months ended June 30, 2023
Entity	Account	March 31, 2023 Balance	Issuance of contingent consideration	Change in valuation of Contingent Consideration	Currency Translation	June 30, 2023 Balance
Aidence	Other Long Term Liabilities	$11,316	(4,000)	$(125)	$—	$7,191
Quantib	Accrued Expenses & Other Long Term Liabilities	$4,411	$—	$860	$—	$5,271
Montclair	Accrued Expenses	$1,200	$—	$(1,200)	$—	$—
Heart and Lung Limited	Accrued Expenses & Other Long Term Liabilities	$13,130	$—	$867	$361	$14,358

For the six months ended June 30, 2023
Entity	Account	January 1, 2023 Balance	Issuance of contingent consideration	Change in valuation of Contingent Consideration	Currency Translation	June 30, 2023 Balance
Aidence	Other Long Term Liabilities	11,158	(4,000)	$33	$—	$7,191
Quantib	Accrued Expenses & Other Long Term Liabilities	3,709	$—	$1,562	$—	$5,271
Montclair	Accrued Expenses	1,200	$—	$(1,200)	$—	$—
Heart and Lung Limited	Accrued Expenses & Other Long Term Liabilities	11,656	$—	$1,991	$711	$14,358

See Fair Value Measurements section below for the fair value of contingent consideration at June 30, 2023.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$23,368	$—	$23,368

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$23,302	$—	$23,302
The estimated fair value of these contracts was determined using Level 2 inputs. More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward SOFR curve. The forward SOFR curve is readily available in the public markets or can be derived from information available in the public markets.
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

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
Aidence Holding B.V. milestone consideration	$—	$—	$7,191	$7,191
Quantib B.V. holdback of 113,303 shares of RadNet common stock	$—	$—	$5,271	$5,271
Heart and Lung Imaging Limited	$—	$—	$14,358	$14,358

The estimated fair value of these liabilities was determined using Level 3 inputs. For Aidence Holding B.V., the milestone contingent liability was adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval. For the Quantib B.V holdback shares, the fair value was determined by calculating the value of estimated shares issuable as of the reporting date (which was $32.62) at June 30, 2023, the time period related to the contractual settlement term, and the probability of issuing the shares. For Heart Lung Imaging Limited the contingent consideration is determined by the achievement of a specific number of physician reads. As significant inputs for the contingent consideration of Aidence B.V., Quantib B.V., and Heart Lung Imaging Limited are not observable and cannot be corroborated by observable market data they are classified as Level 3.
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and Truist Term Loan	$—	$854,974	$—	$854,974	$856,750

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and Truist Term Loan	$—	$843,594	$—	$843,594	$864,125

At June 30, 2023 and at December 31, 2022 our Barclays revolving credit facility had no balance outstanding. Our Truist revolving credit facility relating to our consolidated subsidiary The New Jersey Imaging Network ("NJIN"), had no principal amount outstanding at June 30, 2023 and at December 31, 2022.
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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$8,369	$7,905	$(12,636)		$10,918

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	59,880,803	56,059,824	59,221,453		55,683,335
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.14	$0.14	$(0.21)		$0.20

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	59,880,803	56,059,824	59,221,453		55,683,335
Add non-vested restricted stock subject only to service vesting	205,413	47,652	—		122,781
Add additional shares issuable upon exercise of stock options and contingently issuable shares	830,769	859,072	—		860,174
Weighted average number of common shares used in calculating diluted net income per share	60,916,985	56,966,548	59,221,453		56,666,290
Changes in FV associated with contingently issuable shares	$(934)	$(468)	$—		$(863)
Net income (loss) attributable to RadNet, Inc's common stockholders for diluted share calculation	$7,435	$7,437	$(12,636)	$—	$10,055
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.12	$0.13	$(0.21)		$0.18

Fair value change for contingently issuable shares excluded from the computation of diluted per share amounts as its effect would be antidilutive	$—	$—	$1,696		$—
Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	—	—	644,623		—
Shares issuable upon the exercise of stock options	82,775	70,070	759,313		58,491
Contingently issuable shares	—	—	193,207		—
For the six months ended June 30, 2023 we excluded all outstanding options, restricted stock awards and other requisite shares in the calculation of diluted earnings per share because their effect would be antidilutive.

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of June 30, 2023, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of June 30, 2023.

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to an additional 80,000 preferred shares on October 11, 2019.No observable price changes or impairment in our investment was identified as of June 30, 2023.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of June 30, 2023.
INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2023.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2023 (in thousands):

Balance as of December 31, 2022	$57,893
Equity in earnings in these joint ventures	2,851
Distribution of earnings	(8,540)
Equity contributions in existing joint ventures	288
Balance as of June 30, 2023	$52,492
We charged management service fees from the centers underlying these joint ventures of approximately $4.0 million and $5.6 million for the three months ended June 30, 2023 and 2022 and $8.2 million and $11.1 million for the six months ended June 30, 2023 and 2022, respectively.
The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2023 and December 31, 2022 and income statement data for the six months ended June 30, 2023 and 2022 (in thousands):

Balance Sheet Data:	June 30, 2023	December 31, 2022
Current assets	$38,334	$39,304
Noncurrent assets	139,776	134,694
Current liabilities	(35,664)	(29,588)
Noncurrent liabilities	(48,172)	(37,952)
Total net assets	$94,274	$106,458

Income statement data for the six months ended June 30,	2023	2022
Net revenue	$84,699	$69,757
Net income	$5,827	$10,497

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS

Recently Issued Accounting Pronouncements

We monitor new accounting pronouncements issued by the FASB and do not believe any accounting pronouncements issued through the date of this report will have a material impact on our financial statements.

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment

During the first and second quarters of 2023, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California and New York markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
C.C.D.G.L.R. & S Services Inc.	1/1/2023	3,500	435	1,689	3,015	50	—	(1,689)
Southern California Diagnostic Imaging, Inc.	1/1/2023	$1,815	466	1,184	1,272	50	27	(1,184)
Inglewood Imaging Center, LLC	2/1/2023	2,600	877	1,188	1,658	50	15	(1,188)
Ramapo Radiology Associates, P.C.	2/1/2023	$2,000	1,663	3,775	229	100	8	(3,775)
Madison Radiology Medical Group, Inc.	4/1/2023	250	100	—	150	—	—	—
Total		10,165	3,541	7,836	6,324	250	50	(7,836)

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

The table below presents segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Imaging Centers	$401,336	$352,818	$789,767	$693,985
AI	2,379	1,557	4,512	2,156
Total revenue	$403,715	$354,375	$794,279	$696,141

Cost of Operations
Imaging Centers	$338,630	$299,350	$683,211	$609,460
AI	6,517	6,425	13,801	11,353
Total cost of operations	$345,147	$305,775	$697,012	$620,813

Depreciation and Amortization:
Imaging Centers	$30,234	$27,100	$59,826	$52,906
AI	1,946	1,762	3,669	3,074
Total depreciation and amortization	$32,180	$28,862	$63,495	$55,980

Loss on Disposal of Equipment:
Imaging Centers	$83	$36	$661	$1,189
AI	(6)	45	(5)	20
Total loss on disposal of equipment	$77	$81	$656	$1,209

Severance
Imaging Centers	$153	$99	$276	$300
AI	1,717	—	1,728	—
Total severance	$1,870	$99	$2,004	$300

Income (Loss) from Operations
Imaging Centers	$32,236	$26,233	$45,793	$30,130
AI	(7,795)	(6,675)	(14,681)	(12,291)
Total income (loss) from operations	$24,441	$19,558	$31,112	$17,839

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE
As of June 30, 2023 and December 31, 2022 our term loan debt and other obligations are as follows (in thousands):

	June 30, 2023	December 31, 2022
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$710,500	$714,125
Discount on First Lien Term Loans	(10,084)	(11,127)
Term Loan Agreement collateralized by NJIN's tangible and intangible assets	146,250	150,000
Discount on NJIN Term Loan Agreement	(1,122)	(1,254)
Equipment notes payable at 6.0%, due 2028, collateralized by medical equipment	18,778	—
Total debt obligations	864,322	851,744
Less: current portion	(15,989)	(12,400)
Long term portion debt obligations	$848,333	$839,344

We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at June 30, 2023 and have reserved $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays Revolving Credit Facility was available to draw upon as of June 30, 2023. We also had no balance under our $50.0 million Truist Revolving Credit Facility related to our consolidated subsidiary NJIN at June 30, 2023, and with no letters of credit reserved against the facility, the full amount was available to draw upon. At June 30, 2023, we were in compliance with all covenants under our credit facilities. On February 1, 2023, we issued a promissory note in the amount of $19.8 million to acquire radiology equipment previously leased under operating leases.
Amendments to Credit Facilities
Barclays: First Amendment to Second Amended and Restated First Lien Credit and Guaranty Agreement
On March 27, 2023, we entered into the First Amendment to Second Amended and Restated First Lien Credit and Guaranty Agreement (the “Amendment”). The Amendment replaces the interest rate benchmark, from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and includes applicable credit spread adjustments of 0.11448%, 0.26161%, and 0.42826% for interest periods of one month, three months, and six months, respectively. The replacement of LIBOR with SOFR and the credit spread adjustments were effective as of March 31, 2023, which was the last day of the last-ending existing interest period of currently outstanding loans bearing interest at LIBOR. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
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

Under the Amendment, effective March 31, 2023, the First Lien Term Loans under the Restated Credit Agreement will bear interest either at a SOFR or an Alternate Base Rate (in each case, as defined in the Amendment) plus an applicable margin. The applicable margin for the SOFR and Alternate Base Rate First Lien Term Loans under the Amendment is 3.00% and 2.00%, respectively. At June 30, 2023, we have an effective SOFR of 8.10% ,with an applicable credit spread adjustment of 0.11448%, and an Alternate Base Rate of 10.3%, respectively.

The Restated Credit Agreement provides for quarterly payments of principal for the First Lien Term Loan in the amount of approximately $1.8 million. The First Lien Term Loans will mature on April 23, 2028 unless otherwise accelerated under the terms of the Restated Credit Agreement.
Truist Term Loan:

The Truist Term Loan currently bears interest at a three month SOFR election of 5.07% plus an applicable margin and fees based on Pricing Level IV described above.

The scheduled amortization of the Truist Term Loan begins March 31, 2023 with quarterly payments of $1.9 million, representing 1.00% of the original principal balance. At scheduled intervals, the quarterly amortization increases by $0.9 million, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Restated Credit and Term Loan Agreement.

Revolving Credit Facilities

Associated with both the Barclays and Truist Revolving Credit Facilities are deferred financing costs, net of accumulated amortization, of $2.0 million at June 30, 2023.
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

As of June 30, 2023, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 5.50%.

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

Truist Revolving Credit Facility:

Associated with the Truist Revolving Credit Facility of $50.0 million are deferred financing costs, net of accumulated amortization, of $0.6 million at June 30, 2023. As of June 30, 2023, NJIN had no borrowings under the Truist Revolving Credit Facility.

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
NOTE 7 – STOCK-BASED COMPENSATION
Stock Incentive Plans
We have one long-term equity incentive plan, the RadNet, Inc. Equity Incentive Plan, which we first amended and restated April 20, 2015, second on March 9, 2017, third on April 15, 2021, and currently as of April 27, 2023 (the "Restated Plan”). The Restated Plan was most recently approved by our stockholders at our annual stockholders meeting on June 7, 2023. We have reserved for issuance under the Restated Plan 20,100,000 shares of common stock. We can issue options (incentive and nonstatutory), performance based options, stock awards (restricted or unrestricted), stock units, performance based stock units, and stock appreciation rights under the Restated Plan.
Options
Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over 3 to 5 years and expire 5 to 10 years from the date of grant.

The following summarizes all of our option transactions for the six months ended June 30, 2023:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2022	678,914	$15.72
Granted	261,220	18.64
Exercised	(5,000)	10.10
Balance, June 30, 2023	935,134	16.57	6.71	$15,012,103
Exercisable at June 30, 2023	676,532	14.72	5.74	12,111,044
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2023 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2023. As of June 30, 2023, total unrecognized stock-based compensation expense related to non-vested employee awards was $2.2 million, which is expected to be recognized over a weighted average period of approximately 1.77 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of June 30, 2023, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately 0.46 years

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance December 31, 2022	116,982	$—
Exercised	(20,085)	—
Balance, June 30, 2023	96,897	—	6.33	$3,160,780
Exercisable at June 30, 2023	82,775	—	6.33	2,700,121
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards ("RSAs")
The Restated Plan permits the award of RSAs and the following summarizes all unvested RSA’s activities during the six months ended June 30, 2023:

	RSAs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSAs unvested at December 31, 2022	536,767		$23.84
Changes during the period
Granted	808,733		$21.16
Vested	(775,334)		$22.13
Forfeited or Canceled	(1,099)		$21.70
RSAs unvested at June 30, 2023	569,067	1.56	$22.45
We determine the fair value of all RSAs based on the closing price of our common stock on the award date.

Other stock bonus awards
The Restated Plan also permits share awards not subject to any future service period. These are valued and expensed based on the closing price of our common stock on the date of award. During the six months ended June 30, 2023, 10,765 shares were issued with a value of $0.2 million.
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
In January 2023, we granted certain employees PSUs with a target award of 60,685 shares of our common stock. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2023 through December 31, 2023.
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
AI Long Term Incentive Plan shares ("AI LTIPs")
In addition, we issue stock-based compensation to certain employees in our AI segment in the form of Stock Units and Restricted Stock Awards, subject to certain restrictions. The awards represent a form of long term incentive and are reflective of a general practice within the software industry. The units and shares vest ratably over a two to four year period, conditioned on continued employment through the vesting periods. We determine the fair value of all AI LTIPs based on the closing price of our common stock on the award date. The following summarizes all unvested AI LTIPs activities during the six months ended June 30, 2023:

	AI LTIPs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
AI LTIPs unvested at December 31, 2022	169,471		$19.56
Changes during the period
Granted	218,146		$20.12
Vested	(73,584)		$19.78
Forfeited or Canceled	(13,182)		$19.89
AI LTIPs unvested at June 30, 2023	300,851	3.22	$19.93
Restated Plan summary
In summary, of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2023, there remain approximately 4,056,699 shares available under the Restated Plan for future issuance.

NOTE 8 – SUBSEQUENT EVENTS
On August 1, 2023, we acquired Delaware Diagnostic Imaging, P.A. for a purchase consideration of approximately $0.6 million. Delaware Diagnostic Imaging costs of a single multi modality radiology center located in Wilmington, Delaware.
On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening. As part of the purchase agreement, we issued 18 months after acquisition, 113,303 shares of our common stock with an initial fair value at the date of close of $3.0 million subject to adjustment for any indemnification claims and will be adjusted to fair value in subsequent periods. On July 7, 2023, we settled the Stock Holdback contingent liabilities by issuing 113,303 shares of our common stock at an ascribed a value of $3.2 million.
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

•the anticipated impact on our business of the COVID-19 pandemic and similar events and the expected efficacy of any remediation measures that we take in response to such events;

•our ability to successfully acquire and integrate new imaging operations;

•cost savings, efficiencies and improvements anticipated from our investments in AI and machine learning products and services; and

•our future liquidity and our continuing ability to service and remain in compliance with applicable debt covenants or refinance our current indebtedness.
Forward-looking statements are neither historical facts nor assurances of future performance. Because forward-looking statements relate to the future, they are inherently subject to known and unknown risks, uncertainties and other factors that are difficult to predict and out of our control. Our actual results, level of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied in our forward-looking statements include the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2022 as supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.

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

Overview

We are a national provider of diagnostic imaging services in the United States. At June 30, 2023, we operated directly or indirectly through joint ventures with hospitals, 363 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our condensed consolidated financial statements included in this report.

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

The following table shows our centers in operation and revenues for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,
	2023	2022
Centers in operation	363	353
Net revenues (millions)	$794	$696
Our revenue is derived from a diverse mix of payors, including private, managed care capitated and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the six months ended June 30, 2023 and 2022 is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Commercial insurance	$224,842	$195,066	$442,044	$383,615
Medicare	89,469	77,879	176,093	148,800
Medicaid	9,985	9,704	20,145	18,788
Workers' compensation/personal injury	12,821	13,138	25,500	25,586
Other patient revenue	10,391	7,567	20,132	14,689
Management fee revenue	3,998	5,592	8,246	11,100
Teleradiology and Software revenue	4,819	2,421	9,152	6,419
Other	5,215	3,577	10,515	8,623
Revenue under capitation arrangements	39,797	37,874	77,941	76,365
Imaging Center Segment Revenue	401,337	352,818	789,768	693,985
AI Segment Revenue	2,378	1,557	4,511	2,156
Total service revenue	403,715	$354,375	$794,279	$696,141

Recent Developments

We have continued to advance both of our core businesses in the first half of 2023 and completed a significant capital transaction in the second quarter of 2023.

Our imaging center business saw continued growth coming out of the pandemic. During the first and second quarter of 2023 we added a net of 10 additional imaging centers. Overall revenue for the six months ended June 30, 2023 increased 13.8% over six month period ended June 30, 2022. Our same center revenue increased 7.4% and same center procedure volumes increased 7.6% during the six month period ended June 30, 2023, over the same period in 2022.

Our AI segment continues to commercialize its solutions. In December of 2022, our subsidiary DeepHealth, Inc, received FDA clearance of its mammography density assessment software that assists radiologists in interpreting visual images. In February of 2023, we launched our Enhanced Breast Cancer Detection service, powered by DeepHealth AI, which provides patients an advanced screening mammography service along with a life time risk assessment for breast cancer and post mammography support. Initial locations for this service are in Florida, New Jersey and New York. In May of 2023, our subsidiary Quantib B.V., received FDA clearance of its third generation prostate reading and reporting tool that improves the workflow and output for radiologists and urologists.

In June 2023, we completed a secondary public offering of our common stock. After exercise in full of the underwriter's overallotment option, we sold an aggregate of 8,711,250 shares of our common stock to the public at a price of $29.75 per share. The offering resulted in net proceeds of $246.2 million, after underwriting discounts. We intend to use the net proceeds from the proposed offering for working capital and general corporate purposes.

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
Acquisitions
Imaging Center

During the first and second quarter of 2023, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California and New York markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
C.C.D.G.L.R. & S Services Inc.	1/1/2023	3,500	435	1,689	3,015	50	—	(1,689)
Southern California Diagnostic Imaging, Inc.	1/1/2023	1,815	466	1,184	1,272	50	27	(1,184)
Inglewood Imaging Center, LLC	2/1/2023	2,600	877	1,188	1,658	50	15	(1,188)
Ramapo Radiology Associates, P.C.	2/1/2023	2,000	1,663	3,775	229	100	8	(3,775)
Madison Radiology Medical Group, Inc.	4/1/2023	250	100	—	150	—	—	—
Total		10,165	3,541	7,836	6,324	250	50	(7,836)

Equity Investments
As of June 30, 2023, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of June 30, 2023.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted into an additional 80,000 shares effective December 21, 2019. No observable price changes or impairment in our investment was identified as of June 30, 2023.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of it operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of June 30, 2023.

Joint Venture Activity
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2023 (in thousands):

Balance as of December 31, 2022	$57,893
Equity in earnings in these joint ventures	2,851
Distribution of earnings	(8,540)
Equity contributions in existing joint ventures	288
Balance as of June 30, 2023	$52,492
We charged management service fees from the centers underlying these joint ventures of approximately $4.0 million and $5.6 million for the three months ended June 30, 2023 and 2022 and $8.2 million and $11.1 million for the six months ended June 30, 2023 and 2022, respectively.

The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2023 and December 31, 2022 and income statement data for the six months ended June 30, 2023 and 2022 (in thousands):

Balance Sheet Data:	June 30, 2023	December 31, 2022
Current assets	$38,334	$39,304
Noncurrent assets	139,776	134,694
Current liabilities	(35,664)	(29,588)
Noncurrent liabilities	(48,172)	(37,952)
Total net assets	$94,274	$106,458

Income statement data for the six months ended June 30,	2023	2022
Net revenue	$84,699	$69,757
Net income	$5,827	$10,497
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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended June 30, 2023.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended June 30, 2023.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at June 30, 2023 totaled $687.9 million. Indefinite Lived Intangible Assets at June 30, 2023 were $24.3 million and are associated with the value of certain trade name intangibles and in process research and development (IPR&D). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.
Our annual test of goodwill, trade name and IPR&D noted no impairment as of October 1, 2022, and we have not identified any indicators of impairment through June 30, 2023.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.

Results of Operations
The following table sets forth, for the three and six months ended June 30, 2023 and 2022, the percentage that certain items in the statements of operations bears to total service revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Service fee revenue	90.1%	89.3%	90.2%	89.0%
Revenue under capitation arrangements	9.9%	10.7%	9.8%	11.0%
Total service revenue	100.0%	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	85.5%	86.3%	87.8%	89.2%
Depreciation and amortization	8.0%	8.1%	8.0%	8.0%
Loss on sale and disposal of equipment and other	—%	—%	0.1%	0.2%
Severance costs	0.5%	—%	0.3%	0.0%
Total operating expenses	93.9%	94.5%	96.1%	97.4%
INCOME (LOSS) FROM OPERATIONS	6.1%	5.5%	3.9%	2.6%

OTHER INCOME AND EXPENSES
Interest expense	4.0%	3.2%	4.0%	3.3%
Equity in earnings of joint ventures	(0.4)%	(0.8)%	(0.4)%	(0.8)%
Non-cash change in fair value of interest rate hedge	(1.0)%	(1.8)%	—%	(3.9)%
Other expenses (income)	—%	—%	0.2%	—%
Total other expense (income)	2.6%	0.7%	3.8%	(1.3)%
INCOME (LOSS) BEFORE INCOME TAXES	3.5%	4.9%	0.1%	3.9%
(Provision for) Benefit from income taxes	0.2%	(1.0)%	(0.1)%	(0.7)%
NET INCOME (LOSS)	3.6%	3.9%	0.0%	3.2%
Net income attributable to noncontrolling interests	1.5%	1.7%	1.6%	1.6%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	2.1%	2.2%	(1.6)%	1.7%
Imaging Center Segment

We have developed our medical imaging centers segment through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three and six months ended June 30, 2023 and 2022.
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Total Revenue

In Thousands	Three Months Ended June 30,
Revenue	2023	2022	$ Increase/(Decrease)	% Change
Total Revenue	$401,336	$352,817	$48,519	13.8%
Same Center Revenue	$369,609	$343,692	$25,917	7.5%
Excluded	$31,727	$9,125	—	—
We experienced an overall same center total procedure volume growth of 6.8% over the same period in the prior year, which resulted in revenue growth of 7.5%, a 6.8% rise in same center routine imaging procedures and same center advanced radiology procedures of CT, MRI, PET and Nuclear Medicine expanding by 6.7%. Excluded amounts refer to revenue contributions for the three month periods ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between April 1, 2022 through June 30, 2023.

Operating Expenses

Total operating expenses for the three months ended June 30, 2023 increased approximately $42.5 million, or 13.0%, from $326.6 million for the three months ended June 30, 2022 to $369.1 million for the three months ended June 30, 2023. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Salaries and professional reading fees, excluding stock-based compensation	$211,797	$191,240
Stock-based compensation	4,017	4,032
Building and equipment rental	30,049	31,207
Medical supplies	22,411	14,523
Other operating expenses *	70,356	58,348
Cost of operations	338,630	299,350

Depreciation and amortization	30,234	27,100
Loss on sale and disposal of equipment	84	36
Severance costs	153	99
Total operating expenses	$369,101	$326,585
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended June 30, 2023 and 2022 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended June 30,
Salaries and Professional Fees	2023	2022	$ Increase/(Decrease)	% Change
Total Salaries	$211,797	$191,240	$20,557	10.7%
Same Center Salaries	$197,764	$186,531	$11,233	6.0%
Excluded	$14,033	$4,709	—	—

Stemming from the higher procedure volumes noted above, our staffing levels were adjusted to support the influx of patients seeking radiology procedures. Similar to other businesses, we still face inflation in employee cost as we compete for talent in the marketplace. Excluded amounts refer to salaries and professional reading fees for the three month periods ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between April 1, 2022 through June 30, 2023.

Stock-based compensation

Stock-based compensation was unchanged at $4.0 million for the three months ended June 30, 2023 and 2022.
Building and equipment rental

In Thousands	Three Months Ended June 30,
Building & Equipment Rental	2023	2022	$ Increase/(Decrease)	% Change
Total	$30,049	$31,207	$(1,158)	(3.7)%
Same Center	$26,763	$29,088	$(2,325)	(8.0)%
Excluded Sites	$3,286	$2,119	—	—

The decrease in building and equipment rental expense relates to reduced equipment rental relating to operating lease contracts which ended or were bought out during 2022. Excluded amounts refer to building and equipment rental for the three month periods ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between April 1, 2022 through June 30, 2023.
Medical supplies

In Thousands	Three Months Ended June 30,
Medical Supplies Expense	2023	2022	$ Increase/(Decrease)	% Change
Total	$22,411	$14,523	$7,888	54.3%
Same Center	$20,766	$13,800	$6,966	50.5%
Excluded Sites	$1,645	$723	—	—

The increase in medical supplies expense was driven by higher patient volume combined with price increases for contrasting agents used in advanced radiology procedures. In addition, we had a high utilization rate of a specialty isotope PYLARIFY which is used in our PSMA study of prostate cancer, for which we are ultimately reimbursed on a cost plus margin basis that exceeds our initial expense outlay. Excluded amounts refer to medical supplies expense for the three month periods ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between April 1, 2022 through June 30, 2023.
Other operating expenses

In Thousands	Three Months Ended June 30,
Other Operating Expenses	2023	2022	$ Increase/(Decrease)	% Change
Total	$70,356	$58,348	$12,008	20.6%
Same Center	$65,094	$56,126	$8,968	16.0%
Excluded Sites	$5,262	$2,222	—	—

The rise in other operating expenses was experienced across all of our major categories to support the increase in volumes at inflated prices compared to the same period in the prior year. Excluded amounts refer to other operating expenses for the three month periods ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between April 1, 2022 through June 30, 2023.

Additional segment operating and non operating expenses:

In Thousands	Three Months Ended June 30,
	2023	2022	$ Increase/(Decrease)	% Change
Depreciation and amortization	$30,234	$27,100	$3,134	11.6%
Loss on disposal of equipment and other	$84	$36	$48	nm
Non-cash change in fair value of interest rate hedge	($4,158)	($6,306)	2,148	nm
Other expenses (income)	($821)	$784	(1,605)	nm
Severance	$153	$99	55	55.6%
nm= not meaningful
Interest expense

In Thousands	Three Months Ended June 30,
Interest Expense	2023	2022	$ Increase/(Decrease)	% Change
Total Interest Expense	$16,039	$11,377	$4,662	41.0%
Cash Paid for Interest	$39,301	$19,687	$19,614	99.6%

The rise in total interest expense is attributable to a higher overall loan balances in combination with increased variable interest rates paid on those balances compared to the same period in the prior year. The change in cash paid for interest relates to timing of interest rate elections.

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

To mitigate our future interest expense exposure we have entered into certain interest rate swap agreements. During the three months ended June 30, 2023, we received cash payments from our swap agreements of approximately $6.7 million, which served to reduce our overall interest expense. See the Derivative Instruments section of Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in this report for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures
For the three months ended June 30, 2023 we recognized equity in earnings from unconsolidated joint ventures in the amount of $1.4 million and for three months ended June 30, 2022 we recognized equity in earnings from unconsolidated joint ventures of $2.7 million, a decrease of $1.3 million or 48.2%. The decrease was mainly related to the equity in earnings received from our venture operations in Arizona.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Total Revenue

In Thousands	Six Months Ended June 30,
Revenue	2023	2022	$ Increase/(Decrease)	% Change
Total Revenue	$789,767	$693,986	$95,781	13.8%
Same Center Revenue	$727,748	$677,831	$49,917	7.4%
Excluded	$63,020	$16,155	—	—

We experienced an overall same center total procedure volume growth of 7.6% over the same period in the prior year, which resulted in revenue growth of 7.4%, a 7.3% rise in same center routine imaging procedures and same center advanced radiology procedures of CT, MRI, PET and Nuclear Medicine expanding by 8.3%. Excluded amounts refer to revenue contributions for the six month period ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through June 30, 2023.

Operating Expenses

Total operating expenses for the six months ended June 30, 2023 increased approximately $80.1 million, or 12.1%, from $663.9 million for the six months ended June 30, 2022 to $744.0 million for the six months ended June 30, 2023. The following table sets forth a breakdown of our cost of operations and total operating expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Salaries and professional reading fees, excluding stock-based compensation	$428,309	$388,202
Stock-based compensation	15,546	14,390
Building and equipment rental	59,001	60,829
Medical supplies	42,544	30,080
Other operating expenses *	137,809	115,959
Cost of operations	683,209	609,460

Depreciation and amortization	59,826	52,906
(Gain) loss on sale and disposal of equipment	661	1,190
Severance costs	276	301
Total operating expenses	$743,972	$663,857
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Six Months Ended June 30,
Salaries and Professional Fees	2023	2022	$ Increase/(Decrease)	% Change
Total Salaries	$428,309	$388,202	$40,107	10.3%
Same Center Salaries	$400,654	$379,545	$21,109	5.6%
Excluded	$27,655	$8,657	—	—

Staffing levels have been adjusted to support higher patient volumes with the corresponding rise in salaries and professional fee expense. Excluded amounts refer to salaries and professional reading fees for the six month period ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through June 30, 2023.
Stock-based compensation

Stock-based compensation increased $1.2 million, or 8.0% to approximately $15.5 million for the six months ended June 30, 2023 compared to $14.4 million for six months ended June 30, 2022. This increase was driven by the higher fair value of RSA’s awarded and vested in the six months of 2023 as compared to RSA’s awarded and vested in the prior year’s same period.

Building and equipment rental

In Thousands	Six Months Ended June 30,
Building & Equipment Rental	2023	2022	$ Increase/(Decrease)	% Change
Total	$59,001	$60,829	$(1,828)	(3.0)%
Same Center	$51,941	$56,664	$(4,723)	(8.3)%
Excluded Sites	$7,060	$4,165	—	—

The decrease in building and equipment rental expenses was related to a reduction of operating lease contracts that were terminated or bought out during 2022. Excluded amounts refer to building and equipment rental for the six month period ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through June 30, 2023.
Medical supplies

In Thousands	Six Months Ended June 30,
Medical Supplies Expense	2023	2022	$ Increase/(Decrease)	% Change
Total	$42,544	$30,080	$12,464	41.4%
Same Center	$39,591	$28,958	$10,633	36.7%
Excluded Sites	$2,953	$1,122	—	—

Medical supplies expense increase stems from the overall procedural volumes noted above compared to the same period in the prior year and and from the high utilization rate of a specialty isotope PYLARIFY which is used in our PSMA study of prostate cancer, for which we are utimately reimbursed on a cost plus margin basis that exceeds our initial expense outlay. Excluded amounts refer to medical supplies for the six month period ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through June 30, 2023.
Other operating expenses

In Thousands	Six Months Ended June 30,
Other Operating Expenses	2023	2022	$ Increase/(Decrease)	% Change
Total	$137,809	$115,959	$21,850	18.8%
Same Center	$127,537	$112,038	$15,499	13.8%
Excluded Sites	$10,272	$3,921	—	—
The increase in other operating expenses is related to increased infrastructure support cost, additional new equipment, and general inflationary cost increases. Excluded amounts refer to other operating expenses for the six month period ending June 30, 2023 and June 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through June 30, 2023.
Additional segment operating and non operating expenses:

In Thousands	Six Months Ended June 30,
	2023	2022	$ Increase/(Decrease)	% Change
Depreciation and amortization	$59,826	$52,906	$6,920	13.1%
Loss on disposal of equipment and other	$661	$1,190	$(529)	nm
Non-cash change in fair value of interest rate hedge	$(66)	$(27,125)	$27,059	nm
Other expenses (income)	$(91)	$1,445	$(1,536)	nm
Severance	$276	$301	$(25)	(8.3)%
nm= not meaningful

Interest expense

In Thousands	Six Months Ended June 30,
Interest Expense	2023	2022	$ Increase/(Decrease)	% Change
Total Interest Expense	$31,761	$22,978	$8,783	38.2%
Interest related to derivatives*	$9,205	$6,738
Interest related to amortization***	$1,494	$1,295
Adjusted Interest Expense	$21,062	$14,945	$6,117	40.9%
* Includes interest on derivatives not related to debt obligations.
** Includes interest related to our term loans, revolving credit line, notes, finance leases, and other
***Includes combined noncash amortization of deferred loan costs and discount on issuance of debt.

Excluding interest expense for derivatives and amortization for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, interest expense increased $6.1 million, or 40.9% and relates to lowered variable SOFR and Prime interest rates paid on our term loan and revolving debt. See “Liquidity and Capital Resources” below for more details on our credit facilities.
Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2023 we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.9 million and for the six months ended June 30, 2022 we recognized equity in earnings from unconsolidated joint ventures of $5.3 million, an decrease of $2.4 million or 45.9%. The decrease was mainly related to the equity in earnings received from our interest in the Arizona Diagnostic Radiology Group joint venture, which was formed in the fourth quarter of 2020.
Income tax expense
We recorded a provision for income tax of $0.5 million, or an effective tax rate of 65.5%, for the six months ended June 30, 2023 compared to a provision for income tax of $4.9 million , or an effective tax rate of 18.1% for the six months ended June 30, 2022. The income tax rates for the three and six months ended June 30, 2023 diverge from the federal statutory rate due to (i) noncontrolling interests due to the controlled partnerships; (ii) effects of state income taxes; (iii) share-based compensation; and (iv) officer's compensation limitations.

AI Segment
Our AI segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with an emphasis on brain, breast, prostate, and pulmonary diagnostics. We are developing our AI segment initially through acquisition activity. The breakdown of revenue and expenses of the segment for the three and six months ended June 30, 2023 and 2022 are as follows:

In Thousands	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Statement of Operations
Revenue	$2,379	$1,557	$822	52.8%	$4,512	$2,156	$2,356	109.2%
Salaries and Wages	$3,955	$4,447	($492)	(11.1)%	$9,088	$7,731	$1,357	17.5%
Stock Compensation	$853	$661	$192	29.0%	$1,510	$1,405	$105	7.5%
Other operating	$1,709	$1,317	$392	29.8%	$3,203	$2,217	$986	44.5%
Depreciation & Amort.	$1,946	$1,762	$184	10.4%	$3,669	$3,074	$595	19.4%
Other operating loss (gain)	($6)	$45	($51)	(113.3)%	($5)	$20	($25)	(125.0)%
Severance	$1,717	—	$1,717	—%	$1,728	—	$1,728	—%
Total operating expenses	$10,174	$8,232	$1,942	23.6%	$19,193	$14,447	$4,746	32.9%
Loss from Operations	($7,795)	($6,675)	($1,120)	16.8%	($14,681)	($12,291)	($2,390)	19.4%
Other expense (income)	$860	($783)	$1,643	(209.8)%	$1,562	($1,287)	$2,849	221.3%
Income before taxes	($8,655)	($5,892)	($2,763)	46.9%	($16,243)	($11,004)	($5,239)	47.6%
Income taxes	($1,899)	($790)	($1,109)	140.4%	($1,369)	($1,458)	$89	(6.1)%
Segment net loss	($6,756)	($5,102)	($1,654)	32.4%	($14,874)	($9,546)	($5,328)	55.8%
Revenues for AI segment increased over the prior year as our Enhanced Breast Cancer Detection program powered by DeepHealth AI has been introduced in the Florida, New Jersey and New York markets. As we ramp up this program and develop additional products for other types of cancers, our expenses have also risen accordingly. We anticipate that our AI segment will continue to generate losses in the near term as we pursue the commercialization of our AI products and expansion of our various cancer detection programs.
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

The following is a reconciliation of GAAP net income attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to RadNet, Inc. common stockholders	$8,369	$7,905	$(12,636)	$10,918
Provision for income taxes	(614)	3,403	521	4,900
Interest expense	16,039	11,385	31,761	22,978
Severance costs	1,870	99	2,004	300
Depreciation and amortization	32,180	28,862	63,495	55,980
Non-cash employee stock-based compensation	4,870	4,693	17,056	15,795
Loss on sale and disposal of equipment and other	77	81	656	1,209
Non-cash change in fair value of interest rate hedge	(4,159)	(6,306)	(66)	(27,125)
Other expenses	40	(7)	1,472	158
Legal settlements	—	—	—	2,197
Contingent Consideration	1,014	—	2,630
Non operational rent expenses	759	1,222	1,718	2,160
Adjusted EBITDA including losses from AI Segment	$60,445	$51,337	$108,611	$89,470

EBITDA Losses from AI Segment	3,285	4,207	7,779	7,792
Adjusted EBITDA excluding losses from AI Segment	$63,730	$55,544	$116,390	$97,262

The following table is a reconciliation of GAAP net income for our AI Segment to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment net loss	$(6,756)	$(5,102)	$(14,874)	$(9,546)
Stock Compensation	853	661	1,510	1,405
Depreciation & Amortization	1,946	1,762	3,669	3,074
Other operating loss	(6)	45	(5)	20
Other expense (income)	860	(791)	1,562	(1,287)
Severance	1,717	—	1,728	—
Interest	—	8	—	—
Income taxes	(1,899)	(790)	(1,369)	(1,458)
Adjusted EBITDA including losses from AI Segment	$(3,285)	$(4,207)	$(7,779)	$(7,792)

Liquidity and Capital Resources
The following table summarizes key balance sheet data related to our liquidity as of June 30, 2023 and December 31, 2022 and income statement data for the six months ended June 30, 2023 and 2022 (in thousands):

Balance Sheet Data:	June 30, 2023	December 31, 2022
Cash and cash equivalents	$356,651	$127,834
Accounts receivable	174,481	166,357
Working capital (exclusive of current operating lease liabilities)	227,961	(41,932)
Stockholders' equity	761,004	491,452

Income statement data for the six months ended June 30,	2023	2022
Total net revenue	$794,279	$696,141
Net income attributable to RadNet common stockholders	(12,636)	10,918

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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash (in thousands) for the six months ended:

Cash Flow Data	June 30, 2023	June 30, 2022
Cash provided by (used in) operating activities	$100,691	$65,744
Cash provided by (used in) investing activities	(105,910)	(95,988)
Cash provided by (used in) financing activities	234,302	(6,625)
Our cash provided by operating activities for the six months ended June 30, 2022 was affected by the non-cash change in fair value of our interest rate hedge of $20.8 million.
Cash used in investing activities for the six months ended June 30, 2023, included purchases of property and equipment for approximately $95.4 million and the acquisition of imaging business and other assets for $10.3 million. As part of our business operations we continually evaluate investment opportunities.

Cash provided by financing activities of $234.3 million for the six months ended June 30, 2023, was due to net proceeds from the issuance of 8,711,250 shares of common stock and payments on our term loan obligations and equipment notes. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financials statements included in this report for more information.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with Truist Bank. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility of $195.0 million. The Truist credit facilities are comprised of a term loan and a revolving credit facility of $50.0 million. As of June 30, 2023, we were in compliance with all covenants under our credit facilities. Deferred financing costs at June 30, 2023, net of accumulated amortization, were $2.0 million and are specifically related to our revolving credit facilities.
Included in our condensed consolidated balance sheets at June 30, 2023 are $856.8 million of total term loan debt (exclusive of unamortized discounts of $11.8 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$710,500	$(10,084)	$700,416
Truist Term Loan	146,250	(1,122)	145,128
Total Term Loans	$856,750	$(11,206)	$845,544

At June 30, 2023, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $7.6 million, we have $187.4 million available for borrowing under our Barclays Credit Facility and $50.0 million available under our Truist Revolving Credit Facility.
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
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for substantially all of our imaging services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar and Hungarian Forint and Pound Sterling. We have Artificial Intelligence operations in the Netherlands, radiology services in the United Kingdom, and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2023, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.3 million in operating expenses.
Interest Rate Sensitivity: We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. Accordingly, our interest expense and consequently, our earnings, are affected by changes in short term interest rates. However due to our purchase of the 2019 Swaps, described below, the effects of interest rate changes are limited.
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the First Lien Term Loans. At June 30, 2023, we had $710.5 million outstanding subject to a SOFR election on First Lien Term Loans and our effective rate plus applicable margin was 8.22%. A hypothetical 1% increase in the SOFR rates under the Restated Credit Agreement would result in an increase of $2.1 million in annual interest expense and a corresponding decrease in income before taxes, as interest rates are above arranged rates on our 2019 Swaps.

At June 30, 2023, we had $146.3 million outstanding subject to an adjusted SOFR election on the Truist Restated Credit and Agreement. We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist Restated Credit and Term Loan Agreement. At June 30, 2023, our effective SOFR rate plus applicable margin was 6.92%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist Restated Credit Agreement would result in an increase of approximately $1.5 million in annual interest expense and a corresponding decrease in income before taxes.

In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 Swaps are intended to secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They will mature in October 2023 for the smaller notional and October 2025 for the larger notional. Under these arrangements, we arranged the 2019 Swaps with locked in 1 month Term SOFR rates at 1.89% for the $100,000,000 notional and at 1.98% for the $400,000,000 notional. As of the effective date, we will be liable for premium payments if interest rates decline below arranged rates, but will receive payments under the 2019 Swaps if interest rates rise above the arranged rates.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2023 we settled the General Holdback liabilities as part of our purchase of all the outstanding stock of Aidence Holding B.V. by issuing 144,227 shares of our common stock. The shares were ascribed a value of $4.0 million. The shares of common stock were issued without registration on the basis of the exemption for private placement provided by Section 4(a)(2) under the Securities Act.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended June 30, 2023, our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
ITEM 6. Exhibits

Exhibit Number	Description

10.1	Underwriting Agreement, dated June 13, 2023 among RadNet, Inc. and Jefferies LLC and Raymond James & Associates, Inc., as representatives of the several underwriters named therein.

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: August 9, 2023	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)