Form 10-Q
period 2023-09-30
RadNet, Inc.
filed 2023-11-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on November 6, 2023 was 67,894,705 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$337,884	$127,834
Accounts receivable	167,736	166,357
Due from affiliates	24,848	18,971
Prepaid expenses and other current assets	48,204	54,022
Total current assets	578,672	367,184
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	577,227	565,961
Operating lease right-of-use assets	613,164	603,524
Total property, equipment and right-of-use assets	1,190,391	1,169,485
OTHER ASSETS
Goodwill	676,376	677,665
Other intangible assets	91,833	106,228
Deferred financing costs	1,803	2,280
Investment in joint ventures	94,472	57,893
Deposits and other	54,478	53,172
Total assets	$2,688,025	$2,433,907
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$302,086	$369,595
Due to affiliates	24,448	23,100
Deferred revenue	5,176	4,021
Current operating lease liability	59,324	57,607
Current portion of notes payable	16,043	12,400
Total current liabilities	407,077	466,723
LONG-TERM LIABILITIES
Long-term operating lease liability	614,038	604,117
Notes payable, net of current portion	844,302	839,344
Deferred tax liability, net	16,645	9,256
Other non-current liabilities	9,805	23,015
Total liabilities	1,891,867	1,942,455
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 67,848,209 and 57,723,125 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7	6
Additional paid-in-capital	714,910	436,288
Accumulated other comprehensive loss	(18,297)	(20,677)
Accumulated deficit	(77,719)	(82,622)
Total RadNet, Inc.'s stockholders' equity	618,901	332,995
Noncontrolling interests	177,257	158,457
Total equity	796,158	491,452
Total liabilities and equity	$2,688,025	$2,433,907

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Service fee revenue	$361,927	$312,043	$1,078,265	$931,819
Revenue under capitation arrangements	40,041	38,001	117,982	114,366
Total service revenue	401,968	350,044	1,196,247	1,046,185
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	341,635	313,943	1,038,647	934,757
Depreciation and amortization	32,210	29,229	95,705	85,209
(Gain) on contribution of imaging centers into joint venture	(16,808)	—	(16,808)	—
Loss (gain) on sale and disposal of equipment and other	527	(247)	1,183	962
Severance costs	1,153	195	3,157	496
Total operating expenses	358,717	343,120	1,121,884	1,021,424
INCOME (LOSS) FROM OPERATIONS	43,251	6,924	74,363	24,761

OTHER INCOME AND EXPENSES
Interest expense	16,115	12,420	47,876	35,398
Equity in earnings of joint ventures	(1,084)	(3,085)	(3,935)	(8,350)
Non-cash change in fair value of interest rate hedge	1,015	(12,451)	949	(39,576)
Other (income) expenses	(4,081)	1,405	(2,609)	1,562
Total other expense (income)	11,965	(1,711)	42,281	(10,966)
INCOME (LOSS) BEFORE INCOME TAXES	31,286	8,635	32,082	35,727
(Provision for) Benefit from income taxes	(7,220)	(2,188)	(7,741)	(7,087)
NET INCOME (LOSS)	24,066	6,447	24,341	28,640
Net income attributable to noncontrolling interests	6,526	5,779	19,437	17,055
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$17,540	$668	$4,904	$11,585

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.26	$0.01	$0.08	$0.21

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.25	$0.01	$0.08	$0.19
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	67,793,404	56,744,419	62,113,707	56,041,017
Diluted	68,809,818	57,651,761	63,221,251	57,036,417
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$24,066	$6,447	$24,341	$28,640
Foreign currency translation adjustments	(4,035)	(6,000)	(385)	(12,031)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	921	924	2,765	2,771
COMPREHENSIVE INCOME (LOSS)	20,952	1,371	26,721	19,380
Less comprehensive income attributable to noncontrolling interests	6,526	5,779	19,437	17,055
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$14,426	$(4,408)	$7,284	$2,325
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended September 30, 2023 and September 30, 2022.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - JUNE 30, 2023	67,669,564	$7	$703,593	$(15,183)	$(95,258)	$593,159	$167,845	$761,004
Issuance of common stock upon exercise of options	3,424	—	21	—	—	21	—	21
Issuance of common stock under the equity compensation plan	3,447	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	1,871	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,326	—	—	4,326	—	4,326
Issuance of common stock, net of issuance costs	—	—	(370)	—	—	(370)	—	(370)
Issuance of common stock in connection with acquisitions	169,903	—	5,123	—	—	5,123	—	5,123
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	2,217	—	—	2,217	—	2,217
Contribution from noncontrolling partner	—	—	—	—	—	—	2,885	2,885
Change in cumulative foreign currency translation adjustment	—	—	—	(4,035)	—	(4,035)	—	(4,035)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	921	—	921	—	921
Other	—	—	—	—	(1)	(1)	1	—
Net income (loss)	—	—	—	—	17,540	17,540	6,526	24,066
BALANCE-SEPTEMBER 30, 2023	67,848,209	$7	$714,910	$(18,297)	$(77,719)	$618,901	$177,257	$796,158

BALANCE - JUNE 30, 2022	57,303,565	$5	$419,136	$(24,603)	$(82,355)	$312,183	$139,202	$451,385
Issuance of common stock under the equity compensation plan	2,500	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	7,175	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,362	—	—	3,362	—	3,362
Adjustment for shares returned/forfeited	(22,484)	—	(45)	—	—	(45)	—	(45)
Sale of noncontrolling interests, net of taxes	—	—	1,916	—	—	1,916	—	1,916
Contributions from noncontrolling partner	—	—	—	—	—	—	404	404
Change in cumulative foreign currency translation adjustment	—	—	—	(6,000)	—	(6,000)	—	(6,000)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	924	—	924	—	924
Other	—	—	—	(1)	(1)	(2)	(1)	(3)
Net income (loss)	—	—	—	—	668	668	5,779	6,447
BALANCE-SEPTEMBER 30, 2022	57,290,756	$5	$424,369	$(29,680)	$(81,688)	$313,006	$145,384	$458,390

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the nine months ended September 30, 2023 and September 30, 2022.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2022	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452
Issuance of common stock upon exercise of options	8,424	—	72	—	—	72	—	72
Issuance of common stock under the equity compensation plan	1,069,324	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	21,956	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	21,381	—	—	21,381	—	21,381
Issuance of common stock, net of issuance costs	8,711,250	1	245,831	—	—	245,832	—	245,832
Issuance of common stock in connection with acquisitions	314,130	—	9,123	—	—	9,123	—	9,123
Contribution from noncontrolling partner	—	—	—	—	—	—	2,885	2,885
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,523)	(3,523)
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	2,217	—	—	2,217	—	2,217
Change in cumulative foreign currency translation adjustment	—	—	—	(385)	—	(385)	—	(385)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	2,765	—	2,765	—	2,765
Other	—	—	(2)	—	(1)	(3)	1	(2)
Net income (loss)	—	—	—	—	4,904	4,904	19,437	24,341
BALANCE-SEPTEMBER 30, 2023	67,848,209	$7	$714,910	$(18,297)	$(77,719)	$618,901	$177,257	$796,158

BALANCE - DECEMBER 31, 2021	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157
Issuance of common stock under the equity compensation plan	685,577	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	973,144	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	18,856	—	—	18,856	—	18,856
Issuance of common stock for sale of unregistered securities for acquisition	2,106,292	—	56,470	—	—	56,470	—	56,470
Forfeiture of restricted stock	(22,484)	—	(45)	—	—	(45)	—	(45)
Sale of noncontrolling interests, net of taxes	—	—	6,498	—	—	6,498	—	6,498
Contribution from noncontrolling partner	—	—	—	—	—	—	11,077	11,077
Change in cumulative foreign currency translation adjustment	—	—	—	(12,031)	—	(12,031)	—	(12,031)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes				2,771		2,771	—	2,771
Other	—	—	(2)	1	(1)	(2)	(1)	(3)
Net income (loss)	—	—	—	—	11,585	11,585	17,055	28,640
BALANCE-SEPTEMBER 30, 2022	57,290,756	$5	$424,369	$(29,680)	$(81,688)	$313,006	$145,384	$458,390
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,341	$28,640
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,705	85,209
Amortization of operating lease right-of-use assets	47,542	51,573
Equity in earnings of joint ventures, net of dividends	5,012	(8,350)
Amortization of deferred financing costs and loan discount	2,240	1,943
(Gain) on contribution of imaging centers into joint venture	(16,808)	—
(Gain) loss on sale and disposal of equipment and other	1,183	962
Amortization of cash flow hedge, net of taxes	2,765	2,771
Non-cash change in fair value of interest rate hedge	949	(39,576)
Stock-based compensation	21,380	19,112
Loss on impairment	3,949	—
Change in fair value of contingent consideration	(4,112)	(329)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(1,379)	(36,686)
Other current assets	5,754	(4,934)
Other assets	(16,641)	3,738
Deferred taxes	7,389	8,955
Operating lease liability	(43,390)	(49,597)
Deferred revenue	1,155	(7,809)
Accounts payable, accrued expenses and other	(5,091)	37,148
Net cash provided by (used in) operating activities	131,943	92,770
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging centers and other acquisitions	(10,915)	(26,009)
Purchase of property and equipment	(136,537)	(98,606)
Proceeds from sale of equipment	82	3,008
Equity contributions in existing and purchase of interest in joint ventures	(5,453)	(1,441)
Net cash provided by (used in) investing activities	(152,823)	(123,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,929)	—
Payments on term loan debt	(11,062)	(9,938)
Proceeds from sale of economic interest in majority owned subsidiary, net of taxes	5,102	—
Distributions paid to noncontrolling interests	(3,523)	—
Payments on contingent consideration	(3,390)	—
Proceeds from issuance of common stock, net of issuance costs	245,831	—
Proceeds from issuance of common stock upon exercise of options	72	—
Net cash provided by (used in) financing activities	231,101	(9,938)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(171)	616
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	210,050	(39,600)
CASH AND CASH EQUIVALENTS, beginning of period	127,834	134,606
CASH AND CASH EQUIVALENTS, end of period	$337,884	$95,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$59,421	$30,251
Cash paid during the period for income taxes	$225	$560
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $50.2 million and $61.0 million during the nine months ended September 30, 2023 and 2022, respectively, which were not paid for as of September 30, 2023 and 2022, respectively. The offsetting amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On September 20, 2023, we issued 56,600 shares to settle the stock contingent liabilities as part of our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $1.6 million.
On September 1, 2023, we made a contribution to our joint venture Santa Monica Imaging Group, LLC of $32.0 million in equipment and other assets. We recorded an offset to due from affiliates of $9.8 million to reduce our overall investment to $22.2 million.
On July 7, 2023, we issued 113,303 shares to settle the stock holdback contingent liabilities as part of our purchase of Quantib B.V.. The shares were ascribed a value of $3.5 million.
On April 30, 2023, we issued 144,227 shares to settle the general holdback contingent liabilities as part of our purchase of Aidence Holding B.V.. The shares were ascribed a value of $4.0 million.
On February 1, 2023, we issued a promissory note in the amount of $19.8 million to acquire radiology equipment previously leased under operating leases.
On January 20, 2022, we issued 1,141,234 shares to complete our purchase of Aidence Holding B.V. The shares were ascribed a value of $30.6 million.
On January 20, 2022, we issued 965,058 shares to complete our purchase of Quantib B.V. The shares were ascribed a value of $25.9 million.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At September 30, 2023, we operated directly or indirectly through joint ventures with hospitals, 366 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting. In June 2023, we closed on a public offering of 8,711,250 shares of our common stock at a price to the public of $29.75 per share. The gross proceeds as a result of this public offering was $259.2 million before underwriting discounts, commissions, and expenses totaling $13.4 million.

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

The Group on a combined basis recognized $51.3 million and $48.9 million of revenue, net of management services fees to RadNet, for the three months ended September 30, 2023 and 2022, respectively and $51.3 million and $48.9 million of operating expenses for the three months ended September 30, 2023 and 2022, respectively. RadNet recognized $214.7 million and $190.6 million of total billed net service fee revenue for the three months ended September 30, 2023, and 2022, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The Group on a combined basis recognized $151.5 million and $141.4 million of revenue, net of management services fees to RadNet, for the nine months ended September 30, 2023 and 2022, respectively and $151.5 million and $141.4 million of operating expenses for the nine months ended September 30, 2023 and 2022, respectively. RadNet recognized $638.3 million and $584.0 million of total billed net service fee revenue for the nine months ended September 30, 2023, and 2022, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, we have included approximately $95.6 million and $110.3 million, respectively, of accounts receivable and approximately $17.3 million and $14.4 million of accounts payable and accrued liabilities related to the Group, respectively.

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

We also own a 49% economic interest in ScriptSender, LLC, which provides secure data transmission services of medical information. Through a management agreement, RadNet provides management and accounting services and receives an agreed upon fee. ScriptSender, LLC is dependent on RadNet to finance its own activities, and as such we determined that it is a VIE but we are not a primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance. We have continued to finance ScriptSender during it's development phase and our maximum exposure to loss is $2.8 million, which represents our receivable balance from the entity. Maximum exposure to loss is the loss that we would absorb in the event that all of the assets of ScriptSender are deemed worthless. We paid operating expenses for the venture of $0.8 million and $0.5 million for the three months ended September 30, 2023, and September 30, 2022, respectively and $1.9 million and $1.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2023 and 2022 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2022.
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
REVENUES - Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period when our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the fees for the services provided are dependent upon the terms provided by Medicare and Medicaid, or negotiated with managed care health plans and commercial insurance companies. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
As it relates to the Group, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by the Group as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to others centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.
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
Our total service revenues during the three and nine months ended September 30, 2023 and 2022 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023		2022
Commercial insurance	$223,555	$189,634	$665,604		$573,259
Medicare	91,886	78,034	267,955		226,827
Medicaid	10,742	9,669	30,882		28,456
Workers' compensation/personal injury	9,952	13,200	35,478		38,785
Other patient revenue	10,664	7,646	30,793		22,334
Management fee revenue	3,957	6,099	12,203		17,199
Teleradiology and Software revenue	2,111	3,430	7,327		9,849
Other	6,173	3,431	20,625		12,054
Revenue under capitation arrangements	40,041	38,001	117,982		114,366
Imaging Center Segment Revenue	399,081	349,144	1,188,849	1188849000	1,043,129
AI Segment Revenue	2,887	900	7,398		3,056
Total service revenue	$401,968	$350,044	$1,196,247		$1,046,185

GOVERNMENT ASSISTANCE: COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020. As part of the CARES act, we received $39.6 million total of accelerated Medicare payments which were recorded to deferred revenue in our consolidated balance sheet and are being applied to revenue as services are performed. Through September 30, 2023, $38.6 million of the accelerated Medicare payments have been applied to revenue.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $14.7 million and $15.4 million at September 30, 2023 and December 31, 2022, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $1.8 million and $2.3 million, as of September 30, 2023 and December 31, 2022, respectively. See Note 6, Credit Facilities and Notes Payable for more information.
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
GOODWILL - Goodwill at September 30, 2023 totaled $676.4 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2022, noting no impairment. Activity in goodwill for the nine months ended September 30, 2023 is provided below (in thousands):

	Imaging Center	Artificial Intelligence	Total
Balance as of December 31, 2022	606,483	$71,182	$677,665
Goodwill from acquisitions	6,473	—	6,473
Valuation adjustment	1,603	—	1,603
Currency translation	223	(353)	(130)
Contribution of imaging centers	(9,235)	—	(9,235)
Balance as of September 30, 2023	$605,547	$70,829	$676,376
INTANGIBLE ASSETS - The components of intangible assets, both finite and indefinite, along with annual amortization expense that will be recorded over the next five years at September 30, 2023 and December 31, 2022 are as follows (in thousands):
As of September 30, 2023:

	2023*	2024	2025	2026	2027	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$572	$2,287	$2,287	$2,287	$2,287	$8,958	$18,678	8.2
Covenant not to compete and other contracts	339	941	692	406	122	42	2,542	3.4
Customer Relationships	181	1,202	1,070	949	749	10,966	15,117	17.8
Patent and Trademarks	77	316	315	316	316	398	1,738	5.6
Developed Technology & Software	1,714	6,657	6,657	6,617	6,083	5,392	33,120	5.8
Trade Names amortized	19	77	77	77	77	89	416	5.5
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	13,122	13,122	—
Total Annual Amortization	$2,902	$11,480	$11,098	$10,652	$9,634	$46,067	$91,833

*Excluding the nine months ended September 30, 2023

As of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$8,958	$20,393	8.9
Covenant not to compete and other contracts	1,319	891	642	356	72	40	3,320	3.1
Customer Relationships	1,244	1,244	1,112	991	816	12,396	17,803	18.6
Patent and Trademarks	298	298	298	298	298	322	1,812	6.4
Developed Technology & Software	6,297	6,297	6,297	6,257	5,722	7,196	38,066	6.7
Trade Names amortized	305	77	77	77	77	89	702	4.5
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	17,032	17,032	—
Total Annual Amortization	$11,750	$11,094	$10,713	$10,266	$9,272	$53,133	$106,228
Total intangible asset amortization expense was $8.9 million and $7.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.
On September 30, 2023, we determined that an In-process Research and Development ("IPR&D") nonamortized intangible asset related to Aidence's Ai Veye Lung Nodule and Veye Clinic would not receive FDA approval for sale in the US without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million within Cost of operations in our Consolidated Statements of Operations. The estimated fair value of the IPR&D intangible asset was determined using the multi-period excess earnings method under the income approach, which estimates the present value of the free cash flows associated with the asset and tax amortization benefit to arrive at the fair value of the asset. We have not identified any other indicators of impairment through September 30, 2023.
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
We recorded an income tax expense (benefit) of $7.2 million, or an effective tax rate of 23.1%, for the three months ended September 30, 2023 and $2.2 million, or an effective tax rate of 25.3% for the three months ended September 30, 2022. We recorded income tax expense of $7.7 million, or an effective tax rate of 24.1%, for the nine months ended September 30, 2023 and $7.1 million, or an effective tax rate of 19.8% for the nine months ended September 30, 2022.
The income tax rates for the three and nine months ended September 30, 2023 diverge from the federal statutory rate due to benefits related to (i) noncontrolling interests from controlled partnerships, (ii) foreign tax rate differentials, (iii) reversal of uncertain tax positions due to statute of limitation expiration, and (iv) release of state valuation allowances, offset by (i) effects of state income taxes and related prior year adjustments, (ii) share-based compensation, (iii) officer's compensation limitations, and (v) partial valuation allowance on losses in foreign jurisdictions.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of September 30, 2023. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
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
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in other comprehensive income (loss). The components of other comprehensive income (loss) for the three and nine months ended September 30, 2023 and September 30, 2022 are included in the consolidated statements of comprehensive income (loss).
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
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive income (loss) of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended September 30, 2023
Account	June 30, 2023 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	September 30, 2023 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(13,357)	$—	$921	$(12,436)	Equity

For the nine months ended September 30, 2023
Account	December 31, 2022 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	September 30, 2023 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(15,201)	$—	$2,765	$(12,436)	Equity

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended September 30, 2023
Ineffective interest rate swap	Amount of loss recognized in income on derivative (current period ineffective portion)	Location of loss recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$(1,015)	Other income (expense)	$(921)	Interest Expense

For the nine months ended September 30, 2023
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$(949)	Other income (expense)	$(2,765)	Interest Expense

See Fair Value Measurements section below for the fair value of the 2019 Swaps at September 30, 2023.
CONTINGENT CONSIDERATION -
Aidence Holding B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening. As part of the purchase agreement, we agreed to pay up to $10.0 million consideration upon the completion of two identified milestones in RadNet common shares or cash at our election. This contingency had a value of approximately $7.2 million at June 30, 2023. The amount was reviewed quarterly and adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of meeting the milestones which were tied to FDA approval of artificial intelligence screening solutions. On September 30, 2023, we determined that the milestones could not be achieved under the contractual terms of the stock purchase agreement because the original submissions of artificial intelligence screening solutions did not receive regulatory clearance. A new submission would required; and therefore, the probability of the milestones became zero. Accordingly, management recorded a contingency gain of $7.2 million against Cost of operations in our Consolidated Statements of Operations. In addition, there was a general holdback of $4.0 million for any indemnification claims, which was settled on April 30, 2023 by the issuance of 144,227 shares of our common stock.
Quantib B.V.
On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise centered on prostate cancer screening. As part of the purchase agreement, we agreed to issue 18 months after acquisition, 113,303 shares of our common stock with an initial fair value at the date of close of $3.0 million subject to adjustment for any indemnification claims and will be adjusted to fair value in subsequent periods. In addition, there is a general holdback of $1.6 million to be issued in cash subject to adjustment for any indemnification claims. On July 7, 2023, we settled the stock holdback contingent liabilities by issuing 113,303 shares of our common stock at an ascribed value of $3.5 million and also settled the general holdback for $1.6 million in cash.
Montclair
On October 1, 2022, we completed our acquisition of Montclair Radiological Associates. As part of the purchase agreement, we recorded $1.2 million in contingent consideration to be determined by obtaining specific EBITDA targets within a defined time frame. On June 30, 2023 we settled the contingent consideration liability and recognized a gain of $1.2 million.
Heart and Lung Imaging Limited
On November 1, 2022, we completed our acquisition of 75% of the equity interests of Heart and Lung Imaging Limited. The purchase included $10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims, which will be adjusted to fair value in subsequent periods. The milestone contingency had a value of approximately $11.1 million as of September 30, 2023. The contingent consideration is determined by the achievement of a specific number of physician reads. On September 20, 2023, we settled a milestone contingent liability by issuing 56,600 shares of our common stock at an ascribed value of $1.6 million and cash of $1.8 million.
A tabular rollforward of contingent consideration is as follows (amounts in thousands):

For the three months ended September 30, 2023
Entity	Account	June 30, 2023 Balance	Settlement of contingent consideration	Change in valuation of Contingent Consideration	Currency Translation	September 30, 2023 Balance
Aidence	Other Long Term Liabilities	$7,191	$—	$(7,191)	$—	$—
Quantib	Accrued Expenses & Other Long Term Liabilities	$5,271	$(5,110)	$(161)	$—	$—
Heart and Lung Limited	Accrued Expenses & Other Long Term Liabilities	$14,358	$(3,402)	$915	$(772)	$11,099

For the nine months ended September 30, 2023
Entity	Account	January 1, 2023 Balance	Settlement of contingent consideration	Change in valuation of Contingent Consideration	Currency Translation	September 30, 2023 Balance
Aidence	Other Long Term Liabilities	11,158	(4,000)	$(7,158)	$—	$—
Quantib	Accrued Expenses & Other Long Term Liabilities	3,709	(5,110)	$1,401	$—	$—
Montclair	Accrued Expenses	1,200	—	$(1,200)	$—	$—
Heart and Lung Limited	Accrued Expenses & Other Long Term Liabilities	11,656	(3,402)	$2,906	$(61)	$11,099

See Fair Value Measurements section below for the fair value of contingent consideration at September 30, 2023.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$22,354	$—	$22,354

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$23,302	$—	$23,302
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
Contingent Consideration:
The table below summarizes the estimated fair values of contingencies and holdback relating to our Heart and Lung Imaging Limited acquisition on November 1, 2022 that are subject to fair value measurements and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
Heart and Lung Imaging Limited	$—	$—	$11,099	$11,099

The estimated fair value of these liabilities was determined using Level 3 inputs. For Heart Lung Imaging Limited the contingent consideration is determined by the achievement of a specific number of physician reads. As significant inputs for the contingent consideration of Heart Lung Imaging Limited are not observable and cannot be corroborated by observable market data they are classified as Level 3.
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and Truist Term Loan	$—	$850,405	$—	$850,405	$853,063

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
First Lien Term Loans and Truist Term Loan	$—	$843,594	$—	$843,594	$864,125

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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023		2022
Net income attributable to RadNet, Inc.'s common stockholders	$17,540	$668	$4,904		$11,585

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	67,793,404	56,744,419	62,113,707		56,041,017
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.26	$0.01	$0.08		$0.21

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	67,793,404	56,744,419	62,113,707		56,041,017
Add non-vested restricted stock subject only to service vesting	217,238	179,268	202,082		141,492
Add additional shares issuable upon exercise of stock options and contingently issuable shares	799,176	728,074	905,462		853,908
Weighted average number of common shares used in calculating diluted net income per share	68,809,818	57,651,761	63,221,251		57,036,417
Changes in FV associated with contingently issuable shares	$—	$—	$—		$(586)
Net income attributable to RadNet, Inc's common stockholders for diluted share calculation	$17,540	$668	$4,904	$—	$10,999
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.25	$0.01	$0.08		$0.19

Earnings per share disclosures:
Fair value change for contingently issuable shares excluded from the computation of diluted per share amounts as its effect would be antidilutive	$—	$278	$—		$—

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	—	—	—		—
Shares issuable upon the exercise of stock options	88,600	84,885	761,708		67,289
Shares issuable subject to satisfaction of certain contingencies	—	113,303	—		—
Weighted average shares for which the exercise price exceeds average market price of common stock	—	83,972	94,346		73,094
Contingently issuable shares	—	—	193,207		—

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

As of September 30, 2023, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of September 30, 2023.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to an additional 80,000 preferred shares on October 11, 2019. No observable price changes or impairment in our investment was identified as of September 30, 2023.
WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of its operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of September 30, 2023.
INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of September 30, 2023.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2023 (in thousands):

Balance as of December 31, 2022	$57,893
Equity in earnings in these joint ventures	3,935
Distribution of earnings	(8,540)
Equity contributions in existing joint ventures	41,184
Balance as of September 30, 2023	$94,472
We charged management service fees from the centers underlying these joint ventures of approximately $3.9 million and $6.1 million for the three months ended September 30, 2023 and 2022 and $12.2 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2023 and December 31, 2022 and income statement data for the nine months ended September 30, 2023 and 2022 (in thousands):

Balance Sheet Data:	September 30, 2023	December 31, 2022
Current assets	$44,605	$39,304
Noncurrent assets	176,527	134,694
Current liabilities	(42,486)	(29,588)
Noncurrent liabilities	(73,770)	(37,952)
Total net assets	$104,876	$106,458

Income statement data for the nine months ended September 30,	2023	2022
Net revenue	$129,020	$107,241
Net income	$7,906	$17,034

 Formation of majority owned subsidiary and sale of economic interest

Los Angeles Imaging Group, LLC
On September 1, 2023 we formed a wholly-owned subsidiary, Los Angeles Imaging Group, LLC ("LAIG"). The operation offers multi-modality imaging services out of three locations in Los Angeles, California. We contributed the operations of 3 centers to the subsidiary. Cedars-Sinai Medical Center ("CSMC") purchased from us a 35% noncontrolling economic interest in LAIG for a cash payment of $5.9 million. As a result of the transaction, we retain a 65% controlling economic interest in LAIG.

Joint venture Investment Contribution
Santa Monica Imaging Group, LLC
On April 1, 2017, we formed in conjunction with CSMC, the Santa Monica Imaging Group, LLC ("SMIG"), consisting of two multi-modality imaging centers located in Santa Monica, CA with RadNet holding a 40% economic interest and CSMC holding a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from us an additional 5% economic interest in SMIG and as a result our economic interest in SMIG was reduced to 35%. On September 1, 2023, RadNet contributed an additional multi-modality imaging center and a newly constructed imaging center located in Beverly Hills, CA valued at $27.2 million and purchased an additional 6% interest economic interest in SMIG for cash payment of $5.2 million. Simultaneously, CSMC contributed five additional multi-modality imaging centers located in Santa Monica, CA. As a result of the transaction, our economic interest in SMIG has been increased to 49%. We recorded a gain of $16.8 million, within (Gain) on contribution of imaging centers into joint venture in our Consolidated Statements of Operations. The related gain on disposal of business was calculated as the difference between the sales price and carrying value of such imaging centers which included equipment, other assets, accrued liabilities, and an allocation of goodwill to such imaging centers. Concurrently, we made additional capital contributions of $8.5 million to the joint venture in the form of construction-in-progress. We accounted for the transaction as an adjustment to our equity investment for the value of the assets contributed.
In determining the fair value of the imaging centers contributed to SMIG, we used an income approach which is considered a level 3 valuation technique. See Fair Value Measurements above for further detail on the valuation hierarchy. Key assumptions used in measuring the fair value are financial forecasts and a discount rate. We also utilized the cash paid for an additional interest in the joint venture to substantiate the fair value of the contributed assets.
NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS

Recently Issued Accounting Pronouncements

We monitor new accounting pronouncements issued by the FASB and do not believe any accounting pronouncements issued through the date of this report will have a material impact on our financial statements.

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment
During the nine months ended September 30, 2023, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California, Delaware and New York markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
C.C.D.G.L.R. & S Services Inc.	1/1/2023	3,500	435	1,689	3,015	50	—	(1,689)
Southern California Diagnostic Imaging, Inc.	1/1/2023	$1,815	466	1,184	1,272	50	27	(1,184)
Inglewood Imaging Center, LLC	2/1/2023	2,600	877	1,188	1,658	50	15	(1,188)
Ramapo Radiology Associates, P.C.	2/1/2023	$2,000	1,663	3,775	229	100	8	(3,775)
Madison Radiology Medical Group, Inc.	4/1/2023	$250	100	—	150	—	—	—
Delaware Diagnostic Imaging, P.A.	8/1/2023	600	401	337	149	50	—	(337)
Total		10,765	3,942	8,173	6,473	300	50	(8,173)

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
The table below presents segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Imaging Centers	$399,081	$349,144	$1,188,849	$1,043,129
AI	2,887	900	7,398	3,056
Total revenue	$401,968	$350,044	$1,196,247	$1,046,185

Cost of Operations
Imaging Centers	$339,102	$307,868	$1,022,310	$917,329
AI	2,533	6,075	16,337	17,428
Total cost of operations	$341,635	$313,943	$1,038,647	$934,757

Depreciation and Amortization:
Imaging Centers	$30,379	$27,590	$90,204	$80,496
AI	1,831	1,639	5,501	4,713
Total depreciation and amortization	$32,210	$29,229	$95,705	$85,209

(Gain) Loss on contribution of imaging centers into joint venture:
Imaging Centers	$(16,808)	$—	$(16,808)	$—
AI	—	—	—	—
Total (gain) loss on contribution of imaging centers into joint venture	$(16,808)	$—	$(16,808)	$—

(Gain) Loss on Disposal of Equipment:
Imaging Centers	$524	$(253)	$1,185	$936
AI	3	6	(2)	26
Total (gain) loss on disposal of equipment	$527	$(247)	$1,183	$962

Severance
Imaging Centers	$1,141	$187	$1,417	$488
AI	12	8	1,740	8
Total severance	$1,153	$195	$3,157	$496

Income (Loss) from Operations
Imaging Centers	$44,743	$13,752	$90,541	$43,880
AI	(1,492)	(6,828)	(16,178)	(19,119)
Total income (loss) from operations	$43,251	$6,924	$74,363	$24,761

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE
As of September 30, 2023 and December 31, 2022 our term loan debt and other obligations are as follows (in thousands):

	September 30, 2023	December 31, 2022
First Lien Term Loans collateralized by RadNet's tangible and intangible assets	$708,688	$714,125
Discount on First Lien Term Loans	(9,563)	(11,127)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	144,375	150,000
Discount on Truist Term Loan Agreement	(1,056)	(1,524)
Equipment notes payable at 6.0%, due 2028, collateralized by medical equipment	17,901	—
Total debt obligations	860,345	851,474
Less: current portion	(16,043)	(12,400)
Long term portion debt obligations	$844,302	$839,074
We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at September 30, 2023 and have reserved $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays Revolving Credit Facility was available to draw upon as of September 30, 2023. We also had no balance under our $50.0 million Truist Revolving Credit Facility related to our consolidated subsidiary NJIN at September 30, 2023, and with no letters of credit reserved against the facility, the full amount was available to draw upon. At September 30, 2023, we were in compliance with all covenants under our credit facilities. On February 1, 2023, we issued a promissory note in the amount of $19.8 million to acquire radiology equipment previously leased under operating leases.
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
Truist: Second Amended and Restated Revolving Credit and Term Loan Agreement
On October 7, 2022, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Restated Credit and Term Loan Agreement") which provides for a $150.0 million of a secured term loan (the "Truist Term Loan") and a $50.0 million secured revolving credit facility (the "Truist Revolving Credit Facility"). Both loans were secured by our simultaneous entry into the Second Amended and Restated Guaranty and Security Agreement on the same date. The proceeds were used to refinance the outstanding balance under our prior term loan agreement and provide funding for current and future operations. Total costs of the Restated Credit and Term Loan Agreement amounted to approximately $2.7 million segregated as follows: $2.0 million capitalized to discount and deferred finance cost and $0.7 million expensed to loss on extinguishment of debt and related expenses in other expense. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Restated Credit and Term Loan Agreement.
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
Under the Amendment, effective March 31, 2023, the First Lien Term Loans under the Restated Credit Agreement bears interest either at a SOFR or an Alternate Base Rate (in each case, as defined in the Amendment) plus an applicable margin. The applicable margin for the SOFR and Alternate Base Rate First Lien Term Loans under the Amendment is 3.00% and 2.00%, respectively. At September 30, 2023, we have an effective SOFR of 8.32% ,with an applicable credit spread adjustment of 0.11448%, and an Alternate Base Rate of 10.5%, respectively.
The Restated Credit Agreement provides for quarterly payments of principal for the First Lien Term Loan in the amount of approximately $1.8 million. The First Lien Term Loans will mature on April 23, 2028 unless otherwise accelerated under the terms of the Restated Credit Agreement.
Truist Term Loan:
The Truist Term Loan currently bears interest at a three month SOFR election of 5.33% plus an applicable margin and fees based on Pricing Level IV described above.
The scheduled amortization of the Truist Term Loan began March 31, 2023 with quarterly payments of $1.9 million, representing 1.00% of the original principal balance. At scheduled intervals, the quarterly amortization increases by $0.9 million, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Restated Credit and Term Loan Agreement.

Revolving Credit Facilities

Associated with both the Barclays and Truist Revolving Credit Facilities are deferred financing costs, net of accumulated amortization, of $1.8 million at September 30, 2023.
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

As of September 30, 2023, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 5.50%.

For letters of credit issued under the Barclays Revolving Credit Facility, letter of credit fees accrue at the applicable margin for SOFR revolving loans which is currently 3.00% and fronting fees accrue at 0.125% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the Restated Credit Agreement. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.
The Barclays Revolving Credit Facility will terminate on April 23, 2026 unless otherwise accelerated in accordance with the terms of the Restated Credit Agreement.

Truist Revolving Credit Facility:

Associated with the Truist Revolving Credit Facility of $50.0 million are deferred financing costs, net of accumulated amortization, of $0.6 million at September 30, 2023. As of September 30, 2023, NJIN had no borrowings under the Truist Revolving Credit Facility.

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

The following summarizes all of our option transactions for the nine months ended September 30, 2023:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2022	678,914	$15.72
Granted	261,220	18.64
Exercised	(8,424)	8.46
Balance, September 30, 2023	931,710	16.61	6.47	$11,056,189
Exercisable at September 30, 2023	673,108	14.76	5.51	9,215,097
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2023 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on September 30, 2023. As of September 30, 2023, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.9 million, which is expected to be recognized over a weighted average period of approximately 1.53 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of September 30, 2023, total unrecognized stock based compensation expense related to non-vested DeepHealth options was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.35 years

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance December 31, 2022	116,982	$—
Exercised	(21,956)	—
Balance, September 30, 2023	95,026	—	6.04	$2,678,783
Exercisable at September 30, 2023	88,600	—	6.04	2,497,634
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards ("RSAs")
The Restated Plan permits the award of RSAs and the following summarizes all unvested RSA’s activities during the nine months ended September 30, 2023:

	RSAs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs unvested at December 31, 2022	536,767		$23.84
Changes during the period
Granted	812,852		$21.21
Vested	(778,486)		$22.08
Forfeited or Canceled	(3,599)		$26.44
RSAs unvested at September 30, 2023	567,534	1.30	$22.57
We determine the fair value of all RSAs based on the closing price of our common stock on the award date.

Other stock bonus awards
The Restated Plan also permits share awards not subject to any future service period. These are valued and expensed based on the closing price of our common stock on the date of award. During the nine months ended September 30, 2023, 10,765 shares were issued with a value of $0.2 million.
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
In January 2023, we granted certain employees PSUs with a target award of 60,685 shares of our common stock. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2023 through December 31, 2023. As of September 30, 2023, 121,370 shares are expected to vest.
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
In January 2023, we granted certain employees PSOs with a potential to option a maximum of 235,227 shares of our common stock. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 235,227 shares) depending upon the extent to which we achieve a performance condition as determined the board of directors over the period from January 1, 2023 through December 31, 2023. As of September 30, 2023, 235,227 shares are expected to vest.
AI Long Term Incentive Plan shares ("AI LTIPs")
In addition, we issue stock-based compensation to certain employees in our AI segment in the form of Stock Units and Restricted Stock Awards, subject to certain restrictions. The awards represent a form of long term incentive and are reflective of a general practice within the software industry. The units and shares vest ratably over a two to four year period, conditioned on continued employment through the vesting periods. We determine the fair value of all AI LTIPs based on the closing price of our common stock on the award date. The following summarizes all unvested AI LTIPs activities during the nine months ended September 30, 2023:

	AI LTIPs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
AI LTIPs unvested at December 31, 2022	169,471		$19.56
Changes during the period
Granted	213,409		$20.12
Vested	(71,217)		$19.78
Forfeited or Canceled	(79,515)		$19.86
AI LTIPs unvested at September 30, 2023	232,148	2.97	$19.96
Restated Plan summary
In summary, of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2023, there remain approximately 4,058,012 shares available under the Restated Plan for future issuance.

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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Forward-looking statements in this report include, among others, statements we make regarding:
•anticipated trends in our revenues, operating expenses or capital expenditures, and our financial guidance;

•potential timing and impact of changes in regulations impacting our business;

•the anticipated impact on our business of the COVID-19 pandemic and similar events and the expected efficacy of any remediation measures that we take in response to such events;

•anticipated benefits or synergies to be derived from our acquisitions and joint ventures;

•expections concerning the timing of regulatory approval, expected benefits or market acceptance of our new AI solutions;

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
Any forward-looking statement in this report is based on information currently available to us and speaks only as of the date of this report. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report or any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report, except as required by law.

Overview

We are a national provider of diagnostic imaging services in the United States. At September 30, 2023, we operated directly or indirectly through joint ventures with hospitals, 366 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Integral to the imaging center business is our software arm headed by eRAD, Inc., which sells computerized systems that distribute, display, store and retrieve digital images. Internationally, our subsidiary Heart and Lung Imaging LLC, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.
We have also established an Artificial Intelligence ("AI") business, that develops and deploys AI suites to enhance radiologist interpretations of breast, lung and prostate images. The division is led by DeepHealth, and includes our acquisitions of Aidence Holding B.V. and Quantib B.V., both based in The Netherlands.
Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our financial statements included in this report.
The following table shows our imaging centers in operation and revenues for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
	2023	2022
Centers in operation	366	349
Net revenues (millions)	$1,196	$1,046
Our revenue is derived from a diverse mix of payors, including private, managed care capitated and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three and nine months ended September 30, 2023 and 2022 is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Commercial insurance	$223,555	$189,634	$665,604	$573,259
Medicare	91,886	78,034	267,955	226,827
Medicaid	10,742	9,669	30,882	28,456
Workers' compensation/personal injury	9,952	13,200	35,478	38,785
Other patient revenue	10,664	7,646	30,793	22,334
Management fee revenue	3,957	6,099	12,203	17,199
Teleradiology and Software revenue	2,111	3,430	7,327	9,849
Other	6,173	3,431	20,625	12,054
Revenue under capitation arrangements	40,041	38,001	117,982	114,366
Imaging Center Segment Revenue	399,081	349,144	1,188,849	1,043,129
AI Segment Revenue	2,887	900	7,398	3,056
Total service revenue	401,968	$350,044	$1,196,247	$1,046,185
Recent Developments
We have continued to advance both of our core businesses through the period ended September 30, 2023 and completed a significant capital transaction in the second quarter of 2023.
For the year to date ended September 30, 2023 we added a net of 11 additional imaging centers. For the nine months ended September 30, 2023 compared to the same period in 2022, revenue increased 14.3% and also witnessed a 7.5% and 4.2% rise in same center revenue and procedure volumes, respectively.

Our AI segment continues to commercialize its solutions. In December of 2022, our subsidiary DeepHealth, Inc, received FDA clearance of its mammography density assessment software that assists radiologists in interpreting visual images. In February of 2023, we launched our Enhanced Breast Cancer Detection service, powered by DeepHealth AI, which provides patients an advanced screening mammography service along with a life time risk assessment for breast cancer and post mammography support. The service is now fully rolled-out to all of our mammography centers on the east coast, where it is experiencing close to a 35% adoption rate. This is expected to grow as we continue to educate patients and referring physicians about its significant advantages over current practices. Additionally in May of 2023, our subsidiary Quantib B.V., received FDA clearance of its third generation prostate reading and reporting tool that improves the workflow and output for radiologists and urologists. These events have resulted in revenues from our AI segment increasing 142.1% for the nine month period ended September 30, 2023, over the same period in 2022.
In June 2023, we completed a secondary public offering of our common stock. After exercise in full of the underwriter's overallotment option, we sold an aggregate of 8,711,250 shares of our common stock to the public at a price of $29.75 per share. The offering resulted in net proceeds of $245.8 million, after underwriting discounts. We intend to use the net proceeds from the secondary public offering for working capital and general corporate purposes.

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
Acquisitions
Imaging Center
During the nine months ended September 30, 2023, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California, Delaware and New York markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
C.C.D.G.L.R. & S Services Inc.	1/1/2023	3,500	435	1,689	3,015	50	—	(1,689)
Southern California Diagnostic Imaging, Inc.	1/1/2023	1,815	466	1,184	1,272	50	27	(1,184)
Inglewood Imaging Center, LLC	2/1/2023	2,600	877	1,188	1,658	50	15	(1,188)
Ramapo Radiology Associates, P.C.	2/1/2023	2,000	1,663	3,775	229	100	8	(3,775)
Madison Radiology Medical Group, Inc.	4/1/2023	250	100	—	150	—	—	—
Delaware Diagnostic Imaging, P.A.	8/1/2023	600	401	337	149	50	—	(337)
Total		10,765	3,942	8,173	6,473	300	50	(8,173)

Formation of majority owned subsidiary
Los Angeles Imaging Group, LLC

On September 1, 2023 we formed a wholly-owned subsidiary, Los Angeles Imaging Group, LLC ("LAIG"). The operation offers multi-modality imaging services out of three locations in Los Angeles, California. We contributed the operations of 3 centers to the subsidiary. Cedars-Sinai Medical Center ("CSMC") purchased from us a 35% noncontrolling economic interest in LAIG for cash payment of $5.9 million. As a result of the transaction, we retain a 65% controlling economic interest in LAIG.
Joint venture Investment Contribution
Santa Monica Imaging Group, LLC
On April 1, 2017, we formed in conjunction with CSMC, the Santa Monica Imaging Group, LLC ("SMIG"), consisting of two multi-modality imaging centers located in Santa Monica, CA with RadNet holding a 40% economic interest and CSMC holding a 60% economic interest. RadNet accounts for our share of the venture under the equity method. On January 1, 2019, CSMC purchased from us an additional 5% economic interest in SMIG and as a result our economic interest in SMIG was reduced to 35%. On September 1, 2023, RadNet contributed an additional multi-modality imaging center and a newly constructed imaging center located in Beverly Hills, CA valued at $27.2 million and purchased an additional 6% interest economic interest in SMIG for cash payment of $5.2 million. Simultaneously, CSMC contributed five additional multi-modality imaging centers located in Santa Monica, CA. As a result of the transaction, our economic interest in SMIG has been increased to 49%. We recorded a gain of $16.8 million, within (Gain) on contribution of imaging centers into joint venture in our Consolidated Statements of Operations. The related gain on disposal of business was calculated as the difference between the sales price and carrying value of such imaging centers which included equipment, other assets, accrued liabilities, and an allocation of goodwill to such imaging centers. Concurrently, we made additional capital contributions of $8.5 million to the joint venture in the form of construction-in-progress. We accounted for the transaction as an adjustment to our equity investment for the value of the assets contributed.
Equity Investments
As of September 30, 2023, we have three equity investments for which a fair value is not readily determinable and therefore the total amounts invested are recognized at cost as follows:
Medic Vision Imaging Solutions Ltd., based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of September 30, 2023.
Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted into an additional 80,000 shares effective December 21, 2019. No observable price changes or impairment in our investment was identified as of September 30, 2023.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired an equity interest in the company for $1.0 million and also loaned the company $2.5 million in support of it operations. No observable price changes, impairment in our investment or impairment of the loan receivable was identified as of September 30, 2023.

Joint Venture Activity
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2023 (in thousands):

Balance as of December 31, 2022	$57,893
Equity in earnings in these joint ventures	3,935
Distribution of earnings	(8,540)
Equity contributions in existing joint ventures	41,184
Balance as of September 30, 2023	$94,472

We charged management service fees from the centers underlying these joint ventures of approximately $3.9 million and $6.1 million for the three months ended September 30, 2023 and 2022 and $12.2 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2023 and December 31, 2022 and income statement data for the nine months ended September 30, 2023 and 2022 (in thousands):

Balance Sheet Data:	September 30, 2023	December 31, 2022
Current assets	$44,605	$39,304
Noncurrent assets	176,527	134,694
Current liabilities	(42,486)	(29,588)
Noncurrent liabilities	(73,770)	(37,952)
Total net assets	$104,876	$106,458

Income statement data for the nine months ended September 30,	2023	2022
Net revenue	$129,020	$107,241
Net income	$7,906	$17,034
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
Use of Estimates
The financial statements included in this report were prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.
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
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended September 30, 2023.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended September 30, 2023.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at September 30, 2023 totaled $676.4 million. Indefinite Lived Intangible Assets at September 30, 2023 were $20.2 million and are associated with the value of certain trade name intangibles and in process research and development (IPR&D). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.
Our annual test of goodwill, trade name noted no impairment as of October 1, 2022, and we have not identified any other indicators of impairment through September 30, 2023.

On September 30, 2023, we determined that an In-process Research and Development ("IPR&D") nonamortized intangible related to Aidence's Ai Veye Lung Nodule and Veye Clinic would not receive FDA approval for sale in the US without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million within Cost of operations in our Consolidated Statements of Operations. The estimated fair value of the IPR&D Intangible was determined using the multi-period excess earnings method under the income approach, which estimates the present value of the free cash flows associated with the asset and tax amortization benefit to arrive at the fair value of the asset. We have not identified any other indicators of impairment through September 30, 2023.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.
Results of Operations
The following table sets forth, for the three and nine months ended September 30, 2023 and 2022, the percentage that certain items in the statements of operations bears to total service revenue, inclusive of revenue under capitation contracts.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Service fee revenue	90.0%	89.1%	90.1%	89.1%
Revenue under capitation arrangements	10.0%	10.9%	9.9%	10.9%
Total service revenue	100.0%	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	85.0%	89.7%	86.8%	89.3%
Depreciation and amortization	8.0%	8.4%	8.0%	8.1%
(Gain) on contribution of imaging centers into joint venture	(4.2)%	—%	(1.4)%	—%
Loss (gain) on sale and disposal of equipment and other	0.1%	(0.1)%	0.1%	0.1%
Severance costs	0.3%	0.1%	0.3%	0.0%
Total operating expenses	89.2%	98.0%	93.8%	97.6%
INCOME (LOSS) FROM OPERATIONS	10.8%	2.0%	6.2%	2.4%

OTHER INCOME AND EXPENSES
Interest expense	4.0%	3.5%	4.0%	3.4%
Equity in earnings of joint ventures	(0.3)%	(0.9)%	(0.3)%	(0.8)%
Non-cash change in fair value of interest rate hedge	0.3%	(3.6)%	0.1%	(3.8)%
Other (income) expenses	(1.0)%	0.4%	(0.2)%	0.1%
Total other expense (income)	3.0%	(0.5)%	3.5%	(1.0)%
INCOME (LOSS) BEFORE INCOME TAXES	7.8%	2.5%	2.7%	3.4%
(Provision for) Benefit from income taxes	(1.8)%	(0.6)%	(0.6)%	(0.7)%
NET INCOME (LOSS)	6.0%	1.8%	2.0%	2.7%
Net income attributable to noncontrolling interests	1.6%	1.7%	1.6%	1.6%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	4.4%	0.2%	0.4%	1.2%

Imaging Center Segment

We have developed our medical imaging centers segment through a combination of organic growth, equity investments, acquisitions and joint venture formations. We have segregated some of our information to demonstrate which is attributable to centers that were in operation through the entirety of the comparison period, and which is attributable to those that were acquired or disposed of during the period. The discussion below shows a breakdown and analysis of revenue and expenses for the three and nine months ended September 30, 2023 and 2022.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Total Revenue

In Thousands	Three Months Ended September 30,
Revenue	2023	2022	$ Increase/(Decrease)	% Change
Total Revenue	$399,081	$349,144	$49,937	14.3%
Same Center Revenue	$365,616	$339,534	$26,082	7.7%
Excluded	$33,465	$9,610	—	—
Our 7.7% increase in same center revenue over the same period last year was driven by same center total procedure volume growth of 3.4% inclusive of rises in routine and advanced modality imaging procedures of 2.8% and 5.1%, respectively. Excluded amounts refer to revenue contributions for the three month periods ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between July 1, 2022 through September 30, 2023.

Operating Expenses

Total operating expenses for the three months ended September 30, 2023 increased approximately $18.9 million, or 5.6%, from $335.4 million for the three months ended September 30, 2022 to $354.3 million for the three months ended September 30, 2023. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Salaries and professional reading fees, excluding stock-based compensation	$212,127	$195,878
Stock-based compensation	3,937	2,604
Building and equipment rental	29,781	31,420
Medical supplies	21,285	18,121
Other operating expenses *	71,972	59,845
Cost of operations	339,102	307,868

Depreciation and amortization	30,379	27,590
(Gain) Loss on contribution of imaging centers into joint venture	(16,808)	—
Loss on sale and disposal of equipment	524	(253)
Severance costs	1,141	187
Total operating expenses	$354,338	$335,392
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended September 30, 2023 and 2022 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended September 30,
Salaries and Professional Fees	2023	2022	$ Increase/(Decrease)	% Change
Total Salaries	$212,127	$195,878	$16,249	8.3%
Same Center Salaries	$197,075	$190,862	$6,213	3.3%
Excluded	$15,052	$5,016	—	—

Stemming from the higher procedure volumes noted above, our staffing levels were adjusted to support the influx of patients seeking radiology procedures. Similar to other businesses, we still face inflation in employee cost as we compete for talent in the marketplace. Excluded amounts refer to salaries and professional reading fees for the three month periods ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between July 1, 2022 through September 30, 2023.
Stock-based compensation

Stock-based compensation for the three months ended September 30, 2023 increased approximately $1.3 million, or 51.2%, from $2.6 million for the three months ended September 30, 2022 to $3.9 million for the three months ended September 30, 2023. This increase was driven by the higher fair value of RSA’s, additional and higher probability adjusted Performance Stock Options ("PSO") and Performance Stock Units ("PSU") granted and vested in the nine months of 2023 as compared the prior year’s same period.
Building and equipment rental

In Thousands	Three Months Ended September 30,
Building & Equipment Rental	2023	2022	$ Increase/(Decrease)	% Change
Total	$29,781	$31,420	$(1,639)	(5.2)%
Same Center	$26,349	$29,053	$(2,704)	(9.3)%
Excluded Sites	$3,432	$2,367	—	—

The decrease in building and equipment rental expense relates to reduced equipment rental relating to operating lease contracts which ended or were bought out during 2022. Excluded amounts refer to building and equipment rental for the three month periods ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between July 1, 2022 through September 30, 2023.
Medical supplies

In Thousands	Three Months Ended September 30,
Medical Supplies Expense	2023	2022	$ Increase/(Decrease)	% Change
Total	$21,285	$18,121	$3,164	17.5%
Same Center	$19,636	$17,291	$2,345	13.6%
Excluded Sites	$1,649	$830	—	—

The increase in medical supplies expense was driven by higher patient volume combined with price increases for contrasting agents used in advanced radiology procedures. In addition, we had a high utilization rate of a specialty isotope PYLARIFY which is used in our PSMA study of prostate cancer, for which we are ultimately reimbursed on a cost plus margin basis that exceeds our initial expense outlay. Excluded amounts refer to medical supplies expense for the three month periods ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between July 1, 2022 through September 30, 2023.
Other operating expenses

In Thousands	Three Months Ended September 30,
Other Operating Expenses	2023	2022	$ Increase/(Decrease)	% Change
Total	$71,972	$59,845	$12,127	20.3%
Same Center	$65,518	$57,881	$7,637	13.2%
Excluded Sites	$6,454	$1,964	—	—

The rise in other operating expenses was experienced across all of our major categories to support the increase in volumes at inflated prices compared to the same period in the prior year. Excluded amounts refer to other operating expenses for the three month periods ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between July 1, 2022 through September 30, 2023.
Additional segment operating and non operating expenses:

In Thousands	Three Months Ended September 30,
	2023	2022	$ Increase/(Decrease)	% Change
Depreciation and amortization	$30,379	$27,590	$2,789	10.1%
(Gain) Loss on contribution of imaging centers into joint venture	($16,808)	$—	(16,808)	nm
Loss on disposal of equipment and other	$524	($253)	$777	(307.1)%
Non-cash change in fair value of interest rate hedge	$1,014	($12,451)	13,465	(108.1)%
Other expenses (income)	($3,920)	$447	(4,367)	(977.0)%
Severance	$1,141	$187	954	510.2%
nm= not meaningful
Interest expense

In Thousands	Three Months Ended September 30,
Interest Expense	2023	2022	$ Increase/(Decrease)	% Change
Total Interest Expense	$16,116	$12,420	$3,696	29.8%
Cash Paid for Interest	$19,255	$10,564	$8,691	82.3%

The rise in total interest expense is attributable to a higher overall loan balances in combination with increased variable interest rates paid on those balances compared to the same period in the prior year. The change in cash paid for interest relates to timing of interest rate elections.

During 2022 we refinanced our Truist term loan which added an additional $108.0 million in obligations to our balance sheet in the fourth quarter. Based on recent increases in global interest rates, we expect the effective interest rates on our senior credit facilities, and our related interest expense, to continue to rise in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future interest expense exposure we have entered into certain interest rate swap agreements. During the three months ended September 30, 2023, we received cash payments from our swap agreements of approximately $4.2 million, which was offset against our overall interest expense. See the Derivative Instruments section of Note 2, Significant Accounting Policies, to the financial statements included in this report for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures
For the three months ended September 30, 2023 we recognized equity in earnings from unconsolidated joint ventures in the amount of $1.1 million and for three months ended September 30, 2022 we recognized equity in earnings from unconsolidated joint ventures of $3.1 million, a decrease of $2.0 million or 64.9%. The decrease was mainly related to the equity in earnings received from our venture operations in Arizona.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Total Revenue

In Thousands	Nine Months Ended September 30,
Revenue	2023	2022	$ Increase/(Decrease)	% Change
Total Revenue	$1,188,849	$1,043,129	$145,720	14.0%
Same Center Revenue	$1,091,551	$1,015,799	$75,752	7.5%
Excluded	$97,298	$27,330	—	—
Our 7.5% increase in same center revenue over the same period last year was driven by same center total procedure volume growth of 6.1% inclusive of rises in routine and advanced modality imaging procedures of 5.8% and 7.2%, respectively. Excluded amounts refer to revenue contributions for the nine month period ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through September 30, 2023.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2023 increased approximately $99.1 million, or 9.9%, from $999.2 million for the nine months ended September 30, 2022 to $1,098.3 million for the nine months ended September 30, 2023. The following table sets forth a breakdown of our cost of operations and total operating expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Salaries and professional reading fees, excluding stock-based compensation	$640,459	$584,080
Stock-based compensation	19,484	16,993
Building and equipment rental	88,781	92,249
Medical supplies	63,829	48,200
Other operating expenses *	209,757	175,807
Cost of operations	1,022,310	917,329

Depreciation and amortization	90,204	80,496
(Gain) loss on contribution of imaging centers into joint venture	(16,808)	—
(Gain) loss on sale and disposal of equipment	1,185	936
Severance costs	1,417	488
Total operating expenses	$1,098,308	$999,249
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Nine Months Ended September 30,
Salaries and Professional Fees	2023	2022	$ Increase/(Decrease)	% Change
Total Salaries	$640,459	$584,080	$56,379	9.7%
Same Center Salaries	$597,488	$570,275	$27,213	4.8%
Excluded	$42,971	$13,805	—	—

Staffing levels have been adjusted to support higher patient volumes with the corresponding rise in salaries and professional fee expense. Excluded amounts refer to salaries and professional reading fees for the nine month period ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through September 30, 2023.
Stock-based compensation

Stock-based compensation increased $2.5 million, or 14.7% to approximately $19.5 million for the nine months ended September 30, 2023 compared to $17.0 million for nine months ended September 30, 2022. This increase was driven by the higher fair value of RSA’s, additional and higher probability adjusted Performance Stock Options ("PSO") and Performance Stock Units ("PSU") granted and vested in the nine months of 2023 as compared the prior year’s same period.
Building and equipment rental

In Thousands	Nine Months Ended September 30,
Building & Equipment Rental	2023	2022	$ Increase/(Decrease)	% Change
Total	$88,781	$92,249	$(3,468)	(3.8)%
Same Center	$78,098	$85,358	$(7,260)	(8.5)%
Excluded Sites	$10,683	$6,891	—	—

The decrease in building and equipment rental expenses was related to a reduction of operating lease contracts that were terminated or bought out during 2022. Excluded amounts refer to building and equipment rental for the nine month period ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through September 30, 2023.
Medical supplies

In Thousands	Nine Months Ended September 30,
Medical Supplies Expense	2023	2022	$ Increase/(Decrease)	% Change
Total	$63,829	$48,200	$15,629	32.4%
Same Center	$59,231	$46,249	$12,982	28.1%
Excluded Sites	$4,598	$1,951	—	—

Medical supplies expense increase stems from the overall procedural volumes noted above compared to the same period in the prior year and and from the high utilization rate of a specialty isotope PYLARIFY which is used in our PSMA study of prostate cancer, for which we are ultimately reimbursed on a cost plus margin basis that exceeds our initial expense outlay. Excluded amounts refer to medical supplies for the nine month period ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through September 30, 2023.
Other operating expenses

In Thousands	Nine Months Ended September 30,
Other Operating Expenses	2023	2022	$ Increase/(Decrease)	% Change
Total	$209,757	$175,807	$33,950	19.3%
Same Center	$193,822	$169,932	$23,890	14.1%
Excluded Sites	$15,935	$5,875	—	—
The increase in other operating expenses is related to increased infrastructure support cost, additional new equipment, and general inflationary cost increases. Excluded amounts refer to other operating expenses for the nine month period ending September 30, 2023 and September 30, 2022, respectively, from centers that were acquired or divested between January 1, 2022 through September 30, 2023.
Additional segment operating and non operating expenses:

In Thousands	Nine Months Ended September 30,
	2023	2022	$ Increase/(Decrease)	% Change
Depreciation and amortization	$90,204	$80,496	$9,708	12.1%
(Gain) Loss on contribution of imaging centers into joint venture	$(16,808)	—	$(16,808)	nm
Loss on disposal of equipment and other	$1,185	$936	$249	26.6%
Non-cash change in fair value of interest rate hedge	$949	$(39,576)	$40,525	(102.4)%
Other expenses (income)	$(4,011)	$1,892	$(5,903)	(312.0)%
Severance	$1,417	$488	$929	190.4%
nm= not meaningful
Interest expense

In Thousands	Nine Months Ended September 30,
Interest Expense	2023	2022	$ Increase/(Decrease)	% Change
Total Interest Expense	$47,876	$35,398	$12,478	35.3%
Cash Paid for Interest	$59,421	$30,251	$29,170	96.4%
The rise in total interest expense is attributable to a higher overall loan balances in combination with increased variable interest rates paid on those balances compared to the same period in the prior year. The change in cash paid for interest relates to timing of interest rate elections.
During 2022 we refinanced our Truist term loan which added an additional $108.0 million in obligations to our balance sheet in the fourth quarter. Based on recent increases in global interest rates, we expect the effective interest rates on our senior credit facilities, and our related interest expense, to continue to rise in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.
To mitigate our future interest expense exposure we have entered into certain interest rate swap agreements. During the nine months ended September 30, 2023, we received cash payments from our swap agreements of approximately $10.9 million, which was offset against our overall interest expense. See the Derivative Instruments section of Note 2, Significant Accounting Policies, to the financial statements included in this report for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2023 we recognized equity in earnings from unconsolidated joint ventures in the amount of $3.9 million and for the nine months ended September 30, 2022 we recognized equity in earnings from unconsolidated joint ventures of $8.4 million, an decrease of $4.4 million or 52.9%. The decrease was mainly related to the equity in earnings received from our interest in the Arizona Diagnostic Radiology Group joint venture, which was formed in the fourth quarter of 2020.
Income tax expense
We recorded a provision for income tax of $7.7 million, or an effective tax rate of 24.1%, for the nine months ended September 30, 2023 compared to a provision for income tax of $7.1 million, or an effective tax rate of 19.8% for the nine months ended September 30, 2022. The income tax rates for the three and nine months ended September 30, 2023 diverge from the federal statutory rate due to benefits related to (i) noncontrolling interests from controlled partnerships, (ii) foreign tax rate differentials, (iii) reversal of uncertain tax positions due to statute of limitation expiration, and (iv) release of state valuation allowances, offset by (i) effects of state income taxes and related prior year adjustments, (ii) share-based compensation, (iii) officer's compensation limitations, and (v) partial valuation allowance on losses in foreign jurisdictions.

AI Segment
Our AI segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with an emphasis on brain, breast, prostate, and pulmonary diagnostics. We are developing our AI segment initially through acquisition activity. The breakdown of revenue and expenses of the segment for the three and nine months ended September 30, 2023 and 2022 are as follows:

In Thousands	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Statement of Operations
Revenue	$2,887	$900	$1,987	220.8%	$7,398	$3,056	$4,342	142.0%
Salaries and Wages	$4,212	$3,641	$571	15.7%	$13,298	$11,370	$1,928	16.9%
Stock Compensation	388	713	-325	(45.6)%	1,897	2,119	-222	(10.5)%
Other operating	1,174	1,721	-547	(31.8)%	4,383	3,939	444	11.3%
Non-cash change to contingent consideration	-7,191	—	-7,191	—%	-7,191	—	-7,191	—%
Acquisition related to non-cash intangible adjustment	3,950	—	3,950	—%	3,950	—	3,950	—%
Depreciation & Amort.	1,831	1,639	192	11.7%	5,501	4,713	788	16.7%
Other operating loss (gain)	3	6	(3)	(50.0)%	(2)	26	(28)	(107.7)%
Severance	12	8	4	—%	1,740	8	1,732	—%
Total operating expenses	$4,379	$7,728	($3,349)	(43.3)%	$23,576	$22,175	$1,401	6.3%
Loss from Operations	($1,492)	($6,828)	$5,336	(78.1)%	($16,178)	($19,118)	$2,940	(15.4)%
Other expense (income)	($162)	$958	($1,120)	(116.9)%	$1,401	($329)	$1,730	525.6%
Income before taxes	($1,330)	($7,786)	$6,456	(82.9)%	($17,579)	($18,790)	$1,211	(6.4)%
Income taxes	($4,492)	($1,286)	($3,206)	249.3%	($5,862)	($2,743)	($3,119)	113.7%
Segment net loss	$3,162	($6,500)	$9,662	(148.6)%	($11,717)	($16,047)	$4,330	(27.0)%

In February of 2023, we launched our Enhanced Breast Cancer Detection service, powered by DeepHealth AI, which provides patients an advanced screening mammography service along with a life time risk assessment for breast cancer and post mammography support. The service is now fully rolled-out to all of our mammography centers on the east coast, where it is experiencing close to a 35% adoption rate. This is expected to grow as we continue to educate patients and referring physicians about its significant advantages over current practices. Additionally in May of 2023, our subsidiary Quantib B.V., received FDA clearance of its third generation prostate reading and reporting tool that improves the workflow and output for radiologists and urologists. These events have resulted in revenues from our AI segment increasing 142.1% for the nine month period ended September 30, 2023, over the same period in 2022. However, we anticipate that our AI segment will continue to generate losses in the near term as we pursue the continued commercialization of our AI products and expansion of our various cancer detection programs.
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
We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains, loss on de-consolidation of joint ventures and non-cash equity compensation. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to noncontrolling interests in subsidiaries, and is adjusted for non-cash or one-time events that take place during the period.

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
The following is a reconciliation of GAAP net income attributable to RadNet, Inc. common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to RadNet, Inc. common stockholders	$17,540	$668	$4,904	$11,585
Income taxes	7,220	2,188	7,741	7,087
Interest expense	16,115	12,420	47,876	35,398
Severance costs	1,153	195	3,157	496
Depreciation and amortization	32,210	29,229	95,705	85,209
Non-cash employee stock-based compensation	4,325	3,317	21,381	19,112
(Gain) loss on sale and disposal of equipment and other	527	(247)	1,183	962
Non-cash change in fair value of interest rate hedge	1,015	(12,451)	949	(39,576)
Gain on contribution of imaging centers into joint venture	(16,808)	—	(16,808)	—
Other expenses	(4,081)	1,405	(2,609)	1,562
Legal settlements	—	—	—	2,197
Non-cash change to contingent consideration	(6,276)	—	(3,646)
Change in estimate related to refund liability	—	8,089	—	8,089
Acquisition related non-cash intangible adjustment	3,950	—	3,950	—
Non operational rent expenses	1,030	959	2,748	3,120
Adjusted EBITDA including EBITDA losses from AI Segment	$57,920	$45,772	$166,531	$135,241

EBITDA Losses from AI Segment	2,499	4,462	10,283	12,253
Adjusted EBITDA excluding EBITDA losses from AI Segment	$60,419	$50,234	$176,814	$147,494

The following table is a reconciliation of GAAP net income for our AI Segment to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment net loss	$3,162	$(6,500)	$(11,717)	$(16,047)
Stock Compensation	388	713	1,897	2,119
Depreciation & Amortization	1,831	1,639	5,501	4,713
Other operating loss	3	6	(2)	26
Other expense (income)	(162)	958	1,401	(329)
Severance	12	8	1,740	8
Income taxes	(4,492)	(1,286)	(5,862)	(2,743)
Non-cash change to contingent consideration	(7,191)	—	(7,191)	—
Acquisition related to non-cash intangible adjustment	3,950	—	3,950	—
Adjusted EBITDA from AI Segment	$(2,499)	$(4,462)	$(10,283)	$(12,253)

Liquidity and Capital Resources
The following table summarizes key balance sheet data related to our liquidity as of September 30, 2023 and December 31, 2022 and income statement data for the nine months ended September 30, 2023 and 2022 (in thousands):

Balance Sheet Data:	September 30, 2023	December 31, 2022
Cash and cash equivalents	$337,884	$127,834
Accounts receivable	167,736	166,357
Working capital (exclusive of current operating lease liabilities)	230,919	(41,932)
Stockholders' equity	796,158	491,452

Income statement data for the nine months ended September 30,	2023	2022
Total net revenue	$1,196,247	$1,046,185
Net income attributable to RadNet common stockholders	4,904	11,585

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
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash (in thousands) for the nine months ended:

Cash Flow Data	September 30, 2023	September 30, 2022
Cash provided by (used in) operating activities	$131,943	$92,770
Cash provided by (used in) investing activities	(152,823)	(123,048)
Cash provided by (used in) financing activities	231,101	(9,938)
Our cash provided by operating activities for the nine months ended September 30, 2022 was affected by the non-cash change in fair value of our interest rate hedge of $39.6 million.
Cash used in investing activities for the nine months ended September 30, 2023, included purchases of property and equipment for approximately $136.5 million and the acquisition of imaging business and other assets for $10.9 million. As part of our business operations we continually evaluate investment opportunities.
Cash provided by financing activities of $231.1 million for the nine months ended September 30, 2023, was due to net proceeds of the $245.8 million received from the issuance of 8,711,250 shares of common stock and offset by payments on our term loan obligations and equipment notes. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financial statements included in this report for more information.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with Truist Bank. The Barclays credit facilities are comprised of first lien term loans and a revolving credit facility of $195.0 million. The Truist credit facilities are comprised of a term loan and a revolving credit facility of $50.0 million. As of September 30, 2023, we were in compliance with all covenants under our credit facilities. Deferred financing costs at September 30, 2023, net of accumulated amortization, were $1.8 million and are specifically related to our revolving credit facilities.
Included in our condensed consolidated balance sheets at September 30, 2023 are $853.1 million of total term loan debt (exclusive of unamortized discounts of $10.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
First Lien Term Loans	$708,688	$(9,563)	$699,125
Truist Term Loan	144,375	(1,056)	143,319
Total Term Loans	$853,063	$(10,619)	$842,444

At September 30, 2023, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $7.6 million, we have $187.4 million available for borrowing under our Barclays Credit Facility and $50.0 million available under our Truist Revolving Credit Facility.
We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future. Please see Note 6, Credit Facilities and Notes Payable in the notes to consolidated financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk: We receive payment for substantially all of our imaging services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar and Hungarian Forint and Pound Sterling. We have Artificial Intelligence operations in the Netherlands, radiology services in the United Kingdom, and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2023, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.3 million in operating expenses.
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
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the First Lien Term Loans. At September 30, 2023, we had $708.7 million outstanding subject to a SOFR election on First Lien Term Loans and our effective rate plus applicable margin was 8.43%. A hypothetical 1% increase in the SOFR rates under the Restated Credit Agreement would result in an increase of $2.1 million in annual interest expense and a corresponding decrease in income before taxes, after giving effect to the payments to be received under our 2019 Swaps.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist Restated Credit and Term Loan Agreement. At September 30, 2023, we had $144.4 million outstanding subject to an adjusted SOFR election on the Truist Restated Credit and Agreement. At September 30, 2023, our effective SOFR rate plus applicable margin was 7.18%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist Restated Credit Agreement would result in an increase of approximately $1.4 million in annual interest expense and a corresponding decrease in income before taxes.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings
From time to time we are engaged legal proceedings that arise in the ordinary course of our business. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.

ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2022. The risks described in our annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On September 20, 2023, we issued 56,600 shares to settle a milestone contingent liability as part of our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $1.6 million. The shares of common stock were issued without registration on the basis of the exemption for private placement provided by Section 4(a)(2) under the Securities Act.
On July 7, 2023, we issued 113,303 shares to settle the stock holdback contingent liabilities as part of our purchase of Quantib B.V.. The shares were ascribed a value of $3.5 million. The shares of common stock were issued without registration on the basis of the exemption for private placement provided by Section 4(a)(2) under the Securities Act.
On April 30, 2023 we issued 114,227 shares to settle the General Holdback liabilities as part of our purchase of all the outstanding stock of Aidence Holding B.V.. The shares were ascribed a value of $4.0 million. The shares of common stock were issued without registration on the basis of the exemption for private placement provided by Section 4(a)(2) under the Securities Act.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
ITEM 6. Exhibits

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADNET, INC.
(Registrant)

Date: November 9, 2023	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)