Form 10-K
period 2023-12-31
RadNet, Inc.
filed 2024-02-29
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.1 billion on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2023.
The number of shares of the registrant’s common stock outstanding on February 27, 2024, was 68,475,443.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

1

RADNET, INC.

i

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect current views about future events and are based on our currently available financial, economic and competitive data and on current business plans. Forward-looking statements can generally be identified by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. Forward looking statements in this annual report include statements or inferences we make about:

•expectations concerning domestic and global economic conditions, rates of inflation, or changes in interest rates;
•anticipated trends in our revenues, operating expenses or capital expenditures, and our financial guidance;
•expected future market acceptance for our products or services, and our competitive strengths in the markets we serve;
•expected timing and potential impact of regulatory changes affecting our business;
•our ability to successfully acquire and integrate new businesses, and achieve expected benefits, synergies or operating results from those acquisitions; and
•economic and costs savings anticipated to be derived from our investment in artificial intelligence and machine learning products and solutions.

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

Business Overview

We are a leading national provider of diagnostic imaging services in the United States based on number of locations and annual imaging revenue. We have been in business since 1985. Our principal business segment is the provision of diagnostic imaging services. At December 31, 2023, we operated, directly or indirectly through joint ventures with hospitals, 366 imaging centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York.

Our imaging centers provide physicians with capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Integral to the imaging center business is our software arm headed by our eRad, Inc. subsidiary, which sells computerized systems that distribute, display, store and retrieve digital images.

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

Internationally, our majority-owned subsidiary Heart & Lung Imaging Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.

We have also established an Artificial Intelligence (AI) division, that develops and deploys AI suites to enhance radiologist interpretations of breast, lung and prostate images. The division is led by our DeepHealth, Inc. subsidiary and includes our acquisitions of Aidence Holding B.V. and Quantib B.V., both based in the Netherlands.

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

In recent years, there has been rapid development of AI tools for the radiology field. In October 2023, the United States Food & Drug Administration reported it had granted marketing clearance to 405 radiology software products since January 2020. Modern AI is built by training on large databases to recognize patterns with much higher performance than previously. AI methods are now being employed throughout the imaging industry in a wide variety of ways, such as speeding image acquisition, providing diagnostic assistance, or prioritizing workflows. In addition, AI methods can speed up administrative tasks, such as keeping track of individuals needing procedures on a regular basis (i.e., mammograms, follow-up exams, etc.) and alerting our staff to contact the patient and schedule appointments.

Diagnostic Imaging Settings

Diagnostic imaging services are typically provided in one of the following settings:

Fixed-site, freestanding outpatient diagnostic centers. These centers range from single-modality to multi-modality centers and are generally not owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these centers may compete with hospitals or clinics that have their own imaging systems to provide services to these patients. These centers bill third-party payors, such as managed care organizations, insurance companies, Medicare or Medicaid. All of our wholly-owned centers are in this category.

Hospitals. Many hospitals provide both inpatient and outpatient diagnostic imaging services, typically on site or at a dedicated center located on or nearby the hospital campus. These centers can be owned and operated by the hospital and provide imaging services to inpatients as ordered or outpatients through physician referrals. The hospital normally bills third-party payors such as managed care organizations, insurance companies, Medicare or Medicaid. We have entered into joint ventures with certain hospitals to both provide and manage their diagnostic imaging services, allowing them to leverage our industry expertise.

Mobile Imaging. While many hospitals own or lease their own equipment, certain hospitals provide diagnostic imaging services by contracting with providers of mobile imaging services. Using specially designed trailers, mobile imaging service providers transport imaging equipment and provide services to hospitals and clinics on a part-time or full-time basis, thus allowing small to mid-size hospitals and clinics that do not have the patient demand to justify fixed on-site access to advanced diagnostic imaging technology. Diagnostic imaging providers contract directly with the hospital or clinic and are typically reimbursed directly by them. We do not provide mobile imaging services.

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

Industry Trends

We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population. The U.S. population is expected to trend older over the coming decades. According to a Pew Research Center report issued January 9, 2024, the number of US residents age over 65 stands at approximately 62 million, representing 18% of the population, and is expected to reach 84 million, or 23% of the total population by 2054. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

Greater Consumer Awareness of and Demand for Preventive Diagnostic Screening. Diagnostic imaging, such as elective full-body scans, is increasingly being used as a screening tool for preventive care procedures. Consumer awareness of diagnostic imaging as a less invasive and preventive screening method has added to the growth in diagnostic imaging procedures. We believe that further technological advancements allowing for early diagnosis of diseases and disorders using less invasive procedures will create additional demand for diagnostic imaging.

New Effective Applications for Diagnostic Imaging Technology. New technological developments are expected to extend the clinical uses of diagnostic imaging technology and increase the number of scans performed. Recent technological advancements include:

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

Additional improvements in imaging technologies, contrast agents and scan capabilities are leading to new non-invasive diagnostic imaging applications, including methods of diagnosing blockages in the heart’s vital coronary arteries, liver metastases, pelvic diseases and vascular abnormalities without exploratory surgery. We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient and non-invasive, as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will further increase the use of imaging services. At the same time, the industry has increasingly used upgrades to existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe the use of equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the near-term horizon that will displace MRI, CT or PET as the principal advanced diagnostic imaging modalities.

Impact of Artificial Intelligence. AI has the potential to significantly change the medical imaging industry. Current AI applications are aiding in image creation (for example, reducing the time required to perform an MRI scan, or the dose of a CT or PET scan) as well as aiding physicians performing image interpretation. AI appears to be particularly valuable in aiding radiologists reviewing cancer screening exams, where volumes can be high and lesions can be difficult to find, such as in screening mammography. AI can also improve business processes to better effectively serve customers and improve reimbursement and collections accuracy.

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

We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our centers, the location of our centers, the quality of our diagnostic imaging services and technologists and our ability to establish and maintain relationships with healthcare providers and referring physicians. We believe that the following competitive strengths differentiate us from our competition.

Our Scale and Reputation. As of December 31, 2023, we operated, directly or indirectly through joint ventures with hospitals, 366 centers in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. We are the largest operator of freestanding, fixed-site outpatient diagnostic imaging service centers in the United States, based on number of centers and revenue. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

Our Comprehensive "Multi-Modality" Diagnostic Imaging Offering. The vast majority of our centers offer multiple types of imaging procedures, driving strong relationships with referring physicians and payors in our markets and a diversified revenue base. At each of our multi-modality centers, we offer patients and referring physicians one location to serve their needs for multiple procedures. This prevents multiple patient visits or unnecessary travel between locations, increasing patient throughput and decreasing costs and time delays. Our revenue is generated by a broad mix of modalities. We believe our multi-modality strategy lessens our exposure to reimbursement changes in any specific modality.

Our Competitive Pricing. Our business focus, scale, resources and access to technology afford us with certain operating efficiencies. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. As such, we believe our fees are generally lower than hospital fees for the same services we provide.

Our Facility Density in Many Highly Populated Areas of the United States. Our diagnostic imaging centers are strategically organized into regional networks concentrated in major population centers in seven states, providing a density that offers unique benefits to our patients, our referring physicians, our payors and us. We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging centers within a particular region can access the patient appointment calendars of other centers within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time, or location preferences. The grouping of our centers within regional networks enables us to easily move technologists and other personnel, as well as equipment, from over-utilized to under-utilized centers on an as-needed basis, and drive referrals. Our organization of referral networks results in increased patient throughput, greater operating efficiencies, better equipment utilization rates and improved response time for our patients. We believe our networks of centers and tailored service offerings for geographic areas drive local physician referrals, make us an attractive candidate for selection as a preferred provider by third-party payors and create economies of scale.

Our Strong Relationships with Payors and Diversified Payor Mix. Our revenue is derived from a diverse mix of payors, including commercial insurance payors, managed care capitated payors and government payors such as Medicare and Medicaid, mitigating our exposure to unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area.

Our Strong Relationships with Experienced and Highly Regarded Radiologists. Our contracted radiologists have outstanding credentials, strong relationships with referring physicians, and a broad mix of sub-specialties. The collective experience and expertise of these radiologists translates into more accurate and efficient service to patients.

Our Experienced and Committed Management Team. Our senior and executive management teams have created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. We have a track record of successful acquisitions and integration of acquired businesses into RadNet, and have managed the business through a variety of economic and reimbursement cycles.

Our Technologically Advanced Operations. In 2019, we created an AI division that now hosts the combined efforts of our acquisitions of DeepHealth, Inc., Aidence Holding B.V., and Quantib B.V.. The division is currently focused on developing improved medical interpretation of scans within the fields of mammography, lung and prostate imaging. Given the importance of training data in building modern AI applications as well as getting feedback on performance, our combination of vertical integration and scale provide advantages over other AI creators. Alongside our established subsidiary eRad, Inc., which develops and sells computerized imaging data storage and retrieval systems, we have assembled an industry leading team of software developers to create radiology workflow solutions that improve patient care.

Business Strategy

Maximize Performance at Our Existing Centers. We seek to enhance our operations and increase scan volume and revenue at our existing centers by expanding physician relationships and increasing the procedure offerings.

Focus on Profitable Contracting. We regularly evaluate our contracts with third-party payors, industry vendors and radiology groups, as well as our equipment and real property leases, to determine how we may improve the terms to increase our revenues and reduce our expenses. Because many of our contracts with third party payors are short-term in nature, we can regularly renegotiate these contracts, if necessary. We believe our position as a leading provider of diagnostic imaging services and our long-term relationships with physician groups in our markets enable us to obtain more favorable contract terms than would be available to smaller or less experienced imaging services providers.

Optimize Operating Efficiencies. We seek to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience excess demand. We will continue to trim excess operating and general and administrative costs where it is feasible to do so. We may also continue to use, where appropriate, highly trained radiology physician assistants to perform, under appropriate supervision of radiologists, basic services traditionally performed by radiologists. We will continue to upgrade our advanced information technology system to create cost reductions for our centers in areas such as image storage, support personnel and financial management.

Expand Our Networks. We intend to continue to expand the number of our centers both organically and through targeted acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. Our current plans are to strengthen our market presence in geographic areas where we currently have existing operations and to expand into neighboring and other areas where we believe we can compete effectively. We perform extensive due diligence before developing a new facility or acquiring an existing facility or entering into a joint venture with a hospital to manage a facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

•there is sufficient patient demand for outpatient diagnostic imaging services;
•we believe we can gain significant market share;
•we can build key referral relationships or we have already established such relationships; and
•payors are receptive to our entry into the market.

Expand Our Joint Ventures. As part of our growth strategy we have entered into joint ventures with hospitals, health systems or radiology practices that were formed for the purpose of owning and operating diagnostic imaging centers. We have created a number of joint ventures in key markets with well-established hospital systems to manage additional centers. We intend to continue to expand in established markets through additional joint ventures, particularly with hospital systems. We believe that these joint ventures deepen and expand our strength in markets where we are already established.

Leverage our investment in AI and technology to improve services and operating efficiency. We have developed a portfolio of proprietary technologies that stretch from patient-scheduling, to image storage and retrieval, to AI applications that aid in the interpretation of scans in certain fields. We intend to use our substantial investment in technology and AI to create differentiated service offerings in each phase of our business. We are currently developing solutions to improve the quality and consistency of our core imaging services, expand our service offerings, and improve our operating efficiency, ranging from patient intake through billing and collection.

Our Services

We offer a comprehensive set of imaging services including MRI, CT, PET, nuclear medicine, X-ray, ultrasound, mammography, fluoroscopy and other related procedures. We focus on providing standardized high quality imaging services, regardless of location, to ensure patients, physicians and payors consistency in service and quality. To ensure the high quality of our services, we monitor patient satisfaction, timeliness of services to patients, and delivery of reports to physicians.

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

Payors

The fees charged for diagnostic imaging services performed at our centers are paid by a diverse mix of payors:

Commercial Insurance. Generally, insurance companies reimburse us, directly or indirectly, including through the Group or through the contracted radiology groups, on the basis of agreed upon rates. These rates are negotiated and may differ materially with rates set forth in the Medicare Physician Fee Schedule for the particular service. The patients may be responsible for certain co-payments or deductibles.

Managed Care Capitation Agreements. Under these agreements that are generally between the medical groups and the payor (which in most cases are large medical groups or Independent Practice Associations), the payor pays a pre-determined amount per-member per-month in exchange for the radiology group providing all necessary covered services to the managed care members included in the agreement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to the radiology practice group and, as a result of our management agreement with the radiology practice group, to us.

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

Medicare/Medicaid. Medicare is the federal health insurance program for people age 65 or older and people under age 65 with certain disabilities. Medicaid, funded by both the federal government and states, is a state-administered health insurance program for qualifying low-income and medically needy persons. For services for which we bill Medicare directly or indirectly, including through contracted radiologists, we are paid under the Medicare Physician Fee Schedule. Under the Protecting Access to Medicare Act of 2014, Congress introduced a new quality incentive program that, effective January 1, 2016, reduces Medicare payments for certain CT services reimbursed through the Medicare Physician Fee Schedule that are furnished using equipment that does not meet certain dose optimization and management standards. Medicare patients usually pay a 20% co-payment unless they have secondary insurance. Medicaid rates are set by the individual states for each state program and Medicaid patients may be responsible for a modest co-payment.

Contracts with Physician Groups and Other Non-Insurance Company Payors. For some of our contracts with physician groups and other providers, we do not bill payors, but instead accept agreed upon rates for our radiology services. These rates are typically at or below the rates set forth in the current Medicare Fee Schedule for the particular service. However, we often agree to a specified rate for MRI and CT procedures that is not tied to the Medicare Fee Schedule.

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

The following table sets forth the number of our centers operated directly or managed through joint ventures for each year during the three-year period ended December 31, 2023:

	Years Ended December 31,
	2023	2022	2021
Total centers owned or managed (at beginning of the year)	357	347	331
Centers added by:
Acquisition	10	8	27
Internal development	11	14	1
Centers closed or sold	(12)	(12)	(12)
Total centers owned or managed (at year end)	366	357	347

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2023, the quantity of principal diagnostic equipment available at our imaging centers operated directly or through joint venture investments:

Equipment Count	Years Ended December 31,
	2023	2022	2021
MRI	353	340	323
CT	208	208	192
PET/CT	63	67	68
Mammography	405	387	358
Ultrasound	861	818	760
X-ray	363	440	415
Nuclear Medicine	55	57	55
Fluoroscopy	121	116	105
Total equipment	2,429	2,433	2,276

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

Information Technology

Our corporate headquarters and many of our centers are interconnected through a state-of-the-art information technology system. This system, which is compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), is comprised of a number of integrated applications and provides a single operating platform for billing and collections, electronic medical records, practice management and image management.

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

We have developed our own Radiology Information System through our team of software development engineers, which is used as our front desk patient tracking system. Our eRad, Inc., subsidiary develops and sells computerized imaging data storage and retrieval systems.

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

Headcount and Labor Representation. At December 31, 2023, we had a total of 7,872 full-time, 569 part-time and 1,847 per diem employees, including those employed by the Group. These numbers include 220 full-time and 89 part-time physicians and 2,429 full-time, 397 part-time and 1,190 per-diem technologists.

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

Employee Listening. We believe in ensuring every team member feels valued, seen, and heard; therefore, we have various avenues for all to share ideas and provide feedback. Piloting initiatives such as the Connections Roadshow and new employee listening platforms enable senior leaders to hear from team members at all levels of the organization to gain insights on various topics including quality, engagement, innovation, customer service, patient focus, diversity, equity, inclusion, and belonging.

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

Sales and Marketing

Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs, each of which are described below:

Physician Marketing. Each customer service representative on our physician marketing team is responsible for marketing activity on behalf of one or more centers. The representatives act as a liaison between the facility and referring physicians, holding meetings periodically and on an as-needed basis with them and their staff to present educational programs on new applications and uses of our systems and to address particular patient service issues that have arisen. In our experience, consistent hands-on contact with a referring physician and his or her staff generates goodwill and increases referrals to our centers. The representatives also continually seek to establish referral relationships with new physicians and physician groups. In addition to a base salary, each representative receives a bonus based upon success.

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

Sports Marketing Program. Our west coast operations renders in stadium digital X-ray for the following organizations: Los Angeles Clippers, Dodgers, Kings and Lakers. In exchange, we receive season tickets and parking. Contract lengths vary from yearly up to five years. We also provide radiology services at select imaging centers for the Anaheim Ducks, Los Angeles Angels, Los Angeles Rams, Oakland Athletics, San Francisco 49ers and student athletes of the University of Southern California. Through our east coast operations, we have entered into sponsorship agreements with the Baltimore Ravens of the National Football League and the Baltimore Orioles of Major League Baseball which permit us to state we are the imaging partner to each organization. Both of those agreements are being renewed through 2025.

Suppliers

We acquire our major diagnostic imaging equipment directly from original equipment manufacturers or through third party financing companies and purchase medical supplies from various national vendors. Our diagnostic imaging equipment represents a cornerstone investment of the company as it provides our customers the latest in imaging technology. We employ direct purchase or finance arrangements with such firms as GE, Hologic, Key Equipment, Philips, Siemens and Spectrum for our diagnostic equipment imaging needs. We seek to establish strong working relationships with our providers, who are of comparable stature and offer similar products, to mitigate the risk that any one supplier becomes unavailable. If we open or acquire additional imaging centers, we may incur material equipment lease obligations. See Note 9, Leases, in the notes accompanying our consolidated financial statements included in this report for further information.

Timely and effective maintenance of our imaging equipment is essential for achieving high utilization rates. In order to ensure operational efficiency, we have maintenance arrangements with the various service arms of the original equipment manufacturers that supply our imaging equipment.

Insurance and Liability Mitigation

We maintain insurance policies with coverage we believe is appropriate in light of the risks attendant to our business and consistent with industry practice. We maintain general liability insurance and professional liability insurance in commercially reasonable amounts. Additionally, we maintain workers’ compensation insurance on all of our employees.

In our agreements with physician groups, including the Group, we require the physician group maintain medical malpractice insurance for each physician in the group, with coverage limits of not less than $1.0 million per incident and $3.0 million in the aggregate per year.

Our insurance coverage is placed on a statutory basis and corresponds to individual state’s requirements. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all. In addition, insurers from which we purchase such insurance may experience financial hardship which would impact their ability to pay covered policyholder claims.

In California our operations benefit from a statutory medical malpractice cap that reduces our liability exposure. California places a $250,000 limit on non-economic damages for medical malpractice cases. The cap applies whether the case is for injury or death, and it allows only one $250,000 recovery in a wrongful death case. Non-economic damages are defined as compensation for pain, suffering, inconvenience, physical impairment, disfigurement and other non-pecuniary injury. No cap applies to economic damages. Other states in which we now operate do not have similar limitations and in those states we believe our insurance coverage to be sufficient.

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

Facilities Licensing and Certification Laws. Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers and personnel. In addition, free-standing diagnostic imaging centers that provide services not performed as part of a physician's office must meet Medicare requirements to be certified as an independent diagnostic testing facility before it can be authorized to bill the Medicare program.

Corporate Practice of Medicine. In the states in which we operate, other than Florida and Arizona, a lay person or any entity other than a professional corporation or other similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. The laws of such states also prohibit a lay person or a non-professional entity from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that we believe keeps us from engaging in the practice of medicine, exercising control over the medical judgments or decisions of the radiology practices or their physicians, or violating the prohibitions against fee-splitting.

Government Healthcare Programs. We derive a substantial portion of our revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies and/or health plans, including but not limited to those participating in the Medicare Advantage program. During the year ended December 31, 2023, approximately 23% of our net service revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid). As a result, any negative changes in governmental capitation or fee-for-service rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing our fees for the specified services. Moreover, if our costs increase, we may not be able to recover our increased costs from these programs.

Government payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services as a result of budgetary constraints, cost containment pressures and other reasons. We believe that these trends in cost containment will continue. These cost containment measures, and other market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, any increased costs that we experience. Our integrated care business and financial operations may be materially affected by these developments.

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute. Federal law known as the Anti-kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Noncompliance with the federal Anti-kickback Statute can result in exclusion from the Medicare, Medicaid or other governmental programs and civil and criminal penalties.

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

Medicare and Medicaid Fraud and Abuse – Stark Law. The Ethics in Patient Referral Act of 1989, commonly known as the Stark Law, prohibits a physician from referring Medicare patients to an entity providing designated health services in which the physician (or immediate family member) has an ownership or investment interest or with which the physician (or immediate family member) has entered into a compensation arrangement. The Stark Law also prohibits the entity from billing for any such prohibited referral. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violation referral and $100,000 for participation in a circumvention scheme. The regulations governing the Stark Law were also recently amended as part of the Regulatory Sprint to Coordinated Care initiative. These new regulations, which among other things establish new exceptions for value-based arrangements, were published by the Centers for Medicare & Medicaid Services (CMS) on November 20, 2020. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

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

Medicare and Medicaid Fraud and Abuse – General. The federal government embarked on an initiative to audit all Medicare carriers, which are the companies that adjudicate and pay Medicare claims. These audits are expected to intensify governmental scrutiny of individual providers. An unsatisfactory audit of any of our diagnostic imaging centers or contracted radiology practices could result in any or all of the following: significant repayment obligations, exclusion from Medicare, Medicaid or other governmental programs, and civil and criminal penalties.

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

State Anti-kickback and Physician Self-referral Laws. Many states have adopted laws similar to the federal Anti-kickback Statute and the Stark Law. Some of these state prohibitions apply to services and the referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Although we believe that we comply with both federal and state anti-kickback laws and self-referral laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and our ability to operate our business.

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

Patient Protection and Affordable Care Act. Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 75% over a three year period. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872), or Reconciliation Act, fully implemented the higher utilization rate in the beginning of 2011, eliminating the phase-in approach provided in the PPACA. This utilization rate was further increased to 90% by the American Taxpayer Relief Act of 2012, effective as of January 1, 2014.

The aim of increased utilization of diagnostic imaging services is to spread the cost of the equipment and services over a greater number of scans, resulting in a lower cost per scan. These changes precipitated reductions in federal reimbursement for medical imaging, resulting in decreased revenues per scan for the scans we perform for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

The PPACA also required individuals to pay additional taxes if he or she was uninsured during the year (the "Individual Mandate"). On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among numerous changes to the tax code, repealed the Individual Mandate tax penalty. Repeal of the Individual Mandate may lead to more people being uninsured, and could raise premium rates for insured persons. Such a development could affect reimbursement, coverage, and utilization of diagnostic imaging services in ways that are currently unpredictable. Other changes to the PPACA (whether through legislation or judicial action), including further rollbacks of the PPACA being sought by congressional and state members of the Republican Party, or expansion of the PPACA (including, but not limited to, the development of a "public option" that would compete with private insurers to offer coverage to both individuals and those with employer sponsored insurance) being sought by the Biden Administration, could have similarly unpredictable effects.

Health Insurance Portability and Accountability Act of 1996. Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable healthcare information.  HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes, including actions affecting non-government healthcare benefit programs. Under HIPAA, a healthcare benefit program includes any private plan or contract affecting interstate commerce under which any medical benefit, item or service is provided. A person or entity that knowingly and willfully obtains the money or property of any healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine or imprisonment, or potentially both. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

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

Environmental Matters. The facilities we operate or manage generate hazardous and medical waste subject to federal and state requirements regarding handling and disposal. We believe that the facilities that we operate and manage are currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the handling and disposal of such materials. We do not believe that we will be required to expend any material additional amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.

Compliance Program. We maintain a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have a compliance officer who is charged with implementing and supervising our compliance program, which includes the adoption of (i) Standards of Conduct for our employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services.

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

Continued turbulence in domestic and international markets and economies may adversely affect our liquidity and financial condition. Patients may transition work, leaving insurance programs, or defer non-emergency procedures, which could reduce overall demand for our services. A decline in global economic conditions could also have a significant impact on the financial condition and operations of our third party payors, contracting radiology groups, equipment manufacturers and other suppliers.

A downturn in the economic environment can also lead to increased risk of collection on our accounts receivable, impairment of goodwill, and increased risk of failure of financial institutions including insurance companies and derivatives counterparties. These and other economic events could materially adversely affect our business, results of operations, financial condition and stock price.

Increasing interest rates or disruption of credit markets could adversely affect our financial condition and liquidity.

In response to recent macroeconomic concerns, the United States and other western countries have implemented monetary policies focused on suppressing inflation, including increasing interest rates. We operate in an industry that requires significant amounts of capital to fund operations, particularly in the development or acquisition of diagnostic imaging centers and the acquisition of diagnostic imaging equipment. To meet these capital requirements, we have incurred various indebtedness including senior secured credit facilities and equipment leases.

Most of our indebtedness is borrowed under terms with variable interest rates. We have purchased, and may in the future purchase, forward swaps or other derivative instruments designed to mitigate the risk of changes in interest rates. The use of such hedging activities may not be effective to offset any, or more than a portion, of the adverse financial effects of unfavorable movements in interest rates over the limited time the hedges are in place. If these market conditions continue, we may experience increased expenses associated with borrowing and resulting decreases in profitability. Moreover, continued disruption in credit markets could render it more difficult for us to timely replace maturing liabilities or to expand credit facilities, which would adversely affect our liquidity and financial condition.

Our labor costs have been, and we expect will continue to be, adversely affected by competition for staffing, the shortage of experienced healthcare professionals, and regulatory activity including changes in minimum wage laws.

Our operations are dependent on the availability, efforts, abilities and experience of management and medical support personnel. We compete with other healthcare providers in recruiting and retaining qualified employees; however, over the past several years, the healthcare industry has faced considerable workforce challenges, including shortages of skilled personnel and increased wage competition. In some of the regions in which we operate, state or municipalities increased the applicable minimum wage, which has created more competition and, in some cases, higher labor costs. If prevailing wages continue to be driven higher, we could suffer increased employee turnover and increased costs, adversely affecting our business.

We have a substantial number of employees who are paid on a part-time or per diem basis. In 2023, California mandated minimum wage increases for certain industries, including ours. As a result, we will experience increased compensation costs for certain of our employees and vendors beginning in 2024. As minimum wage rates increase, related laws and regulations change, and/or inflationary or other pressures increase wage rates, we and our partners may need to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly or salaried employees. If other states adopt similar minimum wage increases, the effect on our cost of operations would be compounded. In addition, we expect that inflationary pressures will continue to impact our salaries, wages, benefits and other costs.

Because the majority of our services are performed under multi-year contracted rates with commercial insurance companies or through government programs such as Medicare and Medicaid, we may be unable to offset these increased labor costs. Any such increase in costs, without an attendant increase in revenues or offsetting increase in operating efficiency, would reduce profitability and cash flows.

We face various risks related to health epidemics and other outbreaks, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face various risks related to health epidemics and other outbreaks, that have emerged and could emerge in the future, including:

•restrictions intended to slow the spread of outbreaks, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have led and may in the future lead to periods where our imaging procedure volumes drop significantly;
•disruptions in supply chains can affect the cost and availability of reagents and other materials needed for certain procedures;
•significant portions of our workforce may be unable to work due to illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations;
•general economic downturns as a result of outbreaks may affect demand or pricing for our services; and
•volatility in the global capital markets may result in a decrease in the price of our common stock, or an increase in our cost of capital.

Business interruptions due to natural disasters or other external events beyond our control can adversely affect our business, financial condition or results of operations.

Our operations can be impacted by external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues, power failures, telecommunication loss, and other natural and man-made events, some of which may be intensified by the effects of climate change and changing weather patterns. Our corporate headquarters and over 100 of our radiology centers are located in California, which is subject to wildfires, blackouts, and potentially damaging earthquakes. In addition, several of our imaging centers located in parts of the east coast have suffered from weather events that caused us to temporarily close centers. These or other similar events could cause disruption or interruption to our operations and significantly impact our employees.

Any disruption to our services may result in decreases in revenues or increased operating and capital expenses. Historically, when we have experienced a reduction in business due to inclement weather or external events for a period of time, our operations have returned to a normalized level, but we have not experienced a significant increase of procedures that would fully compensate for the revenues lost during the slower periods.

Changes in the method or rates of third-party reimbursement could have a negative impact on our results

A significant portion of our business is derived from federal and state reimbursement programs such as Medicare or Medicaid. From time to time those programs implement changes designed to contain healthcare costs, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business. On November 16, 2023, Centers for Medicare and Medicaid Services (“CMS”) released the 2023 Medicare Physician Fee Schedule final rule, which contained significant payment reductions for radiology services, effective January 1, 2024, largely as a result of changes to relative value units, redistributive effects of the CMS proposed clinical labor pricing update and statutorily mandated budget neutrality rules. The January 18, 2024 continuing resolution passed by Congress and signed into law by President Biden did not contain provisions to stop or mitigate these reimbursement cuts. Furthermore, absent further and more permanent intervention from Congress, CMS could propose and impose similar or more significant reimbursement cuts in the months and years ahead.

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

The market for diagnostic imaging services is highly competitive. We compete for patients principally on the basis of our reputation, our ability to provide multiple modalities at many of our centers, the location of our centers and the quality of our diagnostic imaging services. Our competitors include independent imaging operators, such as Akumin, Inc., and smaller regional operators, as well as hospitals, clinics and radiology groups that operate their own imaging equipment. Some of our competitors may have, now or in the future, access to greater financial resources than we do and may have access to newer, more advanced equipment. If we are unable to successfully compete, our business and financial condition would be adversely affected.

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

Our business is substantially dependent on the radiology groups that we contract with to provide medical services at our imaging centers. The radiology groups are party to substantially all of the managed care contracts from which we derive revenue. Under the terms of our management agreements, the radiology groups are required use their best efforts to provide medical services at our centers as well as any new centers that we open or acquire in their areas of operation. Although our management agreements are for multiple years, the radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the radiology groups’ own financial difficulties, loss of physicians or other circumstances.

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

A significant portion of the services that we perform are derived from patient referrals from unaffiliated physicians and other third parties. Those physicians and other third parties do not have any contractual obligation to refer patients to us. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, our imaging procedure volume would decrease, which would reduce our net revenue and operating margins.

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

The physicians employed by our contracted radiology groups are from time to time subject to malpractice claims. Under the terms of our management agreements with those radiology groups, we structure the relationship in a manner that we believe does not constitute our practice of medicine, or subject us to professional malpractice claims for acts or omissions of physicians employed by the contracted radiology practices. Nevertheless, claims relating to services provided by the contracted radiology practices have been asserted against us in the past and may be asserted against us in the future. In addition, we may be subject to other professional liability claims, including for improper use or malfunction of our diagnostic imaging equipment, or for accidental contamination, or injury from exposure to radiation.

We seek to mitigate this risk through the purchase of professional liability insurance. Any claim made against us that is not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, all of which could have an adverse effect on our financial performance. In addition, successful claims against us may adversely affect our business or reputation. Although California places a $250,000 limit on non-economic damages for medical malpractice cases, no limit applies to economic damages and no such limits exist in the other states in which we provide services.

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

For the year ended December 31, 2023, we derived approximately 9% of our total net revenue from capitation arrangements, and we expect to continue to derive a significant portion of our revenue from capitation arrangements in the future. Under capitation arrangements, the payor pays us a pre-determined amount per-patient per-month, and in exchange we are required to provide all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to us as the provider. Our ability to generate profit from these arrangements is dependent on our ability to correctly forecast demand for services for the patient base, negotiate appropriate pre-determined amounts with the payor and efficiently manage the utilization of those services. If we are not successful in forecasting demand patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, or if we are not efficient in managing the utilization of services under these capitation arrangements, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

Cybersecurity threats and other disruption or malfunction in our information technology systems could adversely affect our business.

We rely on information technology systems to process, transmit and store electronic information including legally-protected personal information, such as diagnostic image results and other patient health information, credit card and other financial information, insurance information, and personally identifiable information. A significant portion of the communication between our personnel, patients, business partners, and suppliers depends on information technology. We rely on our information systems to perform functions critical to our ability to operate, including patient scheduling, billing, collections, image storage and image transmission. We also use information technology systems and networks in our operations and supporting departments such as research and development, marketing, accounting, finance, and human resources. The future success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity and other network processes.

Our information technology system is vulnerable to damage or interruption from:

•Cybersecurity attacks and breaches, ransomware and computer viruses, coordinated attacks by hackers, activist entities, organized criminal threat actors, and nation-state sponsored actors, seeking to disrupt operations or misappropriate information;
•technology service provider outages and technology supply chain cyber-security weaknesses;
•power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events;
•earthquakes, fires, floods and other natural disasters; and
•acts of vandalism or theft, misplaced or lost data, programming or human errors and similar events.

Cybersecurity threats are constantly changing, increasing the difficulty of successfully defending against them or implementing adequate preventive measures. While we maintain multiple layers of security measures and are continuously enhancing our security technologies to address new threats, emerging and advanced cybersecurity threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. We have in the past experienced unauthorized access to our network and could again face attempts by others to gain unauthorized access to information or to introduce malicious software to disrupt the operation of our information technology systems. While management is not aware of a cybersecurity incident that has had a material effect on our operations, there can be no assurances that a cybersecurity incident that could have a material impact on us will not occur in the future.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. A successful ransomware or similar attack could disrupt or limit our ability to operate and generate revenue for an extended period of time including our ability to retrieve patient records, schedule imaging procedures, store and transmit diagnostic images, bill payors or patients, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, and manage the administrative aspects of our business, any of which could materially adversely affect our business. Extortion payments may alleviate the negative impact of a ransomware attack, but there is the risk that the threat actor may not destroy the stolen information and we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability or penalties under laws and regulations that protect the privacy of personal information, such as HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, or state privacy regulations, such as the California Consumer Privacy Act. We may be required to comply with state breach notification laws or become subject to mandatory corrective action.

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

Our success depends in part on our ability to attract and retain qualified senior and executive management, and managerial and technical personnel. The loss of the services of Dr. Howard G. Berger, our President and Chief Executive Officer, and Norman R. Hames or Stephen M. Forthuber, our Presidents and Chief Operating Officers, West Coast and East Coast, respectively, could hinder our ability to execute our business strategy and have a significant negative impact on our operations. We believe that they could not easily be replaced with executives of equal experience and capabilities, which would adversely affect our business.

The future growth of our imaging business is partially dependent on our ability to continue to successfully integrate acquired businesses.

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution of our imaging center business. During the past three fiscal years, we have completed acquisitions that have added 45 centers to our fixed-site outpatient diagnostic imaging services.

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

We may not generate the expected benefits from our investment in AI technologies or other new lines of business.

We believe that technology advancements including AI will significantly impact diagnostic imaging services in the future. As part of our growth strategy we have acquired or invested in a number of AI companies and technologies, including DeepHealth, Inc., NuLogix Health, Inc., WhiteRabbit.ai, Aidence Holding B.V. and Quantib B.V. with the expectation that these AI technologies can be developed into solutions that enhance the quality of outcomes for patients via improved diagnostic imaging, reduce operating costs, and correspondingly improve our competitive position. However, the success of our AI investments will depend upon a number of factors, some of which are out of our control, such as:

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

In the future we may acquire companies that create a new line of business. The process of integrating the acquired business, technology, service and research and development component into our business and operations and entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. In developing a new line of business, we may invest significant time and resources that take away the attention of management that would otherwise be available for ongoing development of our business. In addition, there can be no assurance that our new lines of business will ultimately be successful. The failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on our business, financial condition, and results of operations.

Healthcare and Regulatory Risks

The regulatory framework in which we operate is continually evolving.

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

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. Furthermore, additional changes to, or rollback of, the PPACA, whether through legislation or judicial action, may also affect reimbursement and coverage in ways that are currently unpredictable. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

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
•state laws governing the approval of healthcare transactions and complying with cost targets, including the California Health Care Quality and Affordability Act and its implementing regulations.
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

In addition, federal legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS (which currently include the American College of Radiology, the Intersocietal Accreditation Commission and the Joint Commission). Our MRI, CT, nuclear medicine, ultrasound and mammography centers are currently accredited by the American College of Radiology. We may not be able to receive the required regulatory approvals or accreditation for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

Our payors required that the physicians providing imaging services are credentialed, before the payor will commence payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

Our centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2023, approximately 23% and 3% of our net service fee revenue came from Medicare and various state Medicaid programs, respectively. A change in the applicable certification status of one of our centers could adversely affect our other centers and, in turn, us as a whole.

Our agreements with the contracted radiology practices must be structured to avoid the corporate practice of medicine and fee-splitting.

The laws of certain states prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into management agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee typically based on a percentage of the practice’s revenue. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians, or violating the prohibitions against fee-splitting. State laws and enforcement efforts regarding corporate practice of medicine and fee-splitting are often subject to change. As a consequence, there can be no assurance that our present arrangements with the Group or the physicians providing medical services and medical supervision at our imaging centers will not be challenged, and, if challenged, that they will not be found to violate the corporate practice of medicine or fee splitting prohibitions. Any violation would subject us to potential damages, injunction and/or civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services and/or change the amounts we receive under our management agreements.

If we fail to comply with federal and state privacy and information security laws mandating protection of certain confidential data against disclosure, including cybersecurity attacks, we may be subject to government or private actions.

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act. Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents.

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

Financial Risks

Because we have high fixed costs, lower scan volumes or other decreases revenues could adversely affect the profitability of our business.

The principal components of our expenses are debt service, depreciation, compensation paid to technologists, salaries, real estate lease expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results depending on the source of our revenue. Thus, decreased revenue as a result of lower scan volumes, product mix, or reductions in reimbursement rates could result in lower margins, which would materially adversely affect the profitability of our business.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2023 term loan indebtedness, excluding related discount, was $823.1 million, of which the Barclays credit facility term loans were $678.7 million and the Truist credit facility term loan was $144.4 million. Our substantial indebtedness could also:

•make it difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•expose us to the risk of interest rate increases on our variable rate borrowings, including borrowings under our Barclays and Truist credit facilities;
•increase our vulnerability to adverse general economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds on terms that are satisfactory to us, or at all.

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

We have been required to recognize impairment charges in the past, and may again. In September 2023, we determined that an In-process Research and Development ("IPR&D") indefinite-lived intangible asset related to Aidence Holding B.V.'s Ai Veye Lung Nodule and Veye Clinic would not receive FDA approval for sale in the US without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million. A future decline in our operating results, future estimated cash flows and other assumptions could impact our estimated fair values, potentially leading to a material impairment of goodwill, other intangible assets, or other long-lived assets, which could adversely affect our financial position and results of operations.

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

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2021 through December 31, 2023, the trading price of our common stock fluctuated from a high of $38.84 per share to a low of $12.03 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

In the future, we could become the subject of an unsolicited attempted takeover of our company. Although an unsolicited takeover could be in the best interests of our stockholders, our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that will impede the removal of directors and may discourage a third-party from making a proposal to acquire us. For example, provisions in our organizational documents:

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

We are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

As a healthcare provider, cybersecurity, data protection, safeguarding patient information and the integrity of our information systems is of the utmost priority. We have developed and maintain a Cybersecurity and Data Protection Program which aligns with industry-standard frameworks and applicable regulatory requirements, integrates with our overall risk management process, and aims to ensure cybersecurity concerns are a requisite element for decision-making at all levels of our business.

RadNet’s Cybersecurity and Data Protection Program assesses, identifies and manages threats to our information systems and evaluates cybersecurity risks associated with our vendors and third-party partners. We are focused on detecting, preventing and responding to cyber threats, maintaining the privacy and protection of sensitive information, and maintaining the durability and resiliency of our information and data processing systems.

Our approach to designing, operating and measuring the effectiveness of our program leverages experienced internal resources, industry-recognized cybersecurity consultants, assessors, healthcare and industry-specific cybersecurity working groups and threat-intelligence platforms, federal law enforcement and CISA partnerships. We use these resources and partnerships, along with our internal expertise, to develop specialized insights pertinent to our business’s cyber-risk, and tailor our cybersecurity strategy to best safeguard our systems and data.

We staff an internal cybersecurity team and maintain a third-party managed security operations center which in-concert provide 24x7x365 real-time detection and response. These teams are always connected and routinely respond to perceived threats within minutes. Time to detect and respond metrics are continuously evaluated for opportunities to enhance our program.

Cyber-awareness training and testing is a key component of RadNet’s Cybersecurity and Data Protection Program. Every employee is required to complete cyber-related training (including third-parties who access our systems) and successfully complete testing throughout the year in addition to monthly phishing tests. Furthermore, we require all system users to complete annual Patient Privacy and Patient Data Breach training and testing to meet RadNet compliance standards.

We benchmark and evaluate our Cybersecurity and Data Protection Program and data protection maturity against the NIST Cybersecurity Framework and the HIPAA Security Rule. Consistent with these frameworks, our program includes recurring third-party assessments and a vendor risk management program. Our vendor risk management program conducts security assessments to determine a risk profile of potential vendors and third-party partners and integrates ongoing monitoring and periodic re-assessments to ensure compliance with RadNet’s security standards. RadNet’s Vendor Risk Management Team works closely with RadNet Legal, Compliance and Operations teams to address data safety, compliance and legal requirements for each of our vendor/partner engagements.

We continuously evaluate the practical effectiveness of our cyber-defenses both internally and externally using a combination of technology-based assessments and recurring third-party audits. Our Critical Incident Response Team periodically conducts cyber-focused tabletop exercises using scenarios drawn from observations of risk indicators and from threat intelligence reports of real-world incidents affecting our industry. Outcomes and insights from tabletop exercises are used to enhance RadNet’s Incident Response Plan which is architected following NIST guidelines and reviewed annually and updated periodically as needed.

Our program's overall maturity and operational readiness are regularly evaluated internally by RadNet IT Governance and Compliance teams and by independent expert auditors using the NIST's Cybersecurity Framework. Our program, and the results of the evaluation and testing efforts, are regularly reviewed by our senior management and members of our Board of Directors.

Cybersecurity threats, including previous cybersecurity incidents, have not materially affected our business strategy, results of operations, or financial condition. However, cybersecurity threats have the potential to interrupt our operations or cause significant financial hardship. Our risks associated with cybersecurity threats are set forth under “Risk Factors” in Part I, Item 1A in this report.

Governance

RadNet is committed to appropriate cybersecurity governance and oversight. Our Cybersecurity and Data Protection Program is the principal responsibility of our Chief Information Officer and Chief Information Security Officer, each of whom have over 20 years of experience in information systems, including cybersecurity training and experience. Additionally, RadNet’s CIO and CISO work closely with our executive management, legal and compliance leaders, and meet regularly to discuss cybersecurity matters and risks.

Our Board of Directors oversees management's processes for identifying and mitigating risks, including cybersecurity and information security risks. Our Audit Committee of our Board of Directors regularly reviews our technology and cybersecurity program and effectiveness, and internal audits of our program. Our Audit Committee also receives regular cybersecurity updates and education on a broad range of topics, including:

•current cybersecurity landscape and emerging threats;
•status of ongoing cybersecurity initiatives and strategies;
•incident report and learnings from any cybersecurity events; and
•compliance with regulatory requirements and industry standards.

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

At December 31, 2023, we operated directly or indirectly through joint ventures with hospitals, 366 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. We lease the premises at which these facilities are located and do not have options to purchase the facilities we rent. Our most common initial lease term varies in length from 5 to 15 years. Factoring in renewal options, we can have a total span of 10 to 35 years at the facilities we lease. We also lease smaller satellite X-Ray locations, usually for one year terms, that are renewable on mutual consent with the landlord. Rental increases can range from 1% to 10% on an annual basis, depending on the location and market conditions where we do business.

As of December 31, 2023, total square footage operated directly or indirectly under lease, including medical office, administrative and warehouse locations, was approximately 2.7 million square feet. All leasing activity described relates solely to our Imaging Center segment, as our AI segment leasing activity is currently immaterial.

Item 3.	Legal Proceedings

From time to time we are engaged in the defense of lawsuits arising out of the ordinary course of our business. We do not believe that the outcome of our current litigation will have a material adverse impact on our business, financial condition and results of operations. However, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our financial condition and operating results could be materially adversely affected.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Trading Market

Our common stock is quoted on the NASDAQ Global Market under the symbol “RDNT”.

Holders

As of February 27, 2024, the number of holders of record of our common stock was 1,001.

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

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2018 to 2023 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2018 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 29, 2023. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Comparison of Cummulative Five Year Total Return

$500
$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/30/22
12/29/23
RadNet, Inc.
S&P 500 Index
S&P Health Care Sector

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/31/19	12/31/20	12/31/21	12/30/22	12/29/23
RadNet, Inc.	99.61	(3.60)	53.86	(37.46)	84.65
S&P 500 Index	31.49	18.40	28.71	(18.11)	26.29
S&P Health Care Sector	20.82	13.45	26.13	(1.96)	2.06

	Base	INDEXED RETURNS Years Ending
	Period
Company / Index	12/31/18	12/31/19	12/31/20	12/31/21	12/30/22	12/29/23
RadNet, Inc.	100	199.61	192.43	296.07	185.15	341.89
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
S&P Health Care Sector	100	120.82	137.07	172.89	169.51	173.00

Recent Sales of Unregistered Securities
On December 12, 2023, we issued 64,569 shares of common stock to settle a milestone contingent liability as part of our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $2.3 million.
On September 20, 2023, we issued 56,600 shares of common stock to settle a milestone contingent liability as part of our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $1.6 million.
On July 7, 2023, we issued 113,303 shares of common stock to settle the stock portion of a holdback contingent liability as part of our purchase of Quantib B.V. The shares were ascribed a value of $3.5 million.

On April 30, 2023, we issued 114,227 shares of common stock to settle a holdback contingent liability as part of our purchase of Aidence Holding B.V. The shares were ascribed a value of $4.0 million.
In each of the foregoing transactions, the shares of common stock issued without registration on the basis of the exemption for private placement transactions provided by Section 4(a)(2) of the Securities Act.

Item 6.	Reserved

Not Required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of RadNet, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes included in this annual report on Form 10-K.

Overview

We are a national provider of diagnostic imaging services in the United States. At December 31, 2023, we operated directly or indirectly through joint ventures with hospitals, 366 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Internationally, our subsidiary Heart & Lung Imaging Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our consolidated financial statements included in this report.

Our imaging centers centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Integral to the imaging center business is our software arm headed by eRad, Inc., which sells computerized systems that distribute, display, store and retrieve digital images.

We have also established an Artificial Intelligence (AI) business, that develops and deploys AI suites to enhance radiologist interpretations of breast, lung and prostate images. The division is led by our DeepHealth, Inc. subsidiary and includes our acquisitions of Aidence Holding B.V. and Quantib B.V., both based in the Netherlands.

The following table shows our imaging centers in operation at year end and revenues for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Centers in operation	366	357	347
Total revenue (millions)	$1,617	$1,430	$1,315

Our revenue is derived from a diverse mix of payors, including private payors and commercial insurance companies, managed care capitated payors, and government payors such as Medicare and Medicaid. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our service fee revenue, net of contractual allowances and discounts, implicit price concessions, and revenue under capitation arrangements for the years ended December 31, 2023, 2022 and 2021 are summarized in the following table (in thousands):

In Thousands	2023	2022	2021
Commercial insurance	$897,948	$785,128	$743,462
Medicare	363,863	311,124	280,911
Medicaid	43,175	38,279	34,731
Workers' compensation/personal injury	47,364	51,339	44,235
Other patient revenue	42,249	31,849	19,398
Management fee revenue	17,936	22,235	19,630
Software and teleradiology	18,082	14,238	10,525
Other	20,111	19,428	12,436
Revenue under capitation arrangements	153,433	152,045	148,334
Imaging center segment revenue	1,604,161	1,425,665	1,313,662
AI segment revenue	12,469	4,396	1,415
Total revenue	$1,616,630	$1,430,061	$1,315,077

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

Acquisitions, Equity Investments and Joint Venture Activity

The following discussion summarizes certain details concerning our acquisition or disposition of centers, our equity investments and our joint venture transactions. See Note 4, Business Combinations and Related Activity and Note 2, Summary of Significant Accounting Policies, in the notes accompanying our consolidated financial statements included in this report for further information.

Acquisitions

Imaging Center Segment

Radiology Imaging Center Asset Acquisitions:

During the years ended 2023, 2022 and 2021, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in many of our markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

2023:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities
C.C.D.G.L.R. & S Services Inc.*	1/1/2023	3,500	435	1,689	3,015	50	—	(1,689)
Southern California Diagnostic Imaging, Inc.*	1/1/2023	1,815	466	1,184	1,272	50	27	(1,184)
Inglewood Imaging Center, LLC*	2/1/2023	2,600	877	1,188	1,658	50	15	(1,188)
Ramapo Radiology Associates, P.C.*	2/1/2023	2,000	1,663	3,775	229	100	8	(3,775)
Madison Radiology Medical Group, Inc.*	4/1/2023	250	100	—	150	—	—	—
Delaware Diagnostic Imaging, P.A.*	8/1/2023	600	401	337	149	50	—	(337)
Total		$10,765	$3,942	$8,173	$6,473	$300	$50	$(8,173)

*Fair Value Determination is Final

2022:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities
IFRC LLC*^	1/1/2022	8,200	2,910	1,703	5,271	—	19	(1,703)
IFRC LLC*^	1/1/2022	4,800	2,103	857	2,697	—	—	(857)
Heart & Lung Imaging Limited+	11/1/2022	32,000	—	—	16,200	15,800	—	—
Montclair Radiological Associates, P.A.*#	10/1/2022	94,877	16,414	4,665	79,690	400	(2,168)	(4,124)
Chelsea Dignostic Radiology, P.C.*	12/1/2022	2,800	568	—	2,132	100	—	—
North Jersey Imaging Center, LLC*	12/9/2022	104	20	—	55	25	4	—
Total		$142,781	$22,015	$7,225	$106,045	$16,325	$(2,145)	$(6,684)

*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, one of which was purchased separately by a joint venture with Calvert Medical Imaging Centers, LLC.
#Montclair Radiological Associates includes a liability for $1.2 million in contingent consideration.
+See detailed description of the Heart & Lung Imaging Limited acquisition below.

Heart & Lung Imaging Limited. On November 1, 2022, we acquired a 75% controlling interest in Heart & Lung Imaging Limited (“HLI”). HLI is a teleradiology concern which operates in the United Kingdom with the National Healthcare Service to screen high risk populations for cardiac and lung conditions. HLI’s operations are included in our imaging center segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $31.9 million, including: (a) shares of our common stock with a fair value of $6.8 million

(359,002 shares issued at $19.06 per share), (b) cash of $6.3 million, (c) contingent consideration of $10.8 million ($10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims) and (d) noncontrolling interest of $8.0 million. We recorded $0.6 million in current assets, $15.8 million in intangible assets, $0.6 million current liabilities and $16.2 million in goodwill in connection with this transaction.

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

Artificial Intelligence Segment

Aidence Holding B.V. On January 20, 2022, we acquired all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise focused on developing artificial intelligence powered applications for lung nodule management and early lung cancer diagnosis and reporting. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including (a) 1,117,872 shares of our common stock issued at $26.80 per share with a fair value of $30.0 million (b) cash of $1.8 million, (c) contingent consideration of $11.9 million ($7.4 million in milestones to be settled in shares or cash at our election and a share holdback of $4.5 million) and (d) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. As a result of this transaction, we recorded $1.0 million in current assets, $0.2 million in property and equipment, $27.7 million in intangible assets (including developed technology of $21.1 million and IPR&D of $5.5 million), $3.2 million in current liabilities, a deferred tax liability of $3.5 million, and $22.9 million in goodwill.
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

The IPR&D asset relates primarily to an in-process project for a customer relationship management offering to manage patients that are found with Incidental Pulmonary Nodules and has not reached technological feasibility as of the acquisition date. The asset recorded relates to one project, and the Company originally expected to complete the project following twelve months of acquisition. Subsequently, in September 2023, we determined that the IPR&D related to Aidence's Ai Veye Lung Nodule and Veye Clinic would not achieve FDA approval for sale in the US without a new submission and additional expenditures for rework. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the associated IPR&D intangible asset and resulted in an impairment charge of $3.9 million within Cost of operations in our Consolidated Statements of Operations in the consolidated financial statements included with this report.

The useful lives for the developed technology asset was set at 7 years, for customer relationships 5.4 years, and trade names was 7 years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the acquisition. These benefits include expanding our AI capabilities to drive revenue growth.

Quantib B.V. On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise focused on developing artificial intelligence powered applications for neurological and prostate imaging scans and reporting. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $42.3 million including (a) 965,058 shares of our common stock issued at $26.80 per share with a fair value of $25.9 million (b) cash of $11.8 million and (c) contingent consideration consisting of 113,303 shares with a fair value at the date of close of $3.0 million and cash of $1.6 million both to be released 18 months after acquisition subject to adjustment for any indemnification claims. As a result of this transaction, we recorded $2.4 million in current assets, $0.1 million in property and equipment, $21.3 million in intangible assets (including developed technology of $19.6 million and IPR&D of $0.7 million), $0.7 million in current liabilities, $6.7 million in long-term debt and deferred tax liabilities, and $26.4 million in goodwill.

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

The useful lives for the developed technology asset was set at seven years, customer relationships three years, and trade names seven years. The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the acquisition. These benefits include expanding our AI capabilities to drive revenue growth.
Subsidiary activity
Formation of majority owned subsidiaries
Los Angeles Imaging Group, LLC. On September 1, 2023, we formed a wholly-owned subsidiary, Los Angeles Imaging Group, LLC ("LAIG"). The operation offers multi-modality imaging services out of three locations in Los Angeles, California. We contributed the operations of 3 centers to the subsidiary. Cedars-Sinai Medical Center purchased from us a 35% noncontrolling economic interest in LAIG for a cash payment of $5.9 million. As a result of the transaction, we retain a 65% controlling economic interest in LAIG.
Frederick County Radiology, LLC. On April 1, 2022 we formed Frederick County Radiology, LLC ("FCR"), a partnership with Frederick Health Hospital, Inc. The operation offers multi-modality services out of six locations in Frederick, Maryland. We contributed the operations of four centers to the enterprise and Frederick Health Hospital, Inc. contributed $5.4 million in fixed assets, $3.0 million in equipment, and $11.0 million in goodwill. As a result of the transaction, we recognized a gain of $6.6 million to additional paid in capital and retained a 65% controlling economic interest in FCR and Frederick Health Hospital, Inc. retains an $11.1 million or 35% noncontrolling economic interest in FCR.
Advanced Radiology at Capital Region, LLC. On June 15, 2022 we formed Advanced Radiology at Capital Region, LLC, a partnership with Dimension Health Corporation, an affiliate of the University of Maryland. The operation will provide multi-modality services out of two yet to be determined locations in the Largo, Maryland area. The venture was initially capitalized with nominal amounts of $5.1 thousand for a 51% economic interest from us and $4.9 thousand from Dimension Health Corporation for a 49% economic interest.
Simi Valley Imaging Group, LLC. On January 1, 2021 we formed the Simi Valley Imaging Group, LLC, a partnership with Simi Valley Hospital and Health Services. The operation will offer multi-modality imaging services out of two locations in Ventura County, California. Total investment in the venture is $0.4 million. We contributed $0.3 million in assets for a 60.0% economic interest and Simi Valley Hospital and Health Services contributed assets totaling $0.1 million for a 40.0% economic interest.
Joint venture investment contribution
Santa Monica Imaging Group, LLC
On April 1, 2017, we formed in conjunction with Cedars-Sinai Medical Center the Santa Monica Imaging Group, LLC ("SMIG"), consisting of two multi-modality imaging centers located in Santa Monica, California with RadNet holding a 40% economic interest and Cedars-Sinai Medical Center holding a 60% economic interest. We account for our share of the venture under the equity method. On January 1, 2019, Cedars-Sinai Medical Center purchased an additional 5% economic interest in SMIG from us and, as a result, our economic interest in SMIG was reduced to 35%.
On September 1, 2023, we contributed an additional multi-modality imaging center and a newly constructed imaging center located in Beverly Hills, California valued at $27.2 million and purchased an additional economic interest in SMIG for cash payment of $11.3 million. Simultaneously, Cedars-Sinai Medical Center contributed five additional multi-modality imaging centers located in Santa Monica, California. As a result of the transaction, our economic interest in SMIG has been increased to 49%. We recorded a gain of $16.8 million, within (gain) on contribution of imaging centers into joint venture in our consolidated statement of operations representing the difference between the fair value and carrying value of the business contributed.

Sale of ownership interest in a majority owned subsidiary
Effective September 1, 2021 we completed the sale of a 24.9% ownership interest in our majority owned subsidiary West Valley Imaging Group, LLC for $13.1 million to Tarzana Medical Center, LLC. After the sale, our ownership interest in the subsidiary has reduced from 75.0% to 50.1% and we retain a controlling financial interest in the subsidiary. We recognized in additional paid in capital on our consolidated balance sheets, $4.2 million excess in consideration over the carrying value of the sold economic interest. Following the sale of our ownership interest we acquired from Tarzana Medical Center, LLC, certain tangible and intangible business assets for purchase consideration of approximately $5.2 million.

Joint venture investment contributions to Arizona Diagnostic Radiology Group
During the years ended December 31, 2023 and 2022, we made additional equity contributions of $2.4 million and $1.4 million, respectively, to Arizona Diagnostic Radiology Group ("ADRG", our joint venture with Dignity Health).
On November 1, 2022 we contributed eight of our imaging centers to ADRG of $12.7 million and recorded a loss of $0.5 million which was calculated as the difference between the transaction price and carrying value of such imaging centers which included equipment and other assets and an allocation of goodwill to such imaging centers. We recorded $4.5 million of the transaction price as an offset to due to affiliates while the remaining $8.3 million was recorded as investment in joint venture on our balance sheet. We accounted for the transaction as an adjustment to our equity investment for the value of the assets contributed. To maintain our 49% economic interest in ADRG, we received a distribution from the partnership of $4.5 million to reduce our overall investment to $8.3 million.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue for the years 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
REVENUE
Service fee revenue	90.5%	89.4%	88.7%
Revenue under capitation arrangements	9.5%	10.6%	11.3%
Total Revenue	100.0%	100.0%	100.0%
Provider relief funding	—%	—%	0.7%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	86.3%	88.4%	85.4%
Gain on contribution of imaging centers into joint venture	(1.0)%	—%	—%
Lease abandonment charges	0.3%	—%	1.5%
Depreciation and amortization	7.9%	8.1%	7.4%
Loss on sale and disposal of equipment and other	0.1%	0.2%	0.1%
Severance costs	0.2%	0.1%	0.1%
Total operating expenses	93.9%	96.8%	94.4%
INCOME FROM OPERATIONS	6.1%	3.2%	6.3%

OTHER INCOME AND EXPENSES
Interest expense	4.0%	3.6%	3.7%
Equity in earnings of joint ventures	(0.4)%	(0.7)%	(0.8)%
Non-cash change in fair value of interest rate swaps	0.5%	(2.8)%	(1.6)%
Loss on extinguishment of debt and related expenses	—%	0.1%	0.5%
Other (income) expenses	(0.4)%	0.1%	0.1%
Total other expenses	3.7%	0.2%	1.9%
INCOME BEFORE INCOME TAXES	2.4%	3.0%	4.5%
Provision for income taxes	(0.5)%	(0.7)%	(1.1)%
NET INCOME	1.9%	2.3%	3.3%
Net income attributable to noncontrolling interests	1.7%	1.6%	1.5%
NET INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	0.2%	0.7%	1.8%

Imaging Center Segment

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
We grow our imaging center business through a combination of organic growth as well as acquisitions and joint ventures. In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2022 through December 31, 2023. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2022 through December 31, 2023.

Total Revenue

In Thousands	Year Ended December 31,
Revenue	2023	2022	$ Increase/(Decrease)	% Change
Total Revenue	$1,604,161	$1,425,665	$178,496	12.5%
Same Center Revenue	$1,465,076	$1,372,134	$92,942	6.8%
Excluded	$139,085	$53,531	—	—

Overall revenue change was driven by procedure volume growth of 5.7% compared to the same period in the prior year. On a same center basis, the increase in revenue was largely attributable to product mix as advanced radiology procedures of MRI, PET, and CT expanded at combined 7.2% to provide the major portion of the revenue growth.

Operating Expenses

Total operating expenses for the twelve months ended December 31, 2023 increased approximately $130.8 million, or 9.7%, from $1.35 billion for the twelve months ended December 31, 2022 to $1.48 billion for the twelve months ended December 31, 2023. The following table sets forth our cost of operations and total operating expenses for the twelve months ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022

Salaries and professional reading fees, excluding stock-based compensation	$860,464	$778,586
Stock-based compensation	24,575	20,988
Building and equipment rental	117,660	123,150
Medical supplies	86,213	68,712
Other operating expenses*	282,124	249,157
Cost of operations	1,371,036	1,240,593

Depreciation and amortization	120,776	109,524
Gain on contribution of imaging centers into joint venture	(16,808)	—
Lease abandonment charges	5,147	—
Loss on sale and disposal of equipment	2,191	2,506
Severance costs	1,972	926
Total operating expenses	$1,484,314	$1,353,549

*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecommunications, utilities, marketing, travel and other expenses.
     Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Year Ended December 31,
Salaries and Professional Fees	2023	2022	$ Increase/(Decrease)	% Change
Total	$860,464	$778,586	$81,878	10.5%
Same Center	$805,096	$757,989	$47,107	6.2%
Excluded	$55,368	$20,597	—	—

Similar to the prior year, growth in procedure volumes precipitated increases in salary expenses to meet additional professional staffing needs and we increased salaries as we seek to retain our skilled work force in the current tight labor market.
    Stock-based compensation

Stock-based compensation decreased $3.6 million, or 17.1%, to approximately $24.6 million for the twelve months ended December 31, 2023 compared to $21.0 million for the twelve months ended December 31, 2022.

    Building and equipment rental

In Thousands	Year Ended December 31,
Building & Equipment Rental	2023	2022	$ Increase/(Decrease)	% Change
Total	$117,660	$123,150	($5,490)	(4.5)%
Same Center	$104,257	$113,277	($9,020)	(8.0)%
Excluded	$13,403	$9,873	—	—

The decrease in building and equipment rental was the result of our contribution of Phoenix, AZ imaging centers in connection with the formation of the Arizona Diagnostic Radiology Group joint venture in November 2022 and from the buyout of radiology equipment lease contracts during the year.
    Medical supplies

In Thousands	Year Ended December 31,
Medical Supplies Expense	2023	2022	$ Increase/(Decrease)	% Change
Total	$86,213	$68,712	$17,501	25.5%
Same Center	$79,550	$64,872	$14,678	22.6%
Excluded	$6,663	$3,840	—	—

Increased medical supplies expense was related to the 7.2% growth in advanced radiology volumes noted above, combined with price increases for contrast agents and higher utilization of isotopes employed in PET and CT procedures.
    Other operating expenses

In Thousands	Year Ended December 31,
Other Operating Expenses	2023	2022	$ Increase/(Decrease)	% Change
Total	$282,124	$249,157	$32,967	13.2%
Same Center	$259,164	$240,084	$19,078	7.9%
Excluded	$22,960	$9,073	—	—

The rise in other operating expenses is attributable to additional professional fees associated with our acquisition activity, contractor services, equipment and maintenance and software upgrades all in support of our expansion and increase in procedure volumes.
Additional segment operating and non operating expenses:

In Thousands	Year Ended December 31,
	2023	2022	$ Increase/(Decrease)	% Change
Depreciation and Amortization	$120,776	$109,524	$11,252	10.3%
Loss on disposal of equipment and other	$2,191	$2,506	($315)	(12.6)%
(Gain) Loss on contribution of imaging centers into joint venture	($16,808)	—	($16,808)	nm
Non-cash change in fair value of interest rate swaps	$8,185	($39,621)	$47,806	(120.7)%
Other (income) expenses	($7,756)	$3,467	($11,223)	(323.7)%
Severance	$1,972	$926	$1,046	113.0%
    nm=not meaningful

The increase in depreciation expense was the result of our higher depreciable asset base. For the year ended December 31, 2023, we recognized a gain on the contribution of assets into our Santa Monica Imaging Group LLC joint venture. The non-cash expense associated with the change in fair value of our interest rate swaps for the year ended December

31, 2023 related to the expiration of our notional $100 million in 2019 swaps and the shorter term on our remaining $400 million notional 2019 swaps. The gain associated with the non-cash change in fair value of interest rate swaps during the year ended December 31, 2022 was driven by the significant increase in interest rates experienced during the period. Other income for the year ended December 31, 2023 included money market interest income of $10.9 million, offset by an eRad loss on investments of $3.1 million. Other expenses in 2022 included approximately $0.7 million of debt restructuring charges related to the refinancing of our credit facilities with Truist in 2022 and an eRad loss on investments of $2.9 million. See Note 8, Credit Facilities and Notes Payable, in the notes accompanying our consolidated financial statements included in this report.

Lease abandonment charges

We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. During the end of 2023, we experienced lower utilization at two imaging centers. As a result, we abandoned the leases related to these locations at the end of 2023 and diverted the patients to our other sites in the area. We recorded a charge of approximately $5.1 million in December 2023 related to lease facilities abandonment. The lease abandonment charges include the impairment of associated right-of-use assets of $2.7 million and write off of related leasehold improvements of approximately $2.5 million.

In Thousands	Year Ended December 31,
Lease abandonment charges	2023	2022	$ Increase/(Decrease)	% Change
Total	$5,147	—	$5,147	—
Same Center	$5,147	—	$5,147	—
Excluded	—	—	—	—

Impairment Charges

In September 2023, we determined that an IPR&D indefinite-lived intangible asset related to Aidence's Ai Veye Lung Nodule and Veye Clinic would not receive FDA approval for sale in the US without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million.

Interest expense

In Thousands	Year Ended December 31,
Interest Expense	2023	2022	$ Increase/(Decrease)	% Change
Total Interest Expense	$64,483	$50,841	$13,642	26.8%
Interest related to derivatives*	$(9,752)	$7,806
Interest related to amortization**	$2,987	$2,693
Adjusted Interest Expense***	$71,248	$40,342	$30,906	76.6%
*Includes payments from 2019 swaps
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other

The rise in adjusted interest expense is attributable to higher overall loan balances in combination with increased variable interest rates paid on those balances in comparison to the same period in the prior year. During 2022 we refinanced our Truist term loan which added an additional $108.0 million in obligations to our balance sheet in the fourth quarter. Based on recent Federal Reserve interest rate decisions, we expect the effective interest rates on our senior credit facilities, and the related interest expense, to stabilize in the near term. See “Liquidity and Capital Resources” below for more details on our credit facilities.

To mitigate our future floating rate interest expense exposure we entered into the 2019 swaps with locked in interest rates for one-month Term SOFR of 1.89% for $100 million of notional value and 1.98% for $400 million of notional value. We are liable for premium payments to the 2019 swap counterparties if interests rates are below the arranged rates, and receive payments from the 2019 swap counterparties if interest rates exceed the arranged rates. If interest rates were to theoretically reduce to 0%, our maximum premium payment would be the difference between the two swapped rates and 0% then multiplied by the notional value of the swaps, or $1.89 million per year for the $100 million swap and $8.0 million per year for the $400 million swap. Payments under the 2019 swaps are settled in cash on a monthly basis. During the year ended December 31, 2023, interest rates were above the arranged rates for most of the year and we received payment of $14.5 million in cash payments from our 2019 swap counterparties, which was reported a component of interest expense. See the Derivative Instruments section of Note 2, Summary of Significant Accounting Policies, in the notes accompanying the consolidated financial statements included in this report and Item 7A — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Non-cash change in fair value of interest rate hedge

In 2020, we determined that the cash flows from the 2019 swaps did not match the cash flows of our Barclays term loan and were therefore ineffective as cash flow hedges. Since that time, in accordance with accounting guidelines, all changes in fair value are being recognized in other income and expense.

The fair value of the 2019 swaps at December 31, 2023 was a net asset of $15.1 million compared to a net asset of $23.3 million December 31, 2022, resulting in a loss of $8.2 million during the year ended December 31, 2023, which decreased the Company’s tax provision by $2.1 million. The significant change in fair value was caused by the expiration of the $100 million swap in October 2023 and the shorter remaining term on the $400 million swap, which offset the increase in market interest rates and the steepening of the yield curve. The one-month Term SOFR rate at December 31, 2023 was approximately 5.47%, higher than the 4.33% one-month Term SOFR rate at December 31, 2022 and significantly above the 1.98% arranged rate for the $400 million portion of the 2019 swaps.

Equity in earnings from unconsolidated joint ventures

For the twelve months ended December 31, 2023 we recognized equity in earnings from unconsolidated joint ventures of $6.4 million versus $10.4 million for the twelve months ended December 31, 2022, a decrease of $4.0 million or 38.1%. The decrease in equity in earnings from unconsolidated joint ventures was due to the formation of Arizona Diagnostic Radiology Group in November 2022, which operated at a net loss in 2023.

Net income attributable to noncontrolling interests

At December 31, 2023, our consolidated subsidiaries operated 321 imaging centers of which 85 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At December 31, 2022, our consolidated subsidiaries included 318 centers of which 81 were not wholly-owned. As noncontrolling interests only represent a portion of our imaging center business, and excludes our AI segment which generated losses of $21.2 million in 2023, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

For the twelve months ended December 31, 2023, we recognized net income attributable to noncontrolling interests of $27.3 million versus $23.0 million for the twelve months ended December 31, 2022, an increase of $4.3 million. The increase in net income attributable to noncontrolling interests was primarily due to the formation of a new majority owned subsidiary, Los Angeles Imaging Group, LLC in September 2023 as described in Note 4 to the consolidated financial statements. We contributed the operations of three centers to Los Angeles Imaging Group, LLC, and Cedars-Sinai Medical Center contributed cash. Net income attributable to noncontrolling interests was also improved as a result of our acquisition of various interests in 2022, which were able to operate for full twelve months in 2023. In October 2022, our consolidated joint venture New Jersey Imaging Network, LLC, acquired the assets of Montclair Radiological associates, P.A. In November 2022 we acquired a 75% controlling interest in Heart & Lung Imaging Limited. Additionally in April 2022 we formed a new majority owned subsidiary, Frederick County Radiology, LLC. See Note 4, Business Combinations and Related Activity, in the notes accompanying our consolidated financial statements included in this report, for a more detailed discussion of these acquisitions.
AI Segment
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Our AI segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with a current emphasis on breast, prostate, and lung cancer diagnostics. The breakdown of revenue and expenses of the segment for the twelve months ended December 31, 2023 and 2022 are as follows:

In Thousands	Twelve Months Ended December 31,
	2023	2022	$ Increase/(Decrease)
Statement of Operations
Revenue	$12,469	$4,396	$8,073
Salaries and Wages	$18,168	$15,799	$2,369
Stock compensation	2,211	2,782	(571)
Other operating	3,824	5,171	(1,347)
Depreciation & Amort.	7,615	6,354	1,261
Other operating loss	(4)	23	(27)
Severance	1,805	20	1,785
Total operating expenses	33,619	30,148	3,470
Loss from Operations	(21,150)	(25,752)	4,602
Other (income) expense	1,402	(903)	2,305
Loss before taxes	(22,552)	(24,851)	2,299
Income taxes	(1,955)	(3,395)	1,440
Segment net loss	($20,597)	($21,456)	$859

The increase in revenues for the AI segment was driven by the launch of new imaging products, including our Enhanced Breast Cancer Detection product which was initially released in 2022 and is being rolled out in certain of our imaging centers. The increase in operating expenses for the AI segment was primarily related to salary expense as we increased headcount in connection with the commercialization of our initial AI products. Our net loss for the segment was consistent with the prior year. We expect that our AI segment will continue to generate net losses over the next several years.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For the comparison of results of operations for the year ended December 31, 2022 to the year ended December 31, 2021, for both out Imaging Center and AI segments, please see Item 7 — "Management's Discussion and Analysis of Financial Condition and Operations" in our Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

Non-GAAP Financial Measures

We use both GAAP and non-GAAP metrics to measure our financial results. We believe that, in addition to GAAP metrics, non-GAAP metrics such as Adjusted EBITDA assist us in measuring our core operations from period to period.

Adjusted EBITDA

Our Adjusted EBITDA metric removes non-cash and non-recurring charges that occur in the affected period and provides a basis for measuring the Company’s core financial performance against other periods.

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains, loss on de-consolidation of joint ventures, gain on contribution of imaging centers into joint ventures, and non-cash equity compensation.  Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or one-time events that take place during the period.

Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, or other financial statement data presented in the consolidated financial statements as an indicator of financial performance. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and this metric, as presented, may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021, respectively (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net income attributable to RadNet, Inc. common stockholders	$3,044	$10,650	$24,727
Income Taxes	8,473	9,361	14,560
Interest Expense	64,483	50,841	48,830
Severance costs	3,778	946	744
Depreciation and amortization	128,391	115,877	96,694
Non-cash employee stock-based compensation	26,785	23,770	25,203
Loss on sale and disposal of equipment	2,187	2,529	1,246
Loss on impairment	3,950	—	—
Loss on extinguishment of debt and related expenses	—	731	6,044
Other (income) expenses	(6,354)	1,833	1,438
Non-cash change in fair value of interest rate hedge	8,185	(39,621)	(21,670)
(Gain) loss on contribution of imaging centers into joint venture	(16,808)	—	(565)
Legal settlement and related expenses	—	2,197	831
Lease abandonment charges	5,146	—	19,675
Non operational rent expenses	3,628	4,297	—
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	1,308
Transaction costs HLH, Aidence Holding B.V., Quantib B.V, and WhiteRabbit	222	927	1,171
Valuation adjustment for contingent consideration	(4,075)	47	—
Change in estimate related to refund liability	—	8,089	—
Adjusted EBITDA Including Losses from AI Segment and Provider Relief Funding	$232,343	$192,474	$218,928

Provider relief funding	—	—	(9,110)
Adjusted EBITDA including losses from AI Segment and excluding benefit from Provider Relief Funding	$232,343	$192,474	$209,818
Adjusted EBITDA Losses from AI segment	12,765	16,575	2,122
Adjusted EBITDA excluding Losses from AI Segment and Provider Relief Funding	$245,108	$209,049	$211,940

The following table is a reconciliation of GAAP net income for our AI Segment to Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 respectively.

	Twelve Months Ended December 31,
	2023	2022	2021
Segment net loss	$(20,597)	$(21,456)	$(5,060)
Stock Compensation	2,211	2,782	1,796
Depreciation & Amortization	7,615	6,354	520
Other operating loss	(4)	23	—
Other expense (income)	1,402	(903)	622
Severance	1,805	20	—
Income taxes	(1,955)	(3,395)	—
Non-cash change to contingent consideration	(7,191)	—	—
Impairment of IPR&D intangible asset	3,950	—	—
Adjusted EBITDA AI Segment	$(12,765)	$(16,575)	$(2,122)

Liquidity and Capital Resources

The cash we generate from our core operations enables us to fund ongoing operations, our research and development for new products and technologies including our investment in AI, and acquisition or expansion of imaging centers. We expect to continue to generate positive cash flows from operations for the foreseeable future. In June 2023, we closed on a public offering of our common stock raising net proceeds, after deducting underwriting discounts, commissions, and expenses, of $245.8 million. Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2023, as well as in the long-term.

The following table summarizes key balance sheet data as of December 31, 2023 and December 31, 2022 and income statement data for the twelve months ended December 31, 2023, 2022 and 2021 (in thousands):

Balance Sheet Data for the period ended December 31,	2023	2022	2021
Cash and cash equivalents	$342,570	$127,834
Accounts receivable	163,707	166,357
Working capital (exclusive of current operating lease liability)	197,805	(41,932)
Stockholders' equity	813,359	491,452

Income Statement data for the twelve months ended December 31,
Total revenue	$1,616,630	$1,430,061	$1,315,077
Net income attributable to RadNet common stockholders	3,044	10,650	24,727

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to ongoing operations, we invest in the purchase of imaging facilities, the acquisition of equipment, and the acquisition of technology to fund our growth. If economic or global business conditions slowed, we expect that we will be able to adjust the pace of our investment activities.
We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund the rapid growth of our business, including through draw-downs on existing or new debt facilities or financing funds. We expect to fund any future capital requirements primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior secured credit facilities or through new equity or debt issuances. We and our subsidiaries or affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the twelve months ended December 31, in thousands:

Cash Flow Data	2023	2022	2021
Cash provided by operating activities	$220,863	$146,417	$149,491
Cash used in investing activities	(201,470)	(246,949)	(221,511)
Cash provided by financing activities	195,635	93,647	104,673

Cash provided by operating activities for the period ended December 31, 2023 included $261.1 million in net income reconciling adjustments and $40.3 million change in assets and liabilities. The $68.3 million increase in cash provided by operating activities for the year ended December 31, 2023 compared to December 31, 2022 was primarily driven by an increase in income from operations and timing of payment.

Cash used in investing activities for the twelve months ended December 31, 2023 decreased from December 31, 2022 by $45.5 million. The changes included a $119.0 million reduction in purchases of imaging centers and other AI operations compared to 2022 which included our acquisition of Aidence Holding B.V. and Quantib B.V. for net consideration of $45.2 million and $42.3 million, respectively. This decrease was offset by an increase in the level of capital expenditures for property and equipment of $57.1 million.

Cash provided by financing activities for the twelve months ended December 31, 2023 related primarily to a secondary public offering of our common stock, offset by payments including prepayments on our term loan, and payments of contingent consideration on recent acquisition transactions. In June 2023, we closed on a public offering of 8,711,250 shares of our common stock at a price to the public of $29.75 per share, resulting in net proceeds, after deducting underwriting discounts, commissions, and expenses, of $245.8 million. Payments on term loan debt for the twelve months ended December 31, 2023 were $41.1million. In addition, we made a prepayment of $30.0 million on our term loan to mitigate our exposure on variable interest debt as $100 million of notional value of our 2019 swaps matured in October 2023. On July 7, 2023, September 20, 2023 and December 12, 2023, we settled contingent liabilities associated with the acquisition related holdbacks and milestones for Quantib B.V. and Heart & Lung Imaging Limited with cash payments totaling $5.5 million.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $14.3 million and $15.4 million at December 31, 2023 and December 31, 2022, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital.

Senior Credit Facilities:
We maintain secured credit facilities with Barclays Bank PLC and with Truist Bank. The Barclays credit facilities are comprised of term loans and a revolving credit facility of $195.0 million. The Truist credit facilities relate to our subsidiary New Jersey Imaging Network LLC, and are comprised of a term loan and a revolving credit facility of $50.0 million. As of December 31, 2023, we were in compliance with all covenants under our credit facilities. Deferred financing costs on our revolving credit lines at December 31, 2023, net of accumulated amortization, totaled $1.6 million, with $1.1 million related to the Barclays revolving credit facility and $0.5 million related to the Truist revolving credit facility.

Included in our consolidated balance sheets at December 31, 2023 are $813.0 million of total term loan debt (net of unamortized discounts of $10.0 million) displayed below in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loans	$678,687	$(9,041)	$669,646
Truist Term Loan	144,375	(990)	143,385
Total Term Loans	$823,062	$(10,031)	$813,031

We had no outstanding balance under our $195.0 million Barclays revolving credit facility at December 31, 2023 and had reserved $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays revolving credit facility was available to draw upon as of December 31, 2023. We also had no balance under our $50.0 million Truist revolving credit facility at December 31, 2023, and with no letters of credit reserved against the facility, the full amount was available to draw upon. For more information on our secured credit facilities see Note 8, Credit Facilities and Notes Payable, in the notes accompanying our consolidated financial statements in this report.

Contractual Commitments

Our future obligations for notes payable, lines of credit, and equipment and building operating leases for the next five years and thereafter include (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Notes payable	$20,324	$22,431	$22,676	$124,188	$650,454	$—	$840,073
Interest and fees on notes payable	71,506	69,818	68,147	65,146	19,274	—	293,891
Operating leases (1)	97,603	92,092	91,400	88,977	85,633	482,594	938,299
Total	$189,433	$184,341	$182,223	$278,311	$755,361	$482,594	$2,072,263

(1)Includes interest component of operating lease obligations.

    We have service agreements with various vendors under which they have agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under these agreements, we are committed to minimum payments of approximately $30.5 million in 2024.

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

REVENUES – Our revenues generally relate to net patient fees that we receive from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period when our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by Medicare and Medicaid, or negotiated with managed care health plans and commercial insurance companies. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
As it relates to the Group (as defined in Note 1 Nature of Business included in the notes to our consolidated financial statements), this service fee revenue includes payments for both the professional medical interpretation revenue recognized by them as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to other centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.
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
BUSINESS COMBINATIONS – When the qualifications for business combination accounting treatment are met, it requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $679.5 million and $677.7 million at December 31, 2023 and December 31, 2022, respectively. Indefinite lived intangible assets were $9.0 million at December 31, 2023 and $24.1 million at December 31, 2022 and are associated with the value of certain trade name intangibles and IPR&D. Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

We tested goodwill, trade name and IPR&D for impairment on October 1, 2023. On September 2023, we determined that an IPR&D indefinite-lived intangible asset related to Aidence's Ai Veye Lung Nodule and Veye Clinic would not receive FDA approval for sale in the US without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million within Cost of operations in our Consolidated Statements of Operations. Our annual impairment test as of October 1, 2023 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2023.
Recent Accounting Standards
See Note 3, Recent Accounting Standards, in the notes accompanying the consolidated financial statements included in this report for further information.

Additional Information

Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2023, 2022 and 2021 is included in the consolidated financial statements and notes thereto in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We generate substantially all of our revenues and incur substantially all of our expenses in United States dollars. As a result, our financial results are unlikely to be materially affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets.

We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar, Hungarian Forint and Pound Sterling. We have AI operations in the Netherlands, radiology services in the United Kingdom, and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At December 31, 2023, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.3 million in operating expenses.
Interest Rate Sensitivity. We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. Accordingly, our interest expense and consequently, our earnings, are affected by changes in short term interest rates. We purchased the 2019 swaps to mitigate interest rate risk on a portion of our outstanding term loan debt, as described below.
We can elect SOFR or Alternative Base Rate interest rate options on amounts outstanding under the Barclay's term loan. At December 31, 2023, after giving effect to the $400 million notional amount of our 2019 swaps, we had $279.0 million outstanding subject to a SOFR election on our Barclay's term loan, at an effective rate plus applicable margin of 5.38%. A hypothetical 1% increase in the SOFR rates under the Barclay's credit facility would result in an increase of $2.8 million in annual interest expense and a corresponding decrease in income before taxes.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist credit facility. At December 31, 2023, we had $144.4 million outstanding subject to an adjusted SOFR election on our Trust term loan. At December 31, 2023, our effective SOFR rate plus applicable margin was 7.24%. A hypothetical 1% increase in the adjusted SOFR rates under the Truist credit facility would result in an increase of approximately $1.4 million in annual interest expense and a corresponding decrease in income before taxes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Accounting for Revenue Recognition
Description of the Matter	For the year ended December 31, 2023, the Company’s service fee revenue was $1,463 million. As discussed in Note 2 to the consolidated financial statements, service fee revenue is based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payors (Medicare, Medicaid, managed care health plans and commercial insurance companies). Estimates of contractual allowances and implicit price concessions associated with third-party payors and any amounts due directly from patients are based upon historical collection experience from such payors. The contractual allowance estimation process is periodically reviewed to consider and incorporate updates to the laws and regulations, changes in business and economic conditions and contractual terms resulting from contract negotiations and renewals. The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to amounts due directly from patients to record these revenues and accounts receivable at the estimated amounts the Company expects to collect.

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
Los Angeles, California
February 29, 2024

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$342,570	$127,834
Accounts receivable	163,707	166,357
Due from affiliates	25,342	18,971
Prepaid expenses and other current assets	47,657	54,022
Total current assets	579,276	367,184
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	604,401	565,961
Operating lease right-of-use-assets	596,032	603,524
Total property, equipment and right-of-use-assets	1,200,433	1,169,485
OTHER ASSETS
Goodwill	679,463	677,665
Other intangible assets	90,615	106,228
Deferred financing costs	1,643	2,280
Investment in joint ventures	92,710	57,893
Deposits and other	46,333	53,172
Total assets	$2,690,473	$2,433,907
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$342,940	$369,595
Due to affiliates	15,910	23,100
Deferred revenue	4,647	4,021
Current portion of operating lease liability	55,981	57,607
Current portion of notes payable	17,974	12,400
Total current liabilities	437,452	466,723
LONG-TERM LIABILITIES
Long-term operating lease liability	605,097	604,117
Notes payable, net of current portion	812,068	839,344
Deferred tax liability, net	15,776	9,256
Other non-current liabilities	6,721	23,015
Total liabilities	1,877,114	1,942,455
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 67,956,318 and 57,723,125 shares issued and outstanding at December 31, 2023 and 2022 respectively	7	6
Additional paid-in-capital	722,750	436,288
Accumulated other comprehensive loss	(12,484)	(20,677)
Accumulated deficit	(79,578)	(82,622)
Total RadNet, Inc.'s stockholders' equity	630,695	332,995
Noncontrolling interests	182,664	158,457
Total equity	813,359	491,452
Total liabilities and equity	$2,690,473	$2,433,907

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2023	2022	2021
REVENUE
Service fee revenue	$1,463,197	$1,278,016	1,166,743
Revenue under capitation arrangements	153,433	152,045	148,334
Total revenue	1,616,630	1,430,061	1,315,077
Provider relief funding	—	—	9,110
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	1,395,239	1,264,346	1,123,274
Gain on contribution of imaging centers into joint venture	(16,808)	—	—
Lease abandonment charges	5,146	—	19,675
Depreciation and amortization	128,391	115,877	96,694
Loss on sale and disposal of equipment and other	2,187	2,529	1,246
Severance costs	3,778	946	744
Total operating expenses	1,517,933	1,383,698	1,241,633
INCOME FROM OPERATIONS	98,697	46,363	82,554

OTHER INCOME AND EXPENSES
Interest expense	64,483	50,841	48,830
Equity in earnings of joint ventures	(6,427)	(10,390)	(10,967)
Non-cash change in fair value of interest rate swaps	8,185	(39,621)	(21,670)
Loss on extinguishment of debt and related expenses	—	731	6,044
Other (income) expenses	(6,354)	1,833	1,438
Total other expenses	59,887	3,394	23,675
INCOME BEFORE INCOME TAXES	38,810	42,969	58,879
Provision for income taxes	(8,473)	(9,361)	(14,560)
NET INCOME	30,337	33,608	44,319
Net income attributable to noncontrolling interests	27,293	22,958	19,592

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,044	$10,650	$24,727

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$0.19	$0.47

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$0.17	$0.46

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	63,580,059	56,293,336	52,496,679
Diluted	64,658,299	57,320,870	53,421,033

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2023	2022	2021
NET INCOME	$30,337	$33,608	$44,319
Currency translation adjustments	4,617	(3,943)	(65)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	3,576	3,687	3,695
COMPREHENSIVE INCOME	38,530	33,352	47,949
Less comprehensive income attributable to noncontrolling interests	27,293	22,958	19,592
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$11,237	$10,394	$28,357

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

			Additional	Accumulated Other		Radnet, Inc.
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
BALANCE - DECEMBER 31, 2020	51,640,537	$5	$307,788	$(24,051)	$(117,999)	$165,743	$92,560	$258,303
Issuance of stock upon exercise of options	53,960	—	488	—	—	488	—	488
Shares issued under the equity compensation plan	1,212,758	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	471,162	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	25,284	—	—	25,284	—	25,284
Issuance of common stock for acquisitions and asset purchases	82,658	—	2,498	—	—	2,498	—	2,498
Release of holdback shares from the purchase of DeepHealth	91,517	—	2,413	—	—	2,413	—	2,413
Forfeiture of restricted stock	(4,365)	—	(81)	—	—	(81)	—	(81)
Gain on contribution of assets to majority owned subsidiary	—	—	(4)	—	—	(4)	—	(4)
Contribution from noncontrolling partner	—	—	—	—	—	—	123	123
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	4,206	—	—	4,206	7,404	11,610
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,426)	(2,426)
Change in cumulative foreign currency translation adjustment	—	—	—	(65)	—	(65)	—	(65)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	3,695	—	3,695	—	3,695
Net income (loss)	—	—	—	—	24,727	24,727	19,592	44,319
BALANCE - DECEMBER 31, 2021	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157
Issuance of stock upon exercise of options	25,000	1	294	—	—	295	—	295
Shares issued under the equity compensation plan	725,577	—	—	—	—	—	—	—
Issuance of common stock to settle DeepHealth contingent consideration	781,577	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	204,160	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	23,543	—	—	23,543	—	23,543
Issuance of common stock for acquisitions	2,465,294	—	63,311	—	—	63,311	—	63,311
Forfeiture of restricted stock and share cancellation	(26,710)	—	(75)	—	—	(75)	—	(75)
Contribution from noncontrolling partner	—	—	—	—	—	—	19,139	19,139
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	6,623	—	—	6,623	—	6,623
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(893)	(893)
Change in cumulative foreign currency translation adjustment	—	—	—	(3,943)	—	(3,943)	—	(3,943)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	3,687	—	3,687	—	3,687
Net income (loss)	—	—	—	—	10,650	10,650	22,958	33,608

BALANCE - DECEMBER 31, 2022	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452
Issuance of stock upon exercise of options	12,424	—	142	—	—	142	—	142
Shares issued under the equity compensation plan	1,128,453	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	37,909	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	26,785	—	—	26,785	—	26,785
Issuance of common stock, net of issuance costs	8,711,250	1	245,831	—	—	245,832	—	245,832
Issuance of common stock in connection with acquisitions	378,699	—	11,470	—	—	11,470	—	11,470
Forfeiture of restricted stock	(35,542)	—	—	—	—	—	—	—
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	2,236	—	—	2,236	—	2,236
Contribution from noncontrolling partner	—	—	—	—	—	—	2,885	2,885
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5,972)	(5,972)
Change in cumulative foreign currency translation adjustment	—	—	—	4,617	—	4,617	—	4,617
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	3,576	—	3,576	—	3,576
Other	—	—	(2)	—	—	(2)	1	(1)
Net income (loss)	—	—	—	—	3,044	3,044	27,293	30,337
BALANCE - DECEMBER 31, 2023	67,956,318	$7	$722,750	$(12,484)	$(79,578)	$630,695	$182,664	$813,359

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,337	$33,608	$44,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,391	115,877	96,694
Amortization of operating lease right-of-use assets	61,102	68,847	73,967
Lease abandonment charges	5,146	—	19,675
Equity in earnings of joint ventures, net of dividends	9,176	(5,952)	(6,260)
Amortization and write off of deferred financing costs and loan discount	2,987	2,693	3,254
Gain on contribution of imaging centers into joint venture	(16,808)	—	—
Loss on sale and disposal of equipment and other	2,187	2,529	1,246
Loss on extinguishment of debt	—	—	1,496
Loss on impairment	3,949	—	—
Amortization of cash flow hedge	3,576	3,687	3,695
Non-cash change in fair value of interest rate swap	8,185	(39,621)	(21,670)
Stock-based compensation	26,785	23,770	25,203
Change in value of contingent consideration	(3,880)	(325)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	2,650	(30,078)	(5,890)
Other current assets	(8,441)	(3,327)	(15,777)
Other assets	(1,484)	(12,166)	662
Deferred taxes	6,056	13,356	19,834
Operating lease liability	(54,763)	(68,943)	(72,553)
Deferred revenue	626	(7,316)	(28,319)
Accounts payable, accrued expenses and other liabilities	15,086	49,778	9,915
Net cash provided by operating activities	220,863	146,417	149,491
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging centers and other operations	(10,918)	(129,961)	(77,691)
Purchase of property and equipment	(176,600)	(119,451)	(137,874)
Purchase of intangible assets	—	—	(5,130)
Proceeds from sale of equipment	83	3,904	625
Equity contributions in existing and purchase of interest in joint ventures	(14,035)	(1,441)	(1,441)
Net cash used in investing activities	(201,470)	(246,949)	(221,511)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term loan debt	(41,063)	(53,750)	(619,529)
Principal payments on notes and leases payable other than term loan debt	(2,930)	—	(3,302)
Additional deferred finance costs on revolving loan amendment	—	—	(938)
Proceeds from debt issuance, net of issuance costs	—	147,996	717,307
Distributions paid to noncontrolling interests	(5,972)	(893)	(2,426)
Proceeds from sale of economic interest in majority owned subsidiary	—	—	13,073
Proceeds from revolving credit facility	—	—	128,300
Payments on revolving credit facility	—	—	(128,300)
Sale of noncontrolling interests	5,121	—	—
Payments on contingent consideration	(5,495)	—	—
Proceeds from issuance of common stock, net of issuance costs	245,832	—	—
Proceeds from issuance of common stock upon exercise of options	142	294	488
Net cash provided by financing activities	195,635	93,647	104,673
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(292)	113	(65)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214,736	(6,772)	32,588
CASH AND CASH EQUIVALENTS, beginning of period	127,834	134,606	102,018
CASH AND CASH EQUIVALENTS, end of period	$342,570	$127,834	$134,606
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$64,695	$39,151	$29,042
Cash paid during the period for income taxes	$1,587	$587	$1,950

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $67.7 million, $111.8 million, and $63.9 million during the years ended December 31, 2023, 2022 and 2021, respectively, that we had not paid for as of December 31, 2023, 2022 and 2021, respectively. The offsetting amount due was recorded in our consolidated balance sheets under accounts payable, accrued expenses and other.
On December 12, 2023, we issued 64,569 shares of common stock to settle the stock contingent liabilities as part of our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $2.3 million.
On September 20, 2023, we issued 56,600 shares of common stock to settle the stock contingent liabilities as part of our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $1.6 million.
On September 1, 2023, we made a contribution of a business with a fair value of $27.2 million to our Santa Monica Imaging Group, LLC joint venture.
On July 7, 2023, we issued 113,303 shares of common stock to settle the stock holdback contingent liabilities as part of our purchase of Quantib B.V.. The shares were ascribed a value of $3.5 million.
On April 13, 2023, we issued 144,227 shares of common stock to settle the general holdback contingent liabilities as part of our purchase of Aidence Holding B.V.. The shares were ascribed a value of $4.0 million.
On February 1, 2023, we issued a promissory note in the amount of $19.8 million to acquire radiology equipment previously leased under operating leases.
On November 1, 2022, we issued 359,002 shares of common stock to complete our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $6.8 million.
On November 1, 2022 we made a contribution to our joint venture Arizona Diagnostic Radiology Group of $12.7 million in equipment and other assets. We recorded an offset to due to affiliates of $4.5 million to reduce our overall investment to $8.3 million.
On April 1, 2022 we received $8.4 million in fixed assets and equipment from our partner in Frederick County Radiology, LLC.
On January 20, 2022, we issued 1,141,234 shares of common stock to complete our purchase of Aidence Holding B.V. The shares were ascribed a value of $30.6 million.
On January 20, 2022, we issued 965,058 shares of common stock to complete our purchase of Quantib B.V. The shares were ascribed a value of $25.9 million.
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
On January 1, 2021 we entered into the Simi Valley Imaging Group, LLC, partnership agreement with Simi Valley Hospital and Health Services. Of the total combined assets of $0.4 million, we transferred $0.3 million and Simi Valley Hospital and Health Services contributed the remaining $0.1 million.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At December 31, 2023, we operated directly or indirectly through joint ventures with hospitals, 366 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Artificial Intelligence. For further financial information about these segments, see Note 5, Segment Reporting. In June 2023, we completed a public offering of 8,711,250 shares of our common stock at a price to the public of $29.75 per share. The gross proceeds as a result of this public offering was $259.2 million before underwriting discounts, commissions, and expenses totaling $13.4 million.

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

VIEs that we consolidate as the primary beneficiary consist of professional corporations which are owned or controlled by individuals within our senior management and provide professional medical services for centers in Arizona, California, Delaware, Maryland, New Jersey and New York. These VIEs are collectively referred to as the consolidated medical group (the "Group"). RadNet provides non-medical, technical and administrative services to the Group for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations and we determine the annual budget. The Group has insignificant operating assets and liabilities, and de minimis equity. Substantially all cash flows of the Group after expenses, including professional salaries, are transferred to us. We consolidate the revenue and expenses, assets and liabilities of the Group. The creditors of the Group do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of the Group. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

The Group on a combined basis recognized $205.6 million, $189.1 million, and $179.6 million of revenue, net of management services fees to RadNet, for the years ended December 31, 2023, 2022, and 2021, respectively and $205.6 million, $189.1 million, and $179.6 million of operating expenses for the years ended December 31, 2023, 2022, and 2021, respectively. RadNet, Inc. recognized $849.4 million, $786.5 million, and $749.2 million of total billed net service fee revenue for the years ended December 31, 2023, 2022, and 2021, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December

31, 2023 and December 31, 2022, we have included approximately $94.1 million and $110.3 million, respectively, of accounts receivable and approximately $16.7 million and $16.2 million of accounts payable and accrued liabilities related to the Group, respectively.

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
Our revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and co-payment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

Our total service fee revenues for the years ended December 31, 2023, 2022, and 2021 are presented in the table below. Our imaging center revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type. Additional revenues are earned from our management services provided to joint ventures and our software and AI subsidiaries.

In Thousands	2023	2022	2021
Commercial insurance	$897,948	$785,128	$743,462
Medicare	363,863	311,124	280,911
Medicaid	43,175	38,279	34,731
Workers' compensation/personal injury	47,364	51,339	44,235
Other patient revenue	42,249	31,849	19,398
Management fee revenue	17,936	22,235	19,630
Software and teleradiology	18,082	14,238	10,525
Other	20,111	19,428	12,436
Revenue under capitation arrangements	153,433	152,045	148,334
Imaging center segment revenue	1,604,161	1,425,665	1,313,662
AI segment revenue	12,469	4,396	1,415
Total revenue	$1,616,630	$1,430,061	$1,315,077

GOVERNMENT ASSISTANCE: COVID-19 PANDEMIC AND CARES ACT FUNDING - On March 11, 2020 the World Health Organization (WHO) designated COVID-19 as a global pandemic. To aid businesses and stimulate the national economy, Congress passed The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was signed in to law on March 27, 2020. As part of the CARES act, we received $39.6 million total of accelerated Medicare payments which were recorded to deferred revenue in our consolidated balance sheet and are being applied to revenue as services are performed. Through December 31, 2023, all of the accelerated Medicare payments have been applied to revenue.

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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $14.3 million and $15.4 million at December 31, 2023 and December 31, 2022, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES - Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2023	2022
Accounts payable	$122,888	$102,678
Accrued expenses	124,059	181,574
Accrued salary and benefits	71,297	62,072
Accrued professional fees	24,696	23,271
Total	$342,940	$369,595

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

For the years ended December 31, 2023, 2022 and 2021, we recorded approximately $20.2 million, $13.2 million, and $10.5 million, respectively, in revenue related to our software business which is included in net service fee revenue in our consolidated statements of operations. At December 31, 2023 we had deferred revenue of approximately $1.3 million associated with these sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS – When we develop our own software and artificial intelligence solutions we capitalize and amortize those costs over their useful life. Costs related to the research and development of new software products and enhancements to existing software intended for resale to our customers are expensed as incurred.

CONCENTRATION OF CREDIT RISKS – Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. The cash in the financial institution is in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC. Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. We continuously monitor collections and maintain an allowance for bad debts based upon our historical collection experience. In addition, we have notes receivable stemming from our factoring of accounts receivable as stated above. Companies with which we factor our receivables are well known established buyers of such instruments, have agreed to assume the full risk of their collection.

CASH AND CASH EQUIVALENTS – We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates the fair market value.

DEFERRED FINANCING COSTS – Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $1.6 million and $2.3 million for the twelve months ended at December 31, 2023 and 2022, respectively. See Note 8, Credit Facilities and Notes Payable for more information on our revolving lines of credit.

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

BUSINESS COMBINATIONS – When the qualifications for business combination accounting treatment are met, it requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $679.5 million and $677.7 million at December 31, 2023 and December 31, 2022, respectively. Indefinite lived intangible assets were $9.0 million at December 31, 2023 and $24.1 million at December 31, 2022 and are associated with the value of certain trade name intangibles and in process research and development ("IPR&D"). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

We tested goodwill, trade name and IPR&D for impairment on October 1, 2023. In September 2023, we determined that an IPR&D indefinite-lived intangible asset related to Aidence's Ai Veye Lung Nodule and Veye Clinic would not receive FDA approval for sale in the US without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million within Cost of operations in our Consolidated Statements of Operations. The estimated fair value of the IPR&D intangible asset was determined using the multi-period excess earnings method under the income approach, which estimates the present value of the free cash flows associated with the asset and tax amortization benefit to arrive at the fair value of the asset. Our annual impairment test as of October 1, 2023 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2023.

LONG-LIVED ASSETS – We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill and indefinite lived intangible assets, for impairment when events or changes indicate the carrying amount of an asset may not be recoverable. Accounting standards requires that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. At December 31, 2023 and December 31, 2021 we recorded lease abandonment of $2.5 million and $7.1 million, respectively in leasehold improvements for facilities that we abandoned. See the Leases discussion below for more information. Other than this, we determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired during any periods presented.

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
ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of December 31, 2023. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers. During 2023, we experienced lower utilization at two imaging centers. To complete the closure of these locations, we took a lease abandonment charge of approximately $5.1 million and $19.7 million at December 31, 2023 and December 31, 2021, respectively. Of these amounts, $2.7 million and $12.6 million were related to right-of-use assets impairment and $2.5 million and $7.1 million were related to the write-off of leasehold improvements for the years ending December 31, 2023 and December 31, 2021.

UNINSURED RISKS – We maintain a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $3.4 million and $3.9 million at December 31, 2023 and December 31, 2022, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible which is $10,000 per incidence for all years covered by this report.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice claims made tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2023, this policy remains in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2023 and 2022 of $7.2 million and $7.4 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

EMPLOYEE BENEFIT PLAN – We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. We can elect to provide a matching contribution in the amount to a maximum of 1.0% per 4.0% of employee contributions. We contributed $0.0 million and $3.0 million in matching for each of the twelve months ended December 31, 2023 and December 31, 2022.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we first amended and restated at various points in time: first on April 20, 2015, second on March 9, 2017, third on April 15, 2021 and currently as of April 27, 2023 (the “Restated Plan”). The Restated Plan was most recently approved by our stockholders at our annual stockholders meeting on June 7, 2023. We have reserved 20,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar, valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 11, Stock-Based Compensation, for more information.

FOREIGN CURRENCY TRANSLATION – For our operations in Canada, Europe and the United Kingdom, the functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Gains and losses related to the foreign currency portion of international transactions are included in the determination of net income. The following is a reconciliation of Foreign Currency Translation amounts for the years ended December 31, 2023, 2022 and 2021 is provided below (in thousands):

Currency Translation
Balance as of December 31, 2020	(377)
Currency Translation Adjustments	(65)
Balance as of December 31, 2021	(442)
Currency Translation Adjustments	(3,943)
Balance as of December 31, 2022	(4,385)
Currency Translation Adjustments	4,617
Balance as of December 31, 2023	232

OTHER COMPREHENSIVE INCOME (LOSS) – Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in other comprehensive income (loss). The components of other comprehensive income (loss) for the twelve month periods ended December 31, 2023, December 31, 2022, and December 31, 2021 are included in the consolidated statements of comprehensive income.
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

DERIVATIVE INSTRUMENTS
2019 swaps:
In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 swaps"). The 2019 swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 swaps will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They matured in October 2023 for the two smaller notional and will mature in October 2025 for the two larger notional. Under these arrangements, we arranged the 2019 swaps with locked in 1 month Term SOFR rates at 1.89% for the $100,000,000 notional and at 1.98% for the $400,000,000 notional. In October of 2023, the two agreements of $50,000,000 each matured and the remaining 2019 swaps have a total notional amount of $400,000,000 as of December 31, 2023. As of the effective date, we will be liable for premium payments if interest rates decline below arranged rates, but will receive interest payments if rates remain above the arranged rates.
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other accumulated comprehensive income (loss) in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400,000,000 notional interest rate swap contract locked in at 1.98% due October 2025 and our $100,000,000 notional interest rate swap contract locked in at 1.89% did not match the cash flows for our Barclays term loans and so we determined that they were not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400,000,000 notional and after July 1, 2020 for the $100,000,000 notional was recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount will be amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million per month through October 2025.

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps for the Swaps that became ineffective in 2020 is as follows (amounts in thousands):

Interest Rate Contracts - Ineffective Portion
For the twelve months ended	Amount of gain (loss) recognized in income on derivative (current period ineffective portion)	Location of gain (loss) recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated other comprehensive income (loss) into income (prior period effective portion)	Location of loss reclassified from accumulated other comprehensive income (loss) into income (prior period effective portion)

December 31, 2023	$(8,185)	Other Income (Expense)	$(3,576)	Interest Expense
December 31, 2022	$39,621	Other Income (Expense)	$(3,687)	Interest Expense
December 31, 2021	$21,670	Other Income (Expense)	$(3,695)	Interest Expense

Contingent Consideration:
Aidence Holding B.V. On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise centered on lung cancer screening. As part of the purchase agreement, we agreed to pay up to $10.0 million consideration upon the completion of two identified milestones in RadNet common shares or cash at our election. The contingency had a fair value of approximately $7.2 million on December 31, 2022. The fair value is based on the yield rate of S&P B-rated corporate bonds and the probability of meeting the milestones which were tied to FDA approval of artificial intelligence screening solutions. In September 2023, we determined that the milestones could not be achieved under the contractual terms of the stock purchase agreement because the original submissions of artificial intelligence screening solutions did not receive regulatory clearance. A new submission would be required; and therefore, the probability of the milestones being achieved became zero. Accordingly, management recognized a gain of $7.2 million in 2023 representing the change in fair value of contingent consideration within Cost of operations in our Consolidated Statements of Operations. In addition, there was a general holdback of $4.0 million for any indemnification claims, which was settled on April 30, 2023 by the issuance of 144,227 shares of our common stock.
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
Montclair. On October 1, 2022, we completed our acquisition of Montclair Radiological Associates. As part of the purchase agreement, we recorded $1.2 million in contingent consideration which was based on the anticipated achievement of specific EBITDA targets within a defined time frame. In June 2023, we determined that the contingent consideration thresholds were not achieved and, as such, we recognized a gain of $1.2 million representing the change in fair value of the contingent consideration within Cost of operations in our Consolidated Statements of Operations.
Heart & Lung Imaging Limited. On November 1, 2022, we completed our acquisition of 75% of the equity interests of Heart & Lung Imaging Limited. The purchase included $10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims, which will be adjusted to fair value in subsequent periods. The milestone contingencies had a value of approximately $6.2 million and $11.1 million as of December 31, 2023 and 2022, respectively. The contingent consideration is determined by the achievement of a specific number of physician reads. On September 20, 2023, we settled a milestone contingent liability by issuing 56,600 shares of our common stock at an ascribed value of $1.6 million and cash of $1.8 million. On December 12, 2023, we settled a milestone contingent liability by issuing 64,569 shares of our common stock at an ascribed value of $2.3 million and cash of $2.1 million.
A tabular roll-forward of contingent consideration is as follows (amounts in thousands):

For the twelve months ended December 31, 2023
Entity	Account	January 1, 2023 Balance	Settlement of Contingent Consideration	Change in Valuation of Contingent Consideration	Currency Translation	December 31, 2023 Balance
Aidence	Other Long Term Liabilities	$11,158	$(4,000)	$(7,158)	$—	$—
Quantib	Accrued Expenses & Other Long Term Liabilities	$3,709	$(5,110)	$1,401	$—	$—
Montclair	Accrued Expenses	$1,200		$(1,200)	$—	$—
Heart & Lung Limited	Accrued Expenses & Other Long Term Liabilities	$11,656	$(7,854)	$2,477	$600	$6,879

For the twelve months ended December 31, 2022
Entity	Account	January 1, 2022 Balance	Settlement of Contingent Consideration	Change in Valuation of Contingent Consideration	Currency Translation	December 31, 2022 Balance
Aidence	Other Long Term Liabilities	$—	$11,453	$(362)	$67	$11,158
Quantib	Accrued Expenses & Other Long Term Liabilities	$—	$4,581	$(903)	$31	$3,709
Montclair	Accrued Expenses	$—	$1,200	$—	$—	$1,200
Heart & Lung Limited	Accrued Expenses & Other Long Term Liabilities	$—	$10,814	$566	$276	$11,656
See Fair Value Measurements section below for the fair value of contingent consideration at December 31, 2023 and 2022.

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

Derivatives:

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets in our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Other Current Assets and Deposits and Other
2019 SWAPS - Interest Rate Contracts	$—	$15,118	$—	$15,118

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Other Current Assets and Deposits and Other
2019 SWAPS - Interest Rate Contracts	$—	$23,302	$—	$23,302

The estimated fair value of these contracts was determined using Level 2 inputs. More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward SOFR curve in 2023 and forward LIBOR curve in 2022. respectively. The forward SOFR curve and forward LIBOR curve are readily available in the public markets or can be derived from information available in the public markets.
Contingent Consideration:
The tables below summarize the estimated fair values of contingencies and holdback relating to our acquisitions that are subject to fair value measurements and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
Heart & Lung Imaging Limited	$—	$—	$6,879	$6,879

The estimated fair value of these liabilities was determined using Level 3 inputs. For Heart & Lung Imaging Limited, the contingent consideration is determined by the achievement of a specific number of physician reads. As significant inputs for the contingent consideration of Heart & Lung Imaging Limited are not observable and cannot be corroborated by observable market data they are classified as Level 3.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
Aidence Holding B.V. milestone consideration	$—	$—	$11,158	$11,158
Quantib B.V. Holdback of 113,303 shares of RadNet common stock	$—	$—	$3,709	$3,709
Montclair Radiological Associates	$—	$—	$1,200	$1,200
Heart & Lung Imaging Limited	$—	$—	$11,656	$11,656
The estimated fair value of these liabilities was determined using Level 3 inputs. For Aidence Holding B.V., the milestone contingent liability was adjusted to fair value based on the yield rate of S&P B-rated corporate bonds and the probability of FDA approval. For the Quantib B.V holdback shares, the fair value was determined by calculating the value of estimated shares issuable as of the reporting date (which was $18.83) translated at the current exchange rate at December 31, 2022, the time period related to the contractual settlement term, and the probability of issuing the shares. For Montclair Radiological Associates the contingent consideration is determined by obtaining specific EBITDA targets within a defined time frame. For Heart & Lung Imaging Limited the contingent consideration is determined by the achievement of a specific number of physician reads. As significant inputs for the contingent consideration of Aidence B.V., Quantib B.V., Montclair Radiological Associates and Heart & Lung Imaging Limited are not observable and cannot be corroborated by observable market data, they are classified as Level 3.

Long Term Debt

The table below summarizes the estimated fair value and carrying amount of our Barclays Term Loans and Trust Term Loan long-term debt as follows (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$824,759	$—	$824,759	$823,063

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$843,594	$—	$843,594	$864,125

Our Barclays revolving credit facility had no aggregate principal amount outstanding as of December 31, 2023 and December 31, 2022, respectively. Our Truist revolving credit facility had no aggregate principal amount outstanding as of December 31, 2023 and December 31, 2022, respectively.

The estimated fair values of our long-term debt, which is discussed in Note 8, was determined using Level 2 inputs for the Barclays and Truist term loans. Level 2 inputs primarily relate to comparable market prices.

We consider the carrying amounts of cash and cash equivalents, receivables, other current assets, and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. Additionally, we consider the carrying amount of our finance lease obligations and other notes payable to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2023	2022	2021
Net income attributable to RadNet, Inc. common stockholders	$3,044	$10,650	$24,727

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	63,580,059	56,293,336	52,496,679
Basic net income per share attributable to RadNet, Inc. common stockholders	$0.05	$0.19	$0.47
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	63,580,059	56,293,336	52,496,679
Add nonvested restricted stock subject only to service vesting	202,995	172,139	259,539
Add additional shares issuable upon exercise of stock options, warrants and holdback shares	875,245	855,395	664,815
Weighted average number of common shares used in calculating diluted net income per share	64,658,299	57,320,870	53,421,033
Changes in fair value associated with contingently issuable shares	$—	$(724)	$—
Net income attributable to RadNet, Inc's common stockholders for diluted share calculation	$3,044	$9,926	$24,727
Diluted net income per share attributable to RadNet, Inc. common stockholders	$0.05	$0.17	$0.46

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Shares issuable upon the exercise of stock options	754,131	152,723	47,792
Weight average shares for which the exercise price exceeds the average market price of common stock	70,760	—	—

INVESTMENTS IN EQUITY SECURITIES- Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

As of December 31, 2023, we have three equity investments for which a fair value is not readily determinable and we do not have significant influence and therefore the total amounts invested are recognized at cost as follows:

Medic Vision, based in Israel, specializes in software packages that provide compliant radiation dose structured reporting and enhanced images from reduced dose CT scans. Our investment of $1.2 million, represents a 14.21% equity interest in the company. No observable price changes or impairment in our investment was identified as of December 31, 2023.

Turner Imaging Systems, based in Utah, develops and markets portable X-ray imaging systems that provide a user the ability to acquire X-ray images wherever and whenever they are needed. On February 1, 2018, we purchased 2.1 million preferred shares in Turner Imaging Systems for $2.0 million. On January 1, 2019 we funded a convertible promissory note in the amount of $0.1 million that converted to an additional 80,000 preferred shares on October 11, 2019. No observable price changes or impairment in our investment was identified as of December 31, 2023.

WhiteRabbit.ai Inc., based in California, is currently developing an artificial intelligence suite which aims to improve the speed and accuracy of cancer detection in radiology and improve patient care. On November 5, 2019 we acquired 2,315,350 shares of Series A Preferred Stock interest at a cost of $1.0 million and also loaned the company $2.5 million in support of its operations. On October 6, 2023, WhiteRabbit.ai Inc. commenced another offering of preferred shares and the Company converted its note receivable outstanding principal and accrued interest in exchange for 20,325,203 shares of Series C-1 Preferred Stock at an exchange rate of $0.123 per share. No observable price changes or impairment in our investment was identified as of December 31, 2023.

INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2023.

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2023 and December 31, 2022 (in thousands):

Balance as of December 31, 2021	$42,229
Equity contributions in existing and purchase of interest in joint ventures	9,712
Equity in earnings in these joint ventures	10,390
Distribution of earnings	(4,438)
Balance as of December 31, 2022	$57,893
Equity in earnings in these joint ventures	6,427
Equity contributions in existing and purchase of interest in joint ventures	43,993
Distribution of earnings	(15,603)
Balance as of December 31, 2023	$92,710

We charged management service fees from the imaging centers underlying these joint ventures of approximately $17.9 million , $22.2 million, and $19.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures. As we have the ability to exercise significant influence over our joint venture entities, we consider them related parties. Amounts transacted between ourselves and the entities in the ordinary course of business are disclosed on our balance sheet in the due from/to affiliate accounts.

The following table is a summary of key financial data for these joint ventures as of December 31, 2023 and 2022, respectively, and for the years ended December 31, 2023, 2022 and 2021, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2023	2022
Current assets	$39,819	$39,304
Noncurrent assets	224,936	134,694
Current liabilities	(46,587)	(29,588)
Noncurrent liabilities	(70,834)	(37,952)
Total net assets	$147,334	$106,458

	2023	2022	2021
Net revenue	$184,194	$145,256	$129,023
Net income	$12,968	$21,169	$21,893

During the years ended December 31, 2023 and 2022, we made additional equity contributions of $2.4 million and $1.4 million, respectively, to Arizona Diagnostic Radiology Group ("ADRG", our joint venture with Dignity Health).
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

Formation of majority owned subsidiary and sale of economic interest

Los Angeles Imaging Group, LLC. On September 1, 2023, we formed a wholly-owned subsidiary, Los Angeles Imaging Group, LLC ("LAIG"). The operation offers multi-modality imaging services out of three locations in Los Angeles, California. We contributed the operations of 3 centers to the subsidiary. Cedars-Sinai Medical Center ("CSMC") purchased from us a 35% noncontrolling interest in LAIG for a cash payment of $5.9 million. As a result of the transaction, we retain a 65% controlling economic interest in LAIG.

Joint venture investment contribution

Santa Monica Imaging Group, LLC. On April 1, 2017, we formed, in conjunction with Cedars-Sinai Medical Center ("CSMC") the Santa Monica Imaging Group, LLC ("SMIG"), consisting of two multi-modality imaging centers located in Santa Monica, California with RadNet holding a 40% economic interest and CSMC holding a 60% economic interest. RadNet accounted for its share of the venture under the equity method. On January 1, 2019, CSMC purchased an additional 5% economic interest in SMIG from us and, as a result, of our economic interest in SMIG was reduced to 35%.

On September 1, 2023, RadNet contributed an additional multi-modality imaging center and a newly constructed imaging center located in Beverly Hills, California valued at $27.2 million and purchased an additional economic interest in SMIG for cash payment of $11.3 million. Simultaneously, CSMC contributed five additional multi-modality imaging centers located in Santa Monica, California. As a result of the transaction, our economic interest in SMIG has been increased to 49%. We recorded a gain of $16.8 million, within (Gain) on contribution of imaging centers into joint venture in our Consolidated Statements of Operations, representing the difference between the fair value and carrying value of the business contributed. The related gain on disposal of business was calculated as the difference between the fair value and carrying value of such imaging centers which included equipment, other assets, accrued liabilities, and an allocation of goodwill to such imaging centers.

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

NOTE 3 - RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Updates (ASUs) 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The guidance requires entities to provide enhanced disclosures about significant segment expenses. For entities that have adopted the amendments in ASU 2023-07, the updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial position and results of operations.

In December 2023, the FASB issued Accounting Standards Updates (ASUs) 2023-09 ("ASU 2023-09"), Income Tax (Topic 740) Improvements to Income Tax Disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. Early adoption is permitted. The

Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial position and results of operations.
NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment

During the years ended 2023, 2022 and 2021, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California, Delaware, Maryland, New Jersey and New York markets. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

2023:

Entity	Date Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities
C.C.D.G.L.R. & S Services Inc.*	1/1/2023	3,500	435	1,689	3,015	50	—	(1,689)
Southern California Diagnostic Imaging, Inc.*	1/1/2023	1,815	466	1,184	1,272	50	27	(1,184)
Inglewood Imaging Center, LLC*	2/1/2023	2,600	877	1,188	1,658	50	15	(1,188)
Ramapo Radiology Associates, P.C.*	2/1/2023	2,000	1,663	3,775	229	100	8	(3,775)
Madison Radiology Medical Group, Inc.*	4/1/2023	250	100	—	150	—	—	—
Delaware Diagnostic Imaging, P.A.*	8/1/2023	600	401	337	149	50	—	(337)
Total		$10,765	$3,942	$8,173	$6,473	$300	$50	$(8,173)

*Fair Value Determination is Final

2022:

Entity	Date Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities
IFRC LLC*^	1/1/2022	8,200	2,910	1,703	5,271	—	19	(1,703)
IFRC LLC*^	1/1/2022	4,800	2,103	857	2,697	—	—	(857)
Montclair Radiological Associates, P.A.*#	10/1/2022	94,877	16,414	4,665	79,690	400	(2,168)	(4,124)
Heart & Lung Imaging Limited+	11/1/2022	32,000	—	—	16,200	15,800	—	—
Chelsea Diagnostic Radiology, P.C.*	12/1/2022	2,800	568	—	2,132	100	—	—
North Jersey Imaging Center, LLC*	12/9/2022	104	20	—	55	25	4	—
Total		$142,781	$22,015	$7,225	$106,045	$16,325	$(2,145)	$(6,684)

*Fair Value Determination is Final
^ IFRC LLC acquisitions consisted of three subsidiaries of IFRC, one of which was purchased separately by a joint venture with Calvert Medical Imaging Centers, LLC.
#Montclair Radiological Associates includes a liability for $1.2 million in contingent consideration.
+See detailed description of the Heart & Lung Imaging Limited acquisition below.

Heart & Lung Imaging Limited. On November 1, 2022, we acquired a 75% controlling interest in Heart & Lung Imaging Limited (“HLI”). HLI is a teleradiology concern which operates in the United Kingdom with the National Healthcare Service to screen high risk populations for cardiac and lung conditions. HLI’s operations are included in our imaging center segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $31.9 million, including: i) shares with a fair value of $6.8 million (359,002 shares issued at $19.06 per share), ii) cash of $6.3 million, iii) contingent consideration of $10.8 million ($10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims) and iv) noncontrolling interest of $8.0 million. We recorded $0.6 million in current assets, $15.8 million in intangible assets, $0.6 million current liabilities and $16.2 million in goodwill in connection with this transaction.

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

Artificial Intelligence Segment

Aidence Holding B.V. On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence") an artificial intelligence enterprise focused on lung cancer screening. Aidence is reported as part of our artificial intelligence segment and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $45.2 million including i) 1,117,872 shares issued at $26.80 per share with a fair value of $30.0 million, ii) cash of $1.8 million, iii) contingent consideration of $11.9 million ($7.4 million in milestones to be settled in shares or cash at our election and a share holdback of $4.5 million), and iv) a settlement of a loan from RadNet of $1.5 million. In addition we paid certain seller closing costs through the issuance of 23,362 shares at a fair value of $0.6 million. As a result of this transaction, we recorded $1.0 million in current assets, $0.2 million in property and equipment, $27.7 million in intangible assets (including developed technology of

$21.1 million and IPR&D of $5.5 million), $3.2 million in current liabilities, a deferred tax liability of $3.5 million, and $22.9 million in goodwill.
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
The IPR&D asset relates primarily to an in-process project for a customer relationship management offering to manage patients that are found with Incidental Pulmonary Nodules and has not reached technological feasibility as of the acquisition date. The asset recorded relates to one project, and the Company originally expected to complete the project following twelve months of acquisition. Subsequently, in September 2023, we determined that the In-process Research and Development ("IPR&D") related to Aidence's Ai Veye Lung and Veye Clinic would not achieve FDA approval for sale in the US without a new submission and additional expenditures for rework. The additional expenditures, delay, and reduction of US sales affected the estimated fair value of the associated IPR&D intangible asset and resulted in impairment charges of $3.9 million within Cost of operations in our Consolidated Statements of Operations.
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

Quantib B.V. On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib") an artificial intelligence enterprise focused on prostate cancer screening. Quantib is reported as part of our artificial intelligence segment, and was acquired to enhance our AI capabilities. The transaction was accounted for as an acquisition of a business and total purchase consideration was determined to be approximately $42.3 million including i) 965,058 shares issued at $26.80 per share with a fair value of $25.9 million, ii) cash of $11.8 million, and iii) contingent consideration consisting of 113,303 shares with a fair value at the date of close of $3.0 million and cash of $1.6 million both to be released 18 months after acquisition subject to adjustment for any indemnification claims. As a result of this transaction, we recorded $2.4 million in current assets, $0.1 million in property and equipment, $21.3 million in intangible assets (including developed technology of $19.6 million and IPR&D of $0.7 million), $0.7 million in current liabilities, $6.7 million in long-term debt and deferred tax liabilities, and $26.4 million in goodwill.
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
Subsidiary activity
Formation of majority owned subsidiaries
Frederick County Radiology, LLC. On April 1, 2022 we formed Frederick County Radiology, LLC ("FCR"), a partnership with Frederick Health Hospital, Inc. The operation offers multi-modality services out of six locations in Frederick, Maryland. We contributed the operations of four centers to the enterprise and Frederick Health Hospital, Inc. contributed $5.4 million in fixed assets, $3.0 million in equipment, and $11.0 million in goodwill. As a result of the transaction, we recognized a gain of $6.6 million to additional paid in capital and retained a 65% controlling economic interest in FCR and Frederick Health Hospital, Inc. retains an $11.1 million or 35% noncontrolling economic interest in FCR.
Formation of majority owned subsidiary and sale of ownership interest
Los Angeles Imaging Group, LLC. On September 1, 2023 we formed a wholly-owned subsidiary, Los Angeles Imaging Group, LLC ("LAIG"). The operation offers multi-modality imaging services out of three locations in Los Angeles, California. We contributed the operations of 3 centers to the subsidiary. Cedars-Sinai Medical Center purchased from us a 35% noncontrolling economic interest in LAIG for a cash payment of $5.9 million. As a result of the transaction, we retain a 65% controlling economic interest in LAIG.
Sale of ownership interest in a majority owned subsidiary
Tarzana Medical Center, LLC. Effective September 1, 2021 we completed the sale of a 24.9% ownership interest in our majority owned subsidiary West Valley Imaging Group, LLC for $13.1 million to Tarzana Medical Center, LLC. After the sale, our ownership interest in the subsidiary has reduced from 75.0% to 50.1% and we retain a controlling financial interest in the subsidiary. We recognized in additional paid in capital on our consolidated balance sheets, $4.2 million excess in consideration over the carrying value of the sold economic interest. Post the sale of our ownership interest we acquired from Tarzana Medical Center, LLC, certain tangible and intangible business assets for purchase consideration of approximately $5.2 million.

NOTE 5 – SEGMENT REPORTING

Our reportable segments are described below:

Imaging Center

Our Imaging Center segment provides physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a strategy that diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. We also provide teleradiology services in the United Kingdom though our majority-owned Heart & Lung Imaging Limited subsidiary. Included in the segment is our eRad subsidiary, which designs the underlying critical scheduling, data storage and retrieval systems necessary for imaging center operation.

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

In the normal course of business, our reportable segments enter into transactions with each other. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues recognized by a segment and expenses incurred by the counterparty are eliminated in consolidation and do not affect consolidated results.

	Twelve Months Ended December 31, 2023
	Imaging Centers	AI	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$1,610,707	$5,923	$—	$1,616,630
Intersegment	—	6,546	(6,546)	—
Total revenue	$1,610,707	$12,469	$(6,546)	$1,616,630

	Twelve Months Ended December 31, 2022
	Imaging Centers	AI	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$1,425,665	$4,396	$—	$1,430,061
Intersegment	—	—	—	—
Total revenue	$1,425,665	$4,396	$—	$1,430,061

The table below present segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Twelve Months Ended December 31,
	2023	2022	2021
Revenue:
Imaging Centers	$1,604,161	$1,425,665	$1,313,662
AI	12,469	4,396	1,415
Total revenue	$1,616,630	$1,430,061	$1,315,077

Cost of Operations
Imaging Centers	$1,371,036	$1,240,593	$1,117,941
AI	24,203	23,753	5,333
Total cost of operations	$1,395,239	$1,264,346	$1,123,274

Gain on contribution of imaging centers into joint venture
Imaging Centers	$(16,808)	$—	$—
AI	—	—	—
Total cost of operations	$(16,808)	$—	$—

Lease abandonment charges
Imaging Centers	$5,146	$—	$19,675
AI	—	—	—
Total depreciation and amortization	$5,146	$—	$19,675

Depreciation and Amortization
Imaging Centers	$120,776	$109,524	$96,174
AI	7,615	6,353	520
Total depreciation and amortization	$128,391	$115,877	$96,694

Loss on Disposal of Equipment
Imaging Centers	$2,191	$2,506	$1,246
AI	(4)	23	—
Total loss (gain)	$2,187	$2,529	$1,246

Severance
Imaging Centers	$1,973	$926	$744
AI	1,805	20	—
Total severance	$3,778	$946	$744

Income from Operations
Imaging Centers	$119,847	$72,116	$77,882
AI	(21,150)	(25,753)	(4,438)
Total income from operations	$98,697	$46,363	$73,444

In the first quarter of 2024, we revised our reportable segments to combine our eRad business, which was included in the Imaging Center segment, with our AI segment to form a new Digital Health reportable segment. As a result of the change, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we will report our results in these two reportable segments. The change in reportable segments will be reflected retrospectively.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. The following is a reconciliation of Goodwill by business segment for the years ended December 31, 2022 and December 31, 2023 is provided below (in thousands):

	Imaging Center	Artificial Intelligence	Total
Balance as of December 31, 2021	$489,210	$24,610	$513,820
Additions	120,551	48,697	169,248
Disposals	(4,200)	—	(4,200)
Measurement period and other adjustments	(106)	147	41
Currency translation	1,028	(2,272)	(1,244)
Balance as of December 31, 2022	$606,483	$71,182	$677,665
Additions	6,473	—	6,473
Disposals	(9,235)	—	(9,235)
Measurement period and other adjustments	1,603	—	1,603
Currency translation	1,233	1,724	2,957
Balance as of December 31, 2023	$606,557	$72,906	$679,463

The amount of goodwill from these acquisitions that is deductible for tax purposes as of December 31, 2023 is $142.7 million.

Other intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names.

Total amortization expense was $12.2 million, $10.1 million, and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.

The following tables shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$6,671	$18,106	7.9
Covenant not to compete and other contracts	946	714	427	132	45	6	2,270	3.4
Customer Relationships	1,234	1,104	981	797	764	10,564	15,444	17.7
Patent and Trademarks	316	316	316	315	300	164	1,727	5.8
Developed Technology & Software	7,785	7,785	7,745	7,210	7,046	6,117	43,688	5.7
Trade Names amortized	77	77	77	77	63	27	398	5.3
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	1,882	1,882	—
Total Annual Amortization	$12,645	$12,283	$11,833	$10,818	$10,505	$32,531	$90,615

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2023	2022
Land	$250	$250
Medical equipment	714,400	649,034
Computer and office equipment, furniture and fixtures	127,540	119,467
Software costs	47,286	36,015
Leasehold improvements	537,853	501,963
Equipment originally acquired under finance/capital lease	13,971	13,971
Total property and equipment cost	1,441,300	1,320,700
Accumulated depreciation	(836,899)	(754,739)
Total property and equipment	$604,401	$565,961

Included in our property and equipment at December 31, 2023 is approximately $42.7 million total of construction in process amounts consisting of $12.2 million in medical equipment, $1.9 million in computer and office equipment, $6.0 million in software costs and $22.6 million in leasehold improvements.

Included in our property and equipment at December 31, 2022 is approximately $73.4 million total of construction in process amounts consisting of $26.6 million in medical equipment, $5.3 million in computer and office equipment, $0.4 million in software costs and $41.1 million in leasehold improvements.

Depreciation and amortization expense of property and equipment, including amortization of equipment under finance leases, for the years ended December 31, 2023, 2022 and 2021 was $116.2 million, $105.6 million, and $92.3 million, respectively.

NOTE 8 - CREDIT FACILITIES AND NOTES PAYABLE

As of December 31, 2023 and December 31, 2022 our term loan debt and other obligations consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$678,687	$714,125
Discount on Barclays Term Loans	(9,041)	(11,127)
Truist Term Loan collateralized by NJIN's tangible and intangible assets	144,375	150,000
Discount on Truist Term Loan	(990)	(1,254)
Equipment notes payable at 6.0%, due 2028, collateralized by medical equipment	17,011	—
Total debt obligations	830,042	851,744
Less current portion	(17,974)	(12,400)
Long-term portion of debt obligations	$812,068	$839,344

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts and repayments on our revolving credit facilities for years ending December 31 (in thousands)

2024	$20,324
2025	22,431
2026	22,676
2027	124,188
2028	650,454
Total notes payable obligations	$840,073

We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at December 31, 2023 and had reserved an additional $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2023. We also had no balance under our $50.0 million Truist Revolving Credit Facility, related to our consolidated subsidiary NJIN, at December 31, 2023, and with no letters of credit reserved against the facility, the full amount was available to draw upon. At December 31, 2023 we were in compliance with all covenants under our credit facilities. On February 1, 2023, we issued a promissory note in the amount of $19.8 million to acquire radiology equipment previously leased under operating leases.

Amendments to Credit Facilities

Barclays: First Amendment to Second Amended and Restated First Lien Credit and Guaranty Agreement
On March 27, 2023, we entered into the First Amendment to Second Amended and Restated First Lien Credit and Guaranty Agreement related to our Barclays credit facility (the "Barclays Amendment"), which replaces the interest rate benchmark, from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") and includes applicable credit spread adjustments of 0.11448%, 0.26161%, and 0.42826% for interest periods of one month, three months, and six months, respectively. The replacement of LIBOR with SOFR and the credit spread adjustments were effective as of March 31, 2023, which was the last day of the last-ending existing interest period of currently outstanding loan bearing interest at LIBOR. Other than the foregoing, the material terms of the Barclays credit facility remained unchanged.
Barclays: Second Amended and Restated First Lien Credit and Guaranty Agreement
On April 23, 2021, we entered into the Second Amended and Restated First Lien Credit and Guaranty Agreement (the "Barclays Restated Credit Agreement") which provides for $725.0 million of senior secured first lien term loans (the "Barclays Term Loans") and a $195.0 million senior secured revolving credit facility (the "Barclays Revolving Credit Facility"). The proceeds of the Barclays Term Loans were used to refinance loans outstanding under our prior Barclays credit agreement and provide funding for current and future operations. Total costs of the Barclays Restated Credit Agreement amounted to approximately $14.9 million segregated as follows: $8.8 million capitalized to discount and deferred finance cost, $4.5 million expensed to debt restructuring costs, $1.5 million charged to loss on early extinguishment of debt and $0.1 million written off to interest expense. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Barclays Restated Credit Agreement.
Truist: Second Amended and Restated Revolving Credit and Term Loan Agreement
On October 7, 2022, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Truist Restated Credit Agreement") which provides for a $150.0 million of a secured term loan (the "Truist Term Loan") and a $50.0 million secured revolving credit facility (the "Truist Revolving Credit Facility"). Both loans were secured by our simultaneous entry into the Second Amended and Restated Guaranty and Security Agreement on the same date. The proceeds were were used to refinance the outstanding balance under our prior Truist term loan agreement and provide funding for current and future operations. Total costs of the Truist Restated Credit Agreement amounted to approximately $2.7 million segregated as follows: $2.0 million capitalized to discount and deferred finance cost and $0.7 million expensed to loss on extinguishment of debt and related expenses in other expense. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Truist Restated Credit Agreement.
All obligations under the Truist Restated Credit Agreement bear interest at either a SOFR or a Base Rate (each as defined in the Truist Restated Credit Agreement), plus an applicable margin according to the following schedule:

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

Senior Credit Facilities:
Barclays Term Loans:

Through March 31, 2023, the Barclays Term Loans bore interest at either a Eurodollar Rate or an Alternative Base Rate (in each such case, as defined in the Barclays Restated Credit Agreement) plus an applicable margin. The applicable margin for Eurodollar Rate and Alternative Base Rate was 3% and 2%, respectively, with an effective Eurodollar Rate and the Alternative Base Rate of 4.63% and 8.00%, respectively.

Under the Barclays Amendment, effective March 31, 2023, the Barclays Term Loans bear interest either at a SOFR or Alternative Base Rate (in each such case, as defined in the Restated Barclays Credit Agreement) plus an applicable margin. The applicable margin for Eurodollar Rate and Alternative Base Rate was 3% and 2%, respectively. At December 31, 2023, we have an effective SOFR of 8.38%, with an applicable credit spread adjustment of 0.26161%, and an Alternative Base Rate of 10.5%, respectively.

The Barclays Restated Credit Agreement provides for quarterly payments of principal for the Barclays Term Loans in the amount of approximately $1.8 million. The Barclays Term Loans will mature on April 23, 2028 unless otherwise accelerated under the terms of the Barclays Restated Credit Agreement.

Truist Term Loan:

The Truist Term Loan currently bears interest at a three month SOFR election of 5.33% plus an applicable margin and fees based on Pricing Level V described above.

The scheduled amortization of the Truist Term Loan began March 31, 2023 with quarterly payments of $1.9 million, representing 1.00% of the original principal balance. At scheduled intervals, the quarterly amortization increases by $0.9 million, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Restated Credit Agreement.

Revolving Credit Facilities:

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $195.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $1.1 million at December 31, 2023.

Revolving loans borrowed under the Barclays Revolving Credit Facility bear interest at either a SOFR or an Alternate Base Rate (in each case, as defined in the Barclays Restated Credit Agreement) plus an applicable margin which adjusts depending on our net leverage ratio, according to the following schedule:

Net Leverage Ratio	Term SOFR Loans	Alternative Base Rate Spread
> 3.50x	3.25%	2.25%
> 3.00x but ≤ 3.50x	3.00%	2.00%
≤ 3.00x	2.75%	1.75%

As of December 31, 2023, the effective interest rate for borrowings on revolving loans under the Barclays Revolving Credit Facility was 10.3%.

For letters of credit issued under the Barclays Revolving Credit Facility, letter of credit fees accrue at the applicable margin for SOFR revolving loans which is currently 3.00% and fronting fees accrue at 0.125% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the Barclays Restated Credit Agreement. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.
The Barclays Revolving Credit Facility will terminate on April 23, 2026 unless otherwise accelerated in accordance with the terms of the Barclays Restated Credit Agreement.

Truist Revolving Credit Facility:

Associated with the Truist Revolving Credit Facility of $50.0 million are deferred financing costs, net of accumulated amortization, of $0.5 million at December 31, 2023. As of December 31, 2023, NJIN had no borrowings under the Truist Revolving Credit Facility.

The Truist Revolving Credit Facility bears interest with different margins based on types of borrowings at a Pricing Level V as noted in the pricing grid above. The Truist Revolving Credit Facility terminates on the earliest of (i) October 7, 2027, (ii) the date on which the Revolving Commitments are terminated pursuant to Section 2.8 of the Truist Restated Credit Agreement, or (iii) the date on which all amounts outstanding under the Truist Restated Credit Agreement have been declared or have automatically become due and payable (whether by acceleration or otherwise).

Recent Amendments to prior Credit Facilities

Truist Credit Facilities:

On August 31, 2018, under an Amended and Restated Revolving Credit and Term Loan Agreement, our NJIN subsidiary secured a term loan commitment of $60.0 million and established revolving credit facility of $30.0 million. The agreement had a maturity date of August 31, 2023 and was refinanced on October 10, 2022 by the Truist Restated Credit Agreement.

NOTE 9 – LEASES

Our material lease contracts are for facilities and advanced radiology equipment. In regards to our imaging, administrative and warehouse facilities, the most common initial lease term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 35 years at these locations, and we do not enter into purchase options on the underlying property. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Leases for advanced radiology and office equipment have terms generally lasting from 5 to 8 years. All leases are classified as operating or finance for accounting purposes, depending on the terms of the agreement. Our incremental borrowing rate used to discount the stream of lease payments is closely related to the interest rates charged on our collateralized debt obligations and our incremental borrowing rate is adjusted when those rates experience a substantial change. During 2021, we satisfied all liabilities classified as finance leases, and only operating leases remain.

The components of lease expense were as follows:

	Years ended December 31,
(In thousands)	2023	2022	2021

Operating lease cost(1)	$106,954	$107,475	$121,578

Finance lease cost:
Depreciation of leased equipment	$1,204	$2,896	$3,068
Interest on lease liabilities	—	—	46
Total finance lease cost	$1,204	$2,896	$3,114

1) Operating lease cost above for the year ended December 31, 2023 and 2021 included $2.7 million and $12.6 million, respectively in lease abandonment charges. Please see our discussion in the Leases section of Note 2, Summary of Significant Accounting Policies.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
(In thousands)	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101,516	$108,004	$110,288
Operating cash flows from financing leases	—	—	46
Financing cash flows from financing leases	—	—	3,304
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases	55,852	88,080	186,695

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)	December 31,
	2023	2022

Operating Leases
Operating lease right-of-use assets	$596,032	$603,524
Current portion of operating lease liability	55,981	57,607
Long-term operating lease liability	605,097	604,117
Total operating lease liabilities	$661,078	$661,724

Finance Leases
Equipment at cost	$13,971	$13,971
Accumulated depreciation	(13,374)	(12,171)
Equipment, net	$597	$1,801

Weighted Average Remaining Lease Term
Operating leases - years	10.6	10.9

Weighted Average Discount Rate
Operating leases	6.7%	6.4%

Maturities of lease liabilities were as follows:

(In thousands)
Operating Leases
Year Ending December 31,
2024	$97,603
2025	$92,092
2026	91,400
2027	88,977
2028	85,633
Thereafter	482,594
Total Lease Payments	938,299
Less imputed interest	(277,221)
Total	$661,078

As of December 31, 2023, we have additional operating leases for facilities and medical equipment that have not yet commenced of approximately $4.6 million. These operating leases will commence in 2024 with lease terms of 1 to 15 years.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2023, 2022 and 2021, we have the following income (loss) before income taxes (in thousands):

	December 31,
	2023	2022	2021
US Domestic	$60,374	$59,529	$58,806
Foreign	(21,564)	(16,560)	73
Income (loss) before income taxes	$38,810	$42,969	$58,879

For the years ended December 31, 2023, 2022 and 2021, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2023	2022	2021
Federal current tax	$—	$—	$—
State current tax	3,442	371	(2,191)
Foreign current tax	638	87	18
Other current tax	—	—	—
Federal deferred tax	8,960	6,470	9,831
State deferred tax	(2,724)	5,863	6,902
Foreign deferred tax	(1,843)	(3,430)	—
Currency translation	—	—	—

Income tax expense	8,473	9,361	14,560

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	Years Ended December 31,
	2023	2022	2021
Federal tax	$8,150	$9,023	$12,365
State franchise tax, net of federal benefit	3,730	595	4,198
Other Non deductible expenses	196	305	(93)
Officer Compensation	1,199	759	291
Noncontrolling interests in partnerships	(5,752)	(4,821)	(4,114)
Changes in valuation allowance	(2,569)	6,124	(249)
Return to provision	5,987	234	(2,530)
Deferred true-ups and other	483	(1,451)	5,009
Foreign rate differential	(1,083)	(737)	4
Uncertain tax provisions	(884)	(749)	(321)
Tax rate adjustment	(984)	—	—
Other differences	—	79	—
Income tax expense	$8,473	$9,361	$14,560

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2023	2022
Net operating losses	$43,247	$68,124
Accrued expenses	4,432	3,941
Operating lease liability	136,097	142,347
Equity compensation	4,179	4,387
Allowance for doubtful accounts	2,198	3,071
Other	15,755	6,541
Valuation allowance	(9,688)	(12,095)
Total Deferred Tax Assets	$196,220	$216,316
Deferred tax liabilities:
Property and equipment	(7,851)	(9,214)
Goodwill	(42,419)	(38,820)
Intangibles	(15,578)	(18,640)
Operating lease right-of-use asset	(122,840)	(129,802)
Outside basis difference	(18,547)	(20,015)
Other	(4,761)	(9,081)
Total Deferred Tax Liabilities	$(211,996)	$(225,572)

Net Deferred Tax Liability	$(15,776)	$(9,256)

As of December 31, 2023, we had federal net operating loss carryforwards of approximately $128.9 million, which is comprised of definite and indefinite net operating losses. We had federal net operating loss carryforwards of approximately $63.9 million, which expire at various intervals from the years 2026 to 2037, and had carryforwards of $65.0 million of net operating losses which do not expire. Federal net operating losses generated in tax years following December 31, 2017 carryover indefinitely and may be used to offset up to 80% of future taxable net income. We also had state net operating loss carryforwards of approximately $145.3 million, which expire at various intervals from the years 2024 through 2042. As of December 31, 2023, $24.9 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. and the 2019 acquisition of Nulogix Health, Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. We also had foreign net operating loss carryforwards of approximately $45.8 million, which do not expire and are carried over indefinitely.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2023, we have determined that deferred tax assets of $196.2 million are more likely-than-not to be realized. We have also determined deferred tax liabilities of $42.4 million are related to book basis in goodwill that has an indefinite life.

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

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended are as follows (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of year	$4,144	$5,088	$5,484
Increases related to prior year tax positions	54	55	317
Increases related to current year tax positions	62	—	—
Expiration of the statute of limitations for the assessment of taxes	(1,180)	(999)	(713)
Increase related to change in rate	2	—	—
Balance at end of year	$3,082	$4,144	$5,088

At December 31, 2023, we had unrecognized tax benefits of $3.1 million of which $2.5 million will affect the effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2023 the Company accrued approximately $47 thousand of interest and penalties. As of December 31, 2023, accrued interest and penalties amounted to approximately $0.4 million. We do not anticipate the uncertain tax position to change materially within the next 12 months.

In 2021, the Organization for Economic Co-operation and Development ("OECD") announced an inclusive framework on base erosion and profit shifting including Pillar Two Model Rules defining the global minimum tax, which calls for taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the jurisdictions that we operate in outside of the US.

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

Options

Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over one to five years and expire five to ten years from the date of grant.

The following summarizes all of our option transactions for the twelve months ended December 31, 2023:

Outstanding Options Under the Restated Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life(in years)	Aggregate Intrinsic Value
Balance, December 31, 2022	678,914	$15.72
Granted	261,220	18.64
Exercised	(12,723)	11.11
Canceled, forfeited or expired	(16,000)	17.06
Balance, December 31, 2023	911,411	16.60	6.22	$16,561,659
Exercisable at December 31, 2023	668,809	14.75	5.24	13,387,921

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2023 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2023. As of December 31, 2023, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.4 million which is expected to be recognized over a weighted average period of approximately 1.23 years.

DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted 412,434 options at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of December 31, 2023, total unrecognized stock based compensation expense related to non-vested DeepHealth options was insignificant.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2022	116,982
Exercised	(37,909)	—
Balance, December 31, 2023	79,073	—	5.75	$2,749,368
Exercisable at December 31, 2023	76,612	—	5.75	2,663,803

Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.

Restricted Stock Awards (“RSA’s”)

The Restated Plan permits the award of restricted stock awards (“RSA’s”). As of December 31, 2023, we have issued a total of 8,718,185 RSA’s of which 537,358 were unvested at December 31, 2023. The following summarizes all unvested RSA’s activities during the twelve months ended December 31, 2023:

	RSA's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's unvested at December 31, 2022	536,767		$23.84
Changes during the period
Granted	825,255		$21.31
Vested	(785,656)		$22.12
Forfeited	(39,008)		$18.31
RSA's unvested at December 31, 2023	537,358	0.90	$22.99

We determine the fair value of all RSA’s based on the closing price of our common stock on award date.

Other stock bonus awards

The Restated Plan also permits the award of stock bonuses not subject to any future service period. These awards are valued and expensed based on the closing price of our common stock on the date of award. During the twelve months ended December 31, 2023 we issued 50,765 shares relating to these awards, amounting to approximately $1.3 million of compensation expense.
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
In January 2023, we granted certain employees PSUs with a target award of 60,685 shares of our common stock. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2023 through December 31, 2023. As of December 31, 2023, 121,370 shares are expected to vest.
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
In January 2023, we granted certain employees PSOs with a potential to purchase a maximum of 235,227 shares of our common stock. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 235,227 shares) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period January 1, 2023 through December 31, 2023. As of December 31, 2023, all 235,227 shares are expected to vest.
AI Long Term Incentive Plan shares ("AI LTIPs")
In addition, we issue stock-based compensation to certain employees in our AI segment in the form of Stock Units and Restricted Stock Awards, subject to certain restrictions. The awards represent a form of long term incentive and are reflective of a general practice within the software industry. The units and shares vest ratably over a two to four year period, conditioned on continued employment through the vesting periods. We determine the fair value of all AI LTIPs based on the closing price of our common stock on the award date. The following summarizes all unvested AI LTIPs activities during the twelve months ended December 31, 2023:

	LTIPs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
LTIPs unvested at December 31, 2022	169,471		$19.56
Changes during the period
Granted	216,460		$20.24
Vested	(66,309)		$19.62
Forfeited or Canceled	(94,897)		$19.82
LTIPs unvested at December 31, 2023	224,725	2.73	$20.08

Plan summary

In summary, of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan at December 31, 2023, there remain 4,069,349 shares available for future issuance.

NOTE 12 – SUBSEQUENT EVENTS

Proposed acquisitions of imaging centers

On February 16, 2023, we acquired Houston Medical Imaging, LLC for a purchase consideration of approximately $29.0 million. Houston Medical Imaging consists of seven multi modality imaging centers located in Houston, Texas.

On February 1, 2024, we acquired Antelope Valley Outpatient Imaging Center, LLC for a purchase consideration of approximately $3.5 million. Antelope Valley Outpatient Imaging consists of four multi modality imaging centers located in Palmdale, California.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report, which is included below in this Annual Report on Form 10-K.
Limitations on Effectiveness of Controls and Procedures

Our management does not expect that internal controls over financial reporting will prevent or detect all misstatements or incidences of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design and implementation of a control system is limited by resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, RadNet, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 29, 2024

-

Item 9B.	Other Information.

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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
(a) Documents filed as part of this annual report on Form 10-K

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on September 4, 2008).

3.2
Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to Exhibit 3.2 filed with Form 8-K on September 4, 2008).

3.3	Amended and Restated Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on February 6, 2020).

4.1	Description of Securities (incorporated by reference the Description of Common Stock contained in the registration statement on Form S-3ASR filed on December 27, 2022).

10.1*	Equity Incentive Plan, amended and restated as of April 27, 2023 (incorporated by reference to Exhibit 99.1 filed with Form S-8 registration statement on August 9, 2023).

10.2	Form of Incentive Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.2 filed with Form S-8 registration statement on August 9, 2023).

10.3*	Form of Nonstatutory Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.3 filed with Form S-8 registration statement on August 9, 2023).

10.4*	Form of Stock Award Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.4 filed with Form S-8 registration statement on August 9, 2023).

10.5*	Form of Stock Units Agreement (deferred settlement) for the Equity Incentive Plan (incorporated by reference to Exhibit 99.5 filed with Form S-8 registration statement on August 9, 2023).

10.6*	Nonqualified Deferred Compensation Plan, effective as of May 5, 2016 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 9, 2016).

10.7*	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 filed with Form 8-K on June 14, 2021).

10.8*	Employment Agreement dated as of April 20, 2023 with Howard G. Berger, M.D. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2023).

10.9*	Amendment to Employment Agreement dated January 1, 2024 with Howard G. Berger, M.D. (filed herewith).

10.10*	Employment Agreement dated September 1, 2022 with Mark D. Stolper (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 2, 2022).

10.11*	Amendment to Employment Agreement dated January 1, 2024 with Mark D. Stolper (filed herewith).

10.12*	Employment Agreement dated September 1, 2022 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.2 filed with Form 8-K on September 2, 2022).

10.13*	Amendment to Employment Agreement dated January 1, 2024 with Stephen M. Forthuber (filed herewith).

10.14*	Employment Agreement dated September 1, 2022 with Norman R. Hames (incorporated by reference to Exhibit 10.3 filed with Form 8-K on September 2, 2022).

10.15*	Amendment to Employment Agreement dated January 1, 2024 with Norman R. Hames (filed herewith).

10.16*	Employment Agreement dated September 1, 2022 with Mital Patel (incorporated by reference to Exhibit 10.4 filed with Form 8-K on September 2, 2022).

10.17*	Amendment to Employment Agreement dated January 1, 2024 with Mital Patel (filed herewith).

10.18*	Employment Agreement dated September 1, 2022 with David J. Katz (incorporated by reference to Exhibit 10.15 filed with Form 10-K on March 1, 2023).

10.19*	Amendment to Employment Agreement dated January 1, 2024 with David J. Katz (filed herewith).

10.20*	Employment Agreement dated June 1, 2020 with Gregory Sorensen (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 9, 2023).

10.21*	Amended and Restated Severance Agreement dated February 24, 2022 with Christine Gordon.

10.22
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

10.23
Second Amended and Restated First Lien Credit and Guaranty Agreement, dated as of April 23, 2021, by and among RadNet Management, Inc., a California corporation, RadNet, Inc., a Delaware corporation, certain subsidiaries and affiliates of RadNet Management, Inc., as Guarantors, the Lenders and other financial institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2021).

10.24	First Amendment to Second Amended and Restated First Lien Credit and Guaranty Agreement dated March 27, 2023 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 4, 2023).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1**	CEO Certification pursuant to Section 906.

32.2**	CFO Certification pursuant to Section 906.

97.1*	RadNet, Inc. Policy on Recovery of Erroneously Awarded Compensation adopted November 8, 2023 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Indicates management contract or compensatory plan.
**    Furnished herewith.

Item 16.  10-K Summary

None
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: February 29, 2024	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President (Principal Executive Officer)

Date: February 29, 2024

By	/s/ GREGORY E. SPURLOCK
Gregory E. Spurlock, Director

Date: February 29, 2024

By	/s/ ALMA GREGORY SORENSEN
Alma Gregory Sorensen, Director

Date: February 29, 2024

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: February 29, 2024

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: February 29, 2024

By	/s/ LAURA P. JACOBS
Laura P. Jacobs, Director

Date: February 29, 2024

By	/s/ CHRISTINE GORDON
Christine Gordon, Director

Date: February 29, 2024

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: February 29, 2024