Form 10-Q
period 2024-03-31
RadNet, Inc.
filed 2024-05-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on May 8, 2024 was 73,880,145 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$526,980	$342,570
Accounts receivable	189,572	163,707
Due from affiliates	34,269	25,342
Prepaid expenses and other current assets	45,007	47,657
Total current assets	795,828	579,276
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	618,926	604,401
Operating lease right-of-use assets	621,612	596,032
Total property, equipment and right-of-use assets	1,240,538	1,200,433
OTHER ASSETS
Goodwill	694,292	679,463
Other intangible assets	86,883	90,615
Deferred financing costs	1,483	1,643
Investment in joint ventures	97,034	92,710
Deposits and other	53,497	46,333
Total assets	$2,969,555	$2,690,473
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$324,578	$342,940
Due to affiliates	20,494	15,910
Deferred revenue	4,475	4,647
Current operating lease liability	58,138	55,981
Current portion of notes payable	20,202	17,974
Total current liabilities	427,887	437,452
LONG-TERM LIABILITIES
Long-term operating lease liability	630,348	605,097
Notes payable, net of current portion	814,442	812,068
Deferred tax liability, net	14,479	15,776
Other non-current liabilities	5,074	6,721
Total liabilities	1,892,230	1,877,114
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 73,901,654 and 67,956,318 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in-capital	969,248	722,750
Accumulated other comprehensive loss	(13,943)	(12,484)
Accumulated deficit	(82,357)	(79,578)
Total RadNet, Inc.'s stockholders' equity	872,955	630,695
Noncontrolling interests	204,370	182,664
Total equity	1,077,325	813,359
Total liabilities and equity	$2,969,555	$2,690,473

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUE
Service fee revenue	$397,189	$352,420
Revenue under capitation arrangements	34,518	38,144
Total service revenue	431,707	390,564
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	387,589	351,865
Depreciation and amortization	32,368	31,315
Loss (gain) on sale and disposal of equipment and other	186	579
Severance costs	225	134
Total operating expenses	420,368	383,893
INCOME FROM OPERATIONS	11,339	6,671

OTHER INCOME AND EXPENSES
Interest expense	16,267	15,722
Equity in earnings of joint ventures	(4,324)	(1,428)
Non-cash change in fair value of interest rate hedge	(1,216)	4,093
Other (income) expense	(2,934)	1,432
Total other expense	7,793	19,819
INCOME (LOSS) BEFORE INCOME TAXES	3,546	(13,148)
Benefit from (provision for) income taxes	1,864	(1,135)
NET INCOME (LOSS)	5,410	(14,283)
Net income attributable to noncontrolling interests	8,189	6,722
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(2,779)	$(21,005)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.04)	$(0.36)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	69,307,078	57,701,439
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2024	2023
NET INCOME (LOSS)	$5,410	$(14,283)
Foreign currency translation adjustments	(2,198)	2,777
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	739	922
COMPREHENSIVE INCOME (LOSS)	3,951	(10,584)
Less comprehensive income attributable to noncontrolling interests	8,189	6,722
COMPREHENSIVE LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(4,238)	$(17,306)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended March 31, 2024 and March 31, 2023.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2023	67,956,318	$7	$722,750	$(12,484)	$(79,578)	$630,695	$182,664	$813,359

Issuance of common stock upon exercise of options	1,299	—	8	—	—	8	—	8
Issuance of common stock under the equity compensation plan	616,767	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	4,393	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,906	—	—	11,906	—	11,906
Issuance of common stock, net of issuance costs	5,232,500	—	218,385	—	—	218,385	—	218,385
Issuance of common stock in connection with acquisitions	95,019	—	4,607	—	—	4,607	—	4,607
Forfeiture of restricted stock	(4,642)	—	(9)	—	—	(9)	—	(9)
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	11,601	—	—	11,601	9,590	21,191
Contribution from noncontrolling partner	—	—	—	—	—	—	3,927	3,927
Change in cumulative foreign currency translation adjustment	—	—	—	(2,198)	—	(2,198)	—	(2,198)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	739	—	739	—	739
Net income (loss)	—	—	—	—	(2,779)	(2,779)	8,189	5,410
BALANCE-MARCH 31, 2024	73,901,654	$7	$969,248	$(13,943)	$(82,357)	$872,955	$204,370	$1,077,325

BALANCE - DECEMBER 31, 2022	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452
Issuance of common stock upon exercise of options	5,000	—	51	—	—	51	—	51
Issuance of common stock under the equity compensation plan	527,692	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	14,473	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,185	—	—	12,185	—	12,185
Change in cumulative foreign currency translation adjustment	—	—	—	2,777	—	2,777	—	2,777
Change in fair value cash flow hedge, net of taxes	—	—	—	—	—	—	—	—
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	922	—	922	—	922
Other	—	—	(2)	—	(1)	(3)	—	(3)
Net income (loss)	—	—	—	—	(21,005)	(21,005)	6,722	(14,283)
BALANCE-MARCH 31, 2023	58,270,290	$6	$448,522	$(16,978)	$(103,628)	$327,922	$165,179	$493,101

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,410	$(14,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,368	31,315
Amortization of operating lease right-of-use assets	14,711	15,699
Equity in earnings of joint ventures, net of dividends	(4,324)	(1,835)
Amortization of deferred financing costs and loan discount	748	746
Loss on sale and disposal of equipment and other	186	579
Amortization of cash flow hedge, net of taxes	739	922
Non-cash change in fair value of interest rate hedge	(1,216)	4,093
Stock-based compensation	11,897	12,185
Change in fair value of contingent consideration	1,974	2,335
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(25,865)	(9,997)
Other current assets	(6,277)	(1,691)
Other assets	(5,892)	(2,726)
Deferred taxes	(1,158)	942
Operating lease liability	(12,883)	(15,080)
Deferred revenue	(172)	335
Accounts payable, accrued expenses and other	6,839	9,077
Net cash provided by operating activities	17,085	32,616
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging centers and other acquisitions	(3,530)	(9,644)
Purchase of property and equipment	(57,409)	(55,915)
Proceeds from sale of equipment	2	3
Net cash used in investing activities	(60,937)	(65,556)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,102)	(184)
Payments on term loan debt	(1,875)	(3,688)
Contributions from noncontrolling interests	4,169	—
Proceeds from sale of economic interest of majority owned subsidiary	8,713	—
Proceeds from issuance of common stock, net of issuance costs	218,385	—
Proceeds from issuance of common stock upon exercise of options	8	51
Net cash provided by (used in) financing activities	228,298	(3,821)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(36)	(229)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184,410	(36,990)
CASH AND CASH EQUIVALENTS, beginning of period	342,570	127,834
CASH AND CASH EQUIVALENTS, end of period	$526,980	$90,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$18,285	$21,471
Cash paid during the period for income taxes	$1	$40
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $44.1 million and $40.8 million during the three months ended March 31, 2024 and 2023, respectively, which were not paid for as of March 31, 2024 and 2023, respectively. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
We acquired Grossman Imaging Center of CMH, LLC for approximately $10.5 million during the three months ended March 31, 2024 which was not paid for as of March 31, 2024. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On March 31, 2024, we issued an additional 12.5% in noncontrolling interest in our Ventura County Imaging Group, LLC joint venture in exchange for $5.1 million which was not paid for as of March 31, 2024. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On March 29, 2024, we received $0.6 million in fixed assets, imaging equipment, and $6.5 million in goodwill from our partner in Tri Valley Imaging Group, LLC. See Note 4, Business combinations and related activity contained herein.
On March 27, 2024, we issued 95,019 shares of common stock to settle the stock contingent liabilities as part of our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $4.6 million.
On January 15, 2024, we issued promissory notes in the amount of $6.9 million to acquire radiology equipment previously leased under operating leases.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At March 31, 2024, we operated directly or indirectly through joint ventures with hospitals, 375 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In the first quarter of 2024, we revised our reportable segments to combine our eRad business, which was included in the Imaging Center segment, with our AI segment to form a new Digital Health reportable segment. Prior period amounts were adjusted retrospectively to reflect the change in reportable segment. For further financial information about these segments, see Note 5, Segment Reporting. In March 2024, we closed on a public offering of 5,232,500 shares of our common stock, including 682,500 shares sold pursuant to the exercise of an underwriter's overallotment option, at a price to the public of $44.00 per share. The gross proceeds as a result of this public offering was $230.2 million before underwriting discounts, commissions, and expenses totaling $11.8 million.

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

VIEs that we consolidate as the primary beneficiary include professional corporations which are owned or controlled by individuals within our senior management and provide professional medical services for centers in Arizona, California, Delaware, Maryland, New Jersey and New York. These VIEs are collectively referred to as the consolidated medical group ("the Group"). RadNet provides non-medical, technical and administrative services to the Group for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations and we determine the annual budget. The Group has insignificant operating assets and liabilities, and de minimis equity. Substantially all cash flows of the Group after expenses, including professional salaries, are transferred to us. We consolidate the revenue and expenses, assets and liabilities of the Group. The creditors of the Group do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of the Group. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

The Group on a combined basis recognized $52.3 million and $48.8 million of revenue, net of management services fees to RadNet, for the three months ended March 31, 2024 and 2023, respectively and $52.3 million and $48.8 million of operating expenses for the three months ended March 31, 2024 and 2023, respectively. RadNet recognized $234.8 million and $207.4 million of total billed net service fee revenue for the three months ended March 31, 2024, and 2023, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, we have included approximately $108.9 million and $94.1 million, respectively, of accounts receivable and approximately $16.0 million and $16.7 million of accounts payable and accrued liabilities related to the Group, respectively.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2024 and 2023 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2023.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
During the period covered in this report, there have been no material changes to the significant accounting policies we use and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2023. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2023.
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

Our total service revenues during the three months ended March 31, 2024 and 2023 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended March 31,
	2024	2023
Commercial insurance	$240,628	$213,061
Medicare	93,525	84,970
Medicaid	10,887	9,959
Workers' compensation/personal injury	11,794	12,433
Other patient revenue	11,470	9,559
Management fee revenue	5,908	4,248
Heart and lung	3,921	1,813
Other	4,395	5,300
Revenue under capitation arrangements	34,518	38,144
Imaging Center Segment Revenue	417,046	379,487
Digital Health Segment Revenue	14,661	11,077
Total service revenue	$431,707	$390,564

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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $12.1 million and $14.3 million at March 31, 2024 and December 31, 2023, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $1.5 million and $1.6 million, as of March 31, 2024 and December 31, 2023, respectively. See Note 6, Credit Facilities and Notes Payable for more information.
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

GOODWILL - Goodwill at March 31, 2024 totaled $694.3 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2023, noting no impairment. Activity in goodwill for the three months ended March 31, 2024 is provided below (in thousands):

	Imaging Center	Digital Health	Total
Balance as of December 31, 2023	606,557	$72,906	$679,463
Goodwill from acquisitions	16,156	—	16,156
Currency translation	—	(1,327)	(1,327)
Segment reorganization	(12,300)	12,300	—
Balance as of March 31, 2024	$610,413	$83,879	$694,292
INTANGIBLE ASSETS - Intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names. The components of intangible assets, both finite and indefinite, along with annual amortization expense that will be recorded over the next five years at March 31, 2024 and December 31, 2023 are as follows (in thousands):
As of March 31, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$1,715	$2,287	$2,287	$2,287	$2,287	$6,673	$17,536	7.7
Covenant not to compete and other contracts	683	774	487	192	102	20	2,258	2.3
Customer Relationships	918	1,093	971	794	757	10,470	15,003	17.6
Patent and Trademarks	228	303	303	303	303	178	1,618	5.7
Developed Technology & Software	5,651	7,534	7,494	6,960	6,960	6,551	41,150	6.4
Trade Names amortized	58	77	77	77	63	27	379	5.0
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	1,839	1,839	—
Total Annual Amortization	$9,253	$12,068	$11,619	$10,613	$10,472	$32,858	$86,883
*Excluding the three months ended March 31, 2024

As of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$6,671	$18,106	7.9
Covenant not to compete and other contracts	946	714	427	132	45	6	2,270	3.4
Customer Relationships	1,234	1,104	981	797	764	10,564	15,444	17.7
Patent and Trademarks	316	316	316	315	300	164	1,727	5.8
Developed Technology & Software	7,785	7,785	7,745	7,210	7,046	6,117	43,688	5.7
Trade Names amortized	77	77	77	77	63	27	398	5.3
Trade Names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	1,882	1,882	—
Total Annual Amortization	$12,645	$12,283	$11,833	$10,818	$10,505	$32,531	$90,615
Total intangible asset amortization expense was $3.2 million and $3.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.
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
In 2021, the Organization for Economic Co-operation and Development ("OECD") announced an inclusive framework on base erosion and profit shifting including Pillar Two Model Rules defining the global minimum tax, which calls for taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to support certain components of Pillar Two Model Rules beginning 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. The model rules provide a framework for applying the minimum tax, countries may enact Pillar Two Model Rules slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two Model Rules. On a long-term basis, we will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in all countries applicable to us. For 2024, we expect that we will meet one or more transactional safe harbor rules, and as such, we do not believe Pillar Two model will have an impact on our annual effective tax rate for the year ending December 31, 2024.
We recorded an income tax expense (benefit) of $(1.9) million, or an effective tax rate of (52.6)%, for the three months ended March 31, 2024 and $1.1 million, or an effective tax rate of (8.6)% for the three months ended March 31, 2023. The income tax rates for the three months ended March 31, 2024 diverge from the federal statutory rate due to (i) effects of state income taxes ; (ii) officer's compensation limitations; (iii) partial valuation allowance on losses in foreign jurisdictions, partially offset by (iv) excess tax benefits attributable to share based compensation; and (v) noncontrolling interests from controlled partnerships.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our consolidated balance sheets. Finance leases are included in property and equipment, current finance lease liability, and long-term finance lease liability in our consolidated balance sheets.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of March 31, 2024. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
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
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in other comprehensive income (loss). The components of other comprehensive income (loss) for the three months ended March 31, 2024 and March 31, 2023 are included in the consolidated statements of comprehensive income (loss).
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
DERIVATIVE INSTRUMENTS - In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500.0 million, consisting of two agreements of $50.0 million each and two agreements of $200.0 million each. The 2019 Swaps will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They matured in October 2023 for the smaller notional and will mature in October 2025 for the larger notional. Under these arrangements, we arranged the 2019 Swaps with locked in 1 month Term SOFR rates at 1.89% for the $100.0 million notional and at 1.98% for the $400.0 million notional. As of the effective date, we are liable for premium payments if interest rates decline below arranged rates, but will receive interest payments if rates are above the arranged rates.
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of comprehensive gain or loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400.0 million notional interest rate swap contract locked in at 1.98% due October 2025 and our $100.0 million notional interest rate swap contract locked in at 1.89% do not match the cash flows for our Term

Loans (the “Barclays Term Loans”) under our Second Amended and Restated First Lien Credit and Guaranty Agreement with Barclays (the “Restated Credit Agreement”), and so we have determined that they are not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400.0 million notional and after July 1, 2020 for the $100.0 million notional are being recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount was amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million through October 2025.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive income (loss) of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2024
Account	December 31, 2023 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes	March 31, 2024 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(11,625)	$—	$739	$(10,886)	Equity
A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2024
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of loss recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$1,216	Other income (expense)	$(739)	Interest Expense

See Fair Value Measurements section below for the fair value of the 2019 Swaps at March 31, 2024.
CONTINGENT CONSIDERATION -
Heart and Lung Imaging Limited
On November 1, 2022, we completed our acquisition of 75% of the equity interests of Heart and Lung Imaging Limited. The purchase included up to $10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims, which will be adjusted to fair value in subsequent periods. The milestone contingency had a value of approximately $4.2 million as of March 31, 2024. The contingent consideration is determined by the achievement of a specific number of physician reads. On September 20, 2023, we settled a milestone contingent liability by issuing 56,600 shares of our common stock at an ascribed value of $1.6 million and cash of $1.8 million. On December 12, 2023, we settled a milestone contingent liability by issuing 64,569 shares of our common stock at an ascribed value of $2.3 million and cash of $2.1 million. On March 27, 2024, we partially settled a milestone contingent liability by issuing 95,019 shares of our common stock at an ascribed value of $4.6 million. Subsequently on April 1, 2024, we settled the remaining milestone contingent liability in cash of $3.6 million.
A tabular rollforward of contingent consideration is as follows (amounts in thousands):

For the three months ended March 31, 2024
Entity	Account	December 31, 2023 Balance	Settlement of contingent consideration	Change in valuation of Contingent Consideration	Currency Translation	March 31, 2024 Balance
Heart and Lung Limited	Accrued Expenses	6,879	$(4,607)	$1,060	$914	$4,246

See Fair Value Measurements section below for the fair value of contingent consideration at March 31, 2024.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$16,334	$—	$16,334

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$15,118	$—	$15,118
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
Contingent Consideration:
The table below summarizes the estimated fair values of contingencies and holdback relating to our Heart and Lung Imaging Limited acquisition on November 1, 2022 that are subject to fair value measurements and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Accrued expenses:liabilities
Heart and Lung Imaging Limited	$—	$—	$4,246	$4,246

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
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$822,884	$—	$822,884	$821,187

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$824,759	$—	$824,759	$823,063

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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to RadNet, Inc.'s common stockholders	$(2,779)	$(21,005)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	69,307,078	57,701,439
Basic and diluted net loss per share attributable to RadNet, Inc.'s common stockholders	$(0.04)	$(0.36)

Earnings per share disclosures:
Fair value change for contingently issuable shares excluded from the computation of diluted per share amounts as its effect would be antidilutive	$—	$769

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	699,721	594,758
Shares issuable upon the exercise of stock options	863,792	750,075
Weighted average shares for which the exercise price exceeds average market price of common stock	—	273,111

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of March 31, 2024, we have four equity investments for an aggregate of $9.2 million. No observable price changes or impairments in our investments were identified as of March 31, 2024.
INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2024.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2024 (in thousands):

Balance as of December 31, 2023	$92,710
Equity in earnings in these joint ventures	4,324
Distribution of earnings	—
Balance as of March 31, 2024	$97,034

We charged management service fees to the centers underlying these joint ventures of approximately $5.9 million and $4.2 million for the three months ended March 31, 2024 and 2023.
The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2024 and December 31, 2023 and income statement data for the three months ended March 31, 2024 and 2023 (in thousands):

Balance Sheet Data:	March 31, 2024	December 31, 2023
Current assets	$51,292	$39,819
Noncurrent assets	227,812	224,936
Current liabilities	(49,464)	(46,587)
Noncurrent liabilities	(74,075)	(70,834)
Total net assets	$155,565	$147,334

Income statement data for the three months ended March 31,	2024	2023
Net revenue	$61,208	$42,086
Net income	$5,810	$2,909

 Formation of majority owned subsidiary and sale of economic interest
On February 23, 2024, we formed Tri Valley Imaging Group, LLC ("TVIG"), a partnership with Providence Health System - Southern California ("PHS"). The operation offers multi-modality services out of seven locations in Southern California. On March 29, 2024, we contributed the operations of four centers to the enterprise and PHS contributed a business comprising three centers included $0.5 million fixed assets, $0.1 million in equipment and $6.5 million in goodwill. Simultaneously, PHS purchased from us an additional economic interest in TVIG for cash payment of $9.6 million. As a result of the transaction, we recognized a gain of $7.6 million to additional paid in capital and retained a 52% controlling economic interest in TVIG and PHS retains and $7.8 million or 48% noncontrolling economic interest in TVIG.

Joint venture investment contribution
In determining the fair value of the imaging centers contributed to TVIG, we used an income approach which is considered a level 3 valuation technique. See Fair Value Measurements above for further detail on the valuation hierarchy. Key assumptions used in measuring the fair value are financial forecasts and a discount rate. We also utilized the cash paid for an additional interest in the joint venture to substantiate the fair value of the contributed assets.
NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS
Recently Issued Accounting Pronouncements

We monitor new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") and do not believe any accounting pronouncements issued through the date of this report will have a material impact on our financial statements.

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment
During the three months ended March 31, 2024, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California market. These acquisitions are reported as part of our Imaging Center segment. We made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities

Grossman Imaging Center of CMH, LLC*	3/31/2024	10,500	1,178	6,404	9,016	250	56	(6,404)
Providence Health System - Southern California*	3/31/2024	$7,096	643	3,441	6,453	—	—	(3,441)
Antelope Valley Outpatient Imaging*	2/1/2024	$3,530	2,794	563	687	50	—	(563)
Total		21,126	4,614	10,408	16,156	300	56	(10,408)
*The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2024, fair value determination is preliminary and subject to change.

NOTE 5 – SEGMENT REPORTING

In the first quarter of 2024, we revised our reportable segments to combine our eRad business, which was included in the Imaging Center segment, with our AI segment to form a new Digital Health reportable segment. Prior period amounts were adjusted retrospectively to reflect the change in reportable segment.

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
Digital Health
Our Digital Health segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with an emphasis on brain, breast, prostate, and pulmonary diagnostics. Included in the segment is our eRad subsidiary, which designs the underlying critical scheduling, data storage and retrieval systems necessary for imaging center operation.
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

	Three Months Ended March 31, 2024
	Imaging Centers	Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$423,209	$8,498	$—	$431,707
Intersegment	—	6,163	(6,163)	—
Total revenue	$423,209	$14,661	$(6,163)	$431,707

	Three months ended March 31, 2023
	Imaging Centers	Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$385,251	$5,313	$—	$390,564
Intersegment	—	5,764	(5,764)	—
Total revenue	$385,251	$11,077	$(5,764)	$390,564

The table below presents segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Three months ended March 31,
	2024	2023
Revenue:
Imaging Centers	$417,046	$379,487
Digital Health	14,661	11,077
Total revenue	$431,707	$390,564

Cost of Operations
Imaging Centers	$372,305	$340,151
Digital Health	15,284	11,714
Total cost of operations	$387,589	$351,865

Depreciation and Amortization:
Imaging Centers	$29,974	$29,448
Digital Health	2,394	1,867
Total depreciation and amortization	$32,368	$31,315

(Gain) Loss on Disposal of Equipment:
Imaging Centers	$188	$577
Digital Health	(2)	2
Total loss on disposal of equipment	$186	$579

Severance
Imaging Centers	$225	$122
Digital Health	—	12
Total severance	$225	$134

Income (Loss) from Operations
Imaging Centers	$14,354	$9,189
Digital Health	(3,015)	(2,518)
Total income from operations	$11,339	$6,671

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE
As of March 31, 2024 and December 31, 2023 our term loan debt and other obligations are as follows (in thousands):

	March 31, 2024	December 31, 2023
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$678,687	$678,687
Discount on Barclays Term Loans	(8,519)	(9,041)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	142,500	144,375
Discount on Truist Term Loan Agreement	(924)	(990)
Equipment notes payable at 6.0% to 6.7%, due through 2029, collateralized by medical equipment	22,900	17,011
Total debt obligations	834,644	830,042
Less: current portion	(20,202)	(17,974)
Long term portion of debt obligations	$814,442	$812,068
We had no outstanding balance under our $195.0 million Barclays Revolving Credit Facility at March 31, 2024 and have reserved $7.6 million for certain letters of credit. The remaining $187.4 million of our Barclays Revolving Credit Facility was available to draw upon as of March 31, 2024. We also had no balance under our $50.0 million Truist Revolving Credit Facility related to our consolidated subsidiary NJIN at March 31, 2024, with no letters of credit reserved against the facility, the full amount was available to draw upon. At March 31, 2024, we were in compliance with all covenants under our credit facilities. On January 15, 2024 and February 1, 2023, we issued promissory notes in the amount of $6.9 million and $19.8 million, respectively, to acquire radiology equipment previously leased under operating leases.
Secured Credit Facilities
Barclays Term Loans:

Through March 31, 2023, the Barclays Term Loans bore interest at either a Eurodollar Rate or an Alternate Base Rate (in each case, as defined in the Restated Credit Agreement), plus an applicable margin. The applicable margin for Eurodollar Rate and Alternate Base Rate First Lien Term Loans under the Restated Credit Agreement was 3.00% and 2.00%, respectively, with an effective Eurodollar Rate and the Alternate Base Rate of 4.63% and 8.00%, respectively.

Effective March 31, 2023, the Barclays credit agreement was amended so that the term loan bears interest either at a SOFR or Alternative Base Rate (in each such case, as defined in the Barclays credit agreement) plus an applicable margin.The applicable margin for the SOFR and Alternate Base Rate is 3.00% and 2.00%, respectively. At March 31, 2024, we have an effective SOFR of 8.33%, with an applicable credit spread adjustment of 0.11448%, and an Alternate Base Rate of 10.5%, respectively.
The Barclays Restated Credit Agreement provides for quarterly payments of principal for the Barclays Term Loans in the amount of approximately $1.8 million. The Barclays Term Loans will mature on April 23, 2028 unless otherwise accelerated under the terms of the Barclays Restated Credit Agreement.

The Barclays credit agreement was amended after the period covered by this report. See Note 8, Subsequent Events, below.
Truist Term Loan:
The Truist Term Loan currently bears interest at a three month SOFR election of 5.33% plus an applicable margin and fees based on based a leverage ratio. At March 31, 2024 the applicable margin was 1.75%.
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

Barclays Revolving Credit Facility

The Barclays revolving credit facility is a $195.0 million senior secured revolving credit facility. At March 31, 2024, we had no borrowings under the Barclays revolving credit facility. Associated with the Barclays revolving credit facility is deferred financing costs, net of accumulated amortization, of $1.0 million at March 31, 2024.

Amounts borrowed under the Barclays revolving credit facility bear interest at either a SOFR or an Alternate Base Rate (in each case, as defined in the Barclays credit agreement) plus an applicable margin which adjusts depending on our first lien net leverage ratio. As of March 31, 2024, the effective interest rate payable on revolving loans under the Barclays revolving credit facility was 10.50%.

For letters of credit issued under the Barclays revolving credit facility, letter of credit fees accrue at the applicable margin for SOFR revolving loans which is currently 3.00% and fronting fees accrue at 0.125% per annum, in each case on the average aggregate daily maximum amount available to be drawn under all letters of credit issued under the Barclays credit agreement. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays revolving credit facility.

The Barclays credit agreement was amended after the period covered by this report. See Note 8, Subsequent Events, below.

Truist Revolving Credit Facility:

Associated with the Truist Revolving Credit Facility of $50.0 million are deferred financing costs, net of accumulated amortization, of $0.5 million at March 31, 2024. As of March 31, 2024, NJIN had no borrowings under the Truist Revolving Credit Facility.

Amounts borrowed under the Truist revolving credit facility bear interest at either a base rate plus an applicable margin which adjusts depending on our leverage ratio. The Truist Revolving Credit Facility bears interest with different margins based on types of borrowings and pricing level.

The Truist revolving credit facility terminates on October 7, 2027, unless otherwise accelerated under the terms of the Truist credit agreement.
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
The following summarizes all of our option transactions for the three months ended March 31, 2024:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2023	911,411	$16.60
Granted	—	—
Exercised	(1,000)	6.30
Balance, March 31, 2024	910,411	16.61	5.93	$29,178,798
Exercisable at March 31, 2024	789,112	15.83	5.53	25,907,138

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2024 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2024. As of March 31, 2024, total unrecognized stock-based compensation expense related to non-vested employee awards was $1.1 million, which is expected to be recognized over a weighted average period of approximately 0.88 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of March 31, 2024, total unrecognized stock based compensation expense related to non-vested DeepHealth options was insignificant.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance December 31, 2023	79,073	$—
Exercised	(4,393)	—
Balance, March 31, 2024	74,680	—	5.5	$3,633,929
Exercisable at March 31, 2024	74,680	—	5.5	3,633,929
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA's and RSU's activities during the three months ended March 31, 2024:

	RSAs and RSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs and RSUs unvested at December 31, 2023	762,083		$22.13
Changes during the period
Granted	762,561		$35.91
Vested	(824,374)		$27.85
Forfeited or Canceled	(549)		$20.00
RSAs and RSUs unvested at March 31, 2024	699,721	2.09	$29.96
We determine the fair value of all RSAs and RSUs based on the closing price of our common stock on the award date.
Performance based stock units ("PSUs")
In January 2023, we granted certain employees PSUs with a target award of 60,685 shares of our common stock. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2023 through December 31, 2023. In March of 2024, based on the performance condition achieved, the board of directors issued 121,370 units with a fair value of $18.64 per unit.
Performance based stock options ("PSOs")
In January 2023, we granted certain employees PSOs with a potential to option a maximum of 235,227 shares of our common stock. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 235,227 shares) depending upon the extent to which we achieve a performance condition as determined the board of directors over the period from January 1, 2023 through December 31, 2023. In March

2024, based on the performance condition achieved, the board of directors issued 235,227 options with a strike price of $18.64 per share.
Restated Plan summary
In summary, of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2024, there remain approximately 3,323,670 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS
Houston Medical Imaging, LLC

On February 16, 2024, we entered into an agreement to acquire Houston Medical Imaging, LLC for a purchase consideration of approximately $29.0 million. Houston Medical Imaging consists of seven multi-modality imaging centers located in Houston, Texas. We expect to close the acquisition in the second quarter of 2024.
U.S. Imaging, Inc.
On February 26, 2024 we entered into an agreement to acquire U.S. Imaging, Inc. for a purchase consideration of approximately $4.2 million. U.S. Imaging, Inc consists of eight multi-modality imaging centers located in Texas. We expect to close the acquisition in the second quarter of 2024.
Refinancing of Barclays Credit Facilities:

On April 18, 2024, we entered into a Third Amended and Restated First Lien Credit and Guaranty Agreement (the “Third Restated Credit Agreement”), with Barclays Bank Plc and the lenders and financial institutions named therein, which provides for $875.0 million of senior secured term loans and a $282.0 million senior secured revolving credit facility. The proceeds of the loans are being used to refinance the outstanding $678.7 million of term loans outstanding under the prior credit facility along with accrued interest through the date of closing, to pay fees and expenses associated with the refinancing transaction.

The key terms of the Third Restated Credit Agreement are:

•Interest Rates. The interest rate on the term loan is either, at our election, (i) Term SOFR plus 2.5% or (ii) the prime rate plus 1.5%. The interest rate on the revolving credit facility is either (i) Term SOFR plus 3% or (ii) the prime rate plus 2% (with step-downs based on attainment of certain first lien net leverage ratio benchmarks).

•Maturity. The maturity date for the term loan is April 18, 2031 and the maturity date is April 18, 2029 for the revolving credit facility.

•Payments. Under the Restated Credit Agreement, we are required to make quarterly payments of principal on the term loan in the amount of approximately $2.2 million.
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (SEC) on February 29, 2024.
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

•expected timing and potential impact of regulatory changes affecting our business;
•expected future market acceptance for our products or services, and our competitive strengths in the markets we serve;
•our ability to successfully acquire and integrate new businesses, and achieve expected benefits, synergies or operating results from those acquisitions; and

•economics and cost savings anticipated to be derived from our investments in artificial intelligence and machine learning products and solutions.
Forward-looking statements are neither historical facts nor assurances of future performance. Because forward-looking statements relate to the future, they are inherently subject to known and unknown risks, uncertainties and other factors that are difficult to predict and out of our control. Our actual results, level of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied in our forward-looking statements include the factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 as supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
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

Overview
We are a national provider of diagnostic imaging services in the United States. At March 31, 2024, we operated directly or indirectly through joint ventures with hospitals, 375 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Internationally, our subsidiary Heart and Lung Imaging LLC, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.
In addition to our imaging business, we have established a Digital Health business segment for our 2024 fiscal year, which combines our former Artificial Intelligence (“AI”) business segment with our eRad, Inc. business. Prior period amounts have been adjusted retrospectively to reflect the change in reportable segment.

RadNet’s digital health segment develops and delivers AI-powered health informatics solutions to drive quality, efficiency, and outcomes in imaging and radiology. The portfolio of software solutions are anchored by eRad, Inc.'s RIS/PACS, informatics designed specifically for outpatient radiology and DeepHealth OS, a cloud-native operating system that helps operate all aspects of the radiology service line. DeepHealth OS addresses challenges across the entire value chain from scheduling and patient preparation to technologist workflow to interpretation and referral management.
Our current AI focus for clinical workflows is to develop solutions that employ machine learning to assist radiologists and other clinicians in interpreting images and improving radiologist efficiency and patient care, initially in the fields of screening for breast, prostate, lung and colon cancers. Our DeepHealth, Inc. subsidiary has received FDA clearance for use of its SaigeQ ”triage”/workflow product, SaigeDX advanced diagnostic product and Saige-Density breast density assessment software for screening breast mammography, which we have begun to roll out in certain markets as an Enhanced Breast Cancer Detection solution. Our Aidence subsidiary is focused on developing solutions for interpretation of chest and lung CT scans for lung cancer screening. It has received the CE mark for its solution and has existing customers in seven European countries, with its largest concentration in the United Kingdom, and plans to submit an application for FDA clearance to sell in the United States. Our Quantib subsidiary is primarily focused on interpretation of prostate MRI for widespread prostate cancer screening. Quantib’s prostate MRI post-processing software has both FDA clearances and European CE marking. The digital health segment provides these solutions to RadNet and to over 400 customers in the United States, Europe, and Israel.
Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our financial statements included in this report.
Recent Developments
The following table shows our imaging centers in operation and revenues for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Centers in operation	375	363
Net revenues (millions)	$432	$391

Our revenue is derived from a diverse mix of payors, including private, managed care capitated and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three months ended March 31, 2024 and 2023 is summarized in the following table (in thousands):

	Three Months Ended March 31,
Payor	2024	2023
Commercial insurance	$240,628	$213,061
Medicare	93,525	84,970
Medicaid	10,887	9,959
Workers' compensation/personal injury	11,794	12,433
Other patient revenue	11,470	9,559
Management fee revenue	5,908	4,248
Heart and lung	3,921	1,813
Other	4,395	5,300
Revenue under capitation arrangements	34,518	38,144
Imaging Center Segment Revenue	417,046	379,487
Digital Health Segment Revenue	14,661	11,077
Total service revenue	431,707	$390,564

Acquisitions and Joint Venture Activity
The following discussion summarizes certain details concerning our acquisition or disposition of imaging centers, and our joint venture transaction. See Note 4, Business Combinations and Related Activity and Note 2, Summary of Significant Accounting Policies to our financial statements included in this report for further information.
Acquisitions
During the three months ended March 31, 2024, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California market. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
Grossman Imaging Center of CMH, LLC*	3/31/2024	10,500	1,178	6,404	9,016	250	56	(6,404)
Providence Health System - Southern California*	3/31/2024	7,096	643	3,441	6,453	—	—	(3,441)
Antelope Valley Outpatient Imaging*	2/1/2024	3,530	2,794	563	687	50	—	(563)
Total		21,126	4,614	10,408	16,156	300	56	(10,408)

Joint Venture Activity
At March 31, 2024, 36% of our centers were operating as joint ventures with large health care providers. We have 24 joint ventures with hospital and health system partners. Notable joint venture relationships include MemorialCare (25 centers), RWJ Barnabas (33 Centers), Cedars Sinai (15 centers), Dignity Health (25 centers), and MedStar Health System (5 centers). We manage the day to day operations for these joint ventures and perform most management services in exchange for a management fee.
The following table summarizes our investment in joint ventures as of March 31, 2024 (in thousands):

Balance as of December 31, 2023	$92,710
Equity in earnings in these joint ventures	4,324
Distribution of earnings	—
Equity contributions in existing joint ventures	—
Balance as of March 31, 2024	$97,034
We charged management service fees from the centers underlying these joint ventures of approximately $5.9 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes key balance sheet data for these joint ventures as of March 31, 2024 and December 31, 2023 and income statement data for the three months ended March 31, 2024 and 2023 (in thousands):

Balance Sheet Data:	March 31, 2024	December 31, 2023
Current assets	$51,292	$39,819
Noncurrent assets	227,812	224,936
Current liabilities	(49,464)	(46,587)
Noncurrent liabilities	(74,075)	(70,834)
Total net assets	$155,565	$147,334

Income statement data for the three months ended March 31,	2024	2023
Net revenue	$61,208	$42,086
Net income	$5,810	$2,909
Critical Accounting Policies
The Securities and Exchange Commission defines critical accounting estimates as those that (a) are most important to the portrayal of a company’s financial condition and results of operations and (b) require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our financial statements included in this report and in our annual report on Form 10-K for the year ended December 31, 2023, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.
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
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended March 31, 2024.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended March 31, 2024.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at March 31, 2024 totaled $694.3 million. Indefinite Lived Intangible Assets at March 31, 2024 were $20.2 million and are associated with the value of certain trade name intangibles and in process research and development (IPR&D). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.
Our annual test of goodwill, trade name noted no impairment as of October 1, 2023, and we have not identified any other indicators of impairment through March 31, 2024.

Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.

Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Imaging Center Segment
We have developed our medical imaging centers segment through a combination of organic growth, equity investments, acquisitions and joint venture formations. In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2024 through March 31, 2024. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2024 through March 31, 2024.
Total Revenue

In Thousands	Three Months Ended March 31,
Revenue	2024	2023	$ Increase/(Decrease)	% Change
Total Revenue	$417,046	$379,487	$37,559	9.9%
Same Center Revenue	$376,655	$348,240	$28,415	8.2%
Excluded	$40,391	$31,247	—	—
Our 8.2% increase in same center revenue over the same period last year was driven by same center total procedure volume growth of 1.6% which was comprised of a 0.5% increase in routine imaging and a 5.1% increase in advanced modality imaging procedures. The balance of increase related to product mix, as advanced imaging was a greater portion of overall procedures, as well as increases in rates charged for imaging procedures.

Operating Expenses

Total operating expenses for the three months ended March 31, 2024 increased approximately $32.4 million, or 8.7%, from $370.3 million for the three months ended March 31, 2023 to $402.7 million for the three months ended March 31, 2024. The following table sets forth a breakdown of our cost of operations and total operating expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Salaries and professional reading fees, excluding stock-based compensation	$244,716	$214,656
Stock-based compensation	11,070	11,529
Building and equipment rental	28,827	28,887
Medical supplies	21,955	20,134
Other operating expenses *	65,737	64,945
Cost of operations	372,305	340,151

Depreciation and amortization	29,974	29,448
Loss on sale and disposal of equipment	188	577
Severance costs	225	122
Total operating expenses	$402,692	$370,298
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended March 31, 2024 and 2023 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended March 31,
Salaries and Professional Fees	2024	2023	$ Increase/(Decrease)	% Change
Total Salaries	$244,716	$214,656	$30,060	14.0%
Same Center Salaries	$228,105	$201,280	$26,825	13.3%
Excluded	$16,611	$13,376	—	—

Consistent with the higher procedure volumes noted above, our staffing levels were adjusted to support the influx of patients seeking radiology procedures. We are continuing to face inflation in employee wage rates as we compete for talent in a tight labor market.
Stock-based compensation

Stock-based compensation for the three months ended March 31, 2024 decreased approximately $0.5 million, or 4.0%, from $11.5 million for the three months ended March 31, 2023 to $11.1 million for the three months ended March 31, 2024. The decrease is primarily a result of a smaller number of shares granted in the first quarter of 2024, partially offset by higher fair value of stock awards granted and vested in the first quarter of 2024.

Building and equipment rental

In Thousands	Three Months Ended March 31,
Building & Equipment Rental	2024	2023	$ Increase/(Decrease)	% Change
Total	$28,827	$28,887	$(60)	(0.2)%
Same Center	$25,200	$25,377	$(177)	(0.7)%
Excluded Sites	$3,627	$3,510	—	—

The decrease in building and equipment rental expense relates to reduced equipment rental relating to operating lease contracts which ended or were bought out during 2023.
Medical supplies

In Thousands	Three Months Ended March 31,
Medical Supplies Expense	2024	2023	$ Increase/(Decrease)	% Change
Total	$21,955	$20,134	$1,821	9.0%
Same Center	$20,172	$18,520	$1,652	8.9%
Excluded Sites	$1,783	$1,614	—	—

The increase in medical supplies expense was consistent with our higher patient volume and product shift towards more advanced imaging modalities.
Other operating expenses

In Thousands	Three Months Ended March 31,
Other Operating Expenses	2024	2023	$ Increase/(Decrease)	% Change
Total	$65,737	$64,945	$792	1.2%
Same Center	$59,133	$59,756	$(623)	(1.0)%
Excluded Sites	$6,604	$5,189	—	—

Other operating expenses was relatively unchanged compared to the same period in the prior year and lower as a percentage of overall revenues.

Additional segment operating and non-operating expenses

In Thousands	Three Months Ended March 31,
	2024	2023	$ Increase/(Decrease)	% Change
Depreciation and amortization	$29,974	$29,448	$526	1.8%
Loss on disposal of equipment and other	$188	$577	$(389)	(67.4)%
Non-cash change in fair value of interest rate hedge	($1,216)	$4,093	(5,309)	(129.7)%
Other expenses (income)	($4,434)	$17	(4,451)	(26182.4)%
Severance	$225	$122	103	84.2%
The fair value of the 2019 swaps at March 31, 2024 was a net asset of $16.3 million compared to a net asset of $15.1 million December 31, 2023, resulting in a gain of $1.2 million during the three months ended March 31, 2024, which increased the Company’s tax provision by $0.2 million. The change in fair value related to reduced expectations that market interest rates would decrease during the remaining term of the 2019 swaps.
Other income for the three months ended March 31, 2024 included money market interest income of $4.4 million.

Interest expense

In Thousands	Three Months Ended March 31,
Interest Expense	2024	2023	$ Increase/(Decrease)	% Change
Total Interest Expense	$16,267	$15,722	$545	3.5%
Interest related to derivatives*	(2,435)	(1,735)
Interest related to amortization**	748	746
Adjusted Interest Expense***	17,954	16,711	1,243	7.4%

*Includes payments from 2019 swaps
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other

The increase in interest expense was the result in the general increase in interest rates compared to the same period in the prior year, partially offset by payments from our 2019 swaps.

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

During the three months ended March 31, 2024, interest rates were above the arranged rates for most of the year and we received payment of $3.4 million in cash payments from our 2019 swap counterparties, which was reported a component of interest expense. See the Derivative Instruments section of Note 2, Summary of Significant Accounting Policies, in the notes accompanying in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures
For the three months ended March 31, 2024 and 2023 we recognized equity in earnings from unconsolidated joint ventures in the amount of $4.3 million and $1.4 million, respectively, an increase of $2.9 million or 202.8%. The increase was mainly due to the additional contribution made to SMIG in September 2023. SMIG operated at a net income for the three months ended March 31, 2024, which positively impacted our equity in earnings from unconsolidated joint ventures during the period.
Net income attributable to noncontrolling interests
At March 31, 2024, our consolidated subsidiaries operated 323 imaging centers of which 85 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At March 31, 2023, our consolidated subsidiaries included 324 centers of which 83 were not wholly-owned.
For the three months ended March 31, 2024, we recognized net income attributable to noncontrolling interests of $8.2 million versus $6.7 million for the three months ended March 31, 2023, an increase of $1.6 million. The increase in net income attributable to noncontrolling interests was primarily due to the formation of a new majority owned subsidiary, Los Angeles Imaging Group, LLC in September 2023. We contributed the operations of three centers to Los Angeles Group, LLC and Cedars-Sinai Medical Center contributed cash. Additionally, patient volumes for advanced modalities improved in 2024 and we closed two nonperforming centers in a majority owned subsidiary, Beach Imaging Group, LLC in December 2023.
As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health Segment which generated losses of $3.0 million for the three months ended March 31, 2024, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

Digital Health Segment

The breakdown of revenue and expenses of the segment for the three months ended March 31, 2024 and 2023 are as follows:

In Thousands	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Statement of Operations
Revenue	$14,661	$11,078	$3,583	32.3%
Salaries and Wages	5,259	6,984	(1,725)	(24.7)%
Stock Compensation	828	657	171	26.0%
Other operating	5,880	4,076	1,804	44.3%
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,315	—	3,315	—
Depreciation & Amort.	2,394	1,867	527	28.2%
Severance	—	12	(12)	(100.0)%
Total operating expenses	$17,676	$13,596	$4,080	30.0%
Loss from Operations	$(3,015)	$(2,518)	$(497)	19.7%
Other expense	1,499	1,416	83	5.9%
Loss before taxes	(4,514)	(3,934)	(580)	14.7%
Income taxes	$(828)	$536	$(1,364)	(254.5)%
Segment net loss	(3,686)	(4,470)	784	(17.5)%

Revenues for the digital health segment increased as a result of core growth in our eRad PICS business, the rollout in 2023 of our Deephealth OS, and continued rollout of our Enhanced Breast Cancer Detection solutions across additional facilities. The increase in operating expenses was primarily related to salary expense as we increased headcount in connection with the commercialization of our initial AI products. Our net loss for the segment was consistent with the prior year. We expect that our Digital Health segment will continue to generate net losses over the next several years.
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
The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Net income attributable to RadNet, Inc. common stockholders	$(2,779)	$(21,005)
Income taxes	(1,864)	1,135
Interest expense	16,267	15,722
Severance costs	225	134
Depreciation and amortization	32,368	31,315
Non-cash employee stock-based compensation	11,897	12,185
(Gain) loss on sale and disposal of equipment and other	186	579
Non-cash change in fair value of interest rate hedge	(1,216)	4,093
Other expenses	(2,934)	1,432
Non-cash change to contingent consideration	1,974	—
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,315	—
Acquisition related non-cash intangible adjustment	—	1,616
Non operational rent expenses	1,023	959
Adjusted EBITDA - Total Company	$58,462	$48,165

Adjusted EBITDA - Digital Health Segment	3,520	20
Adjusted EBITDA - Imaging Center	$54,942	$48,145

The following table is a reconciliation of GAAP net income for our Digital Health Segment to Adjusted EBITDA for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Segment net loss	$(3,686)	$(4,470)
Stock Compensation	828	657
Depreciation & Amortization	2,394	1,867
Other operating loss	1,499	1,416
Other (income) expense	(2)	2
Severance	—	12
Income taxes	(828)	536
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,315	—
Adjusted EBITDA - Digital Health Segment	$3,520	$20

Liquidity and Capital Resources

We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future.

Our principal capital requirements are for the initial start-up and development of new diagnostic imaging centers, the acquisition of additional centers and the acquisition of new diagnostic imaging equipment. On a continuing basis, we evaluate various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior secured credit facilities or through new equity or debt issuances.

We and our subsidiaries or affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

The following table summarizes key balance sheet data related to our liquidity as of March 31, 2024 and December 31, 2023 and income statement data for the three months ended March 31, 2024 and 2023 (in thousands):

Balance Sheet Data:	March 31, 2024	December 31, 2023
Cash and cash equivalents	$526,980	$342,570
Accounts receivable	189,572	163,707
Working capital (exclusive of current operating lease liabilities)	426,079	197,805
Stockholders' equity	1,077,325	813,359

Income statement data for the three months ended March 31,	2024	2023
Total net revenue	$431,707	$390,564
Net income attributable to RadNet common stockholders	(2,779)	(21,005)

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the three months ended March 31, 2024 and 2023 (in thousands):

Cash Flow Data	March 31, 2024	March 31, 2023
Cash provided by (used in) operating activities	$17,085	$32,616
Cash provided by (used in) investing activities	(60,937)	(65,556)
Cash provided by (used in) financing activities	228,298	(3,821)
Cash provided by operating activities for the three months ended March 31, 2024 decreased by $15.5 million compared to March 31, 2023 primarily driven by the timing of payments, as a $17.8 million increase in net income was offset by a $51.7 million change in assets and liabilities, primarily related to a pay down of accounts receivable and accrued expenses.

Cash used in investing activities for the three months ended March 31, 2024 decreased from March 31, 2023 by $4.6 million. Purchases of imaging centers during the period was $3.5 million, a $6.1 million decrease from the prior period. Capital expenditures for property and equipment during the period was $57.4 million, a $1.5 million increase from the prior period.

Cash provided by financing activities for the three months ended March 31, 2024 related primarily to a secondary public offering of our common stock, offset by payments including prepayments on our term loan, and payments of contingent consideration on recent acquisition transactions. In March 2024, we completed a public offering of 5,232,500 shares of our common stock, which included 682,500 shares sold pursuant to an underwriters overallotment option, at a price to the public of $44.00 per share, resulting in net proceeds after underwriting discounts, commissions, and expenses of $218.3 million. Additional cash provided by financing activities included $8.7 million received from sale of economic interest in majority owned subsidiary and a $4.2 million contribution from noncontrolling partners.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with Truist Bank. Our condensed consolidated balance sheets at March 31, 2024 include $821.2 million of total term loan debt (exclusive of unamortized discounts of $10.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loan	$678,687	$(8,519)	$670,168
Truist Term Loan	142,500	(924)	141,576
Total Term Loans	$821,187	$(9,443)	$811,744

At March 31, 2024, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $7.6 million, we had $187.4 million available for borrowing under our Barclays revolving credit facility and $50.0 million available under our Truist revolving credit facility.

On April 18, 2024, after the period covered by this report, we refinanced our Barclays term loan and credit facility, replacing the prior facility with an $875.0 million term loan and a $282.0 million revolving credit facility. The refinance transaction reduced out interest rates on the Barclays term loan and revolving credit facility and extended the maturity date for the term loan to April 18, 2031 and for the revolving credit facility to April 18, 2029. The new term loan calls for quarterly principal payments of $2.2 million, compared to $1.8 million under the prior credit facility. After paying off the balance on the prior facility, payment of accrued interest through the closing of the refinance transaction, and payment of transaction fees and expenses, we added approximately $167.9 million in cash to the balance sheet. Please see Note 6, Credit Facilities and Notes Payable in the notes to financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk:
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Pound Sterling, Euro, Canadian Dollar and Hungarian Forint. We provide radiological services in the United Kingdom, conduct Artificial Intelligence operations in the Netherlands, and maintain research and development centers in Canada and Hungary. We do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2024, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.3 million in operating expenses.

Interest Rate Sensitivity:
Our debt instruments including borrowings under our Barclays term loan and revolving credit facility and our Truist term loan and revolving credit facility bear interest at variable rates. Accordingly, our interest expense and consequently, our earnings, are affected by changes in short term interest rates. We purchased the 2019 swaps to mitigate interest rate risk on a portion of our outstanding term loan debt as described below.
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the Barclays Term Loans. At March 31, 2024, after giving effect to the $400 million notional amount of our 2019 swaps we had $278.7 million outstanding subject to a SOFR election and our effective rate plus applicable margin was 8.57%. A hypothetical 1% increase in the SOFR rates under the Barclay's credit facility would result in an increase of $1.2 million in annual interest expense and a corresponding decrease in income before taxes. The 2019 Swaps secure a 1 month Term SOFR rate of 1.98% for the $400 million notional amount.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist credit facility. At March 31, 2024, we had $142.5 million outstanding subject to an adjusted SOFR election on the Truist term loan. At March 31, 2024, our effective SOFR rate plus applicable margin was 6.93%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist credit facility would result in an increase of approximately $1.4 million in annual interest expense and a corresponding decrease in income before taxes.

ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2024. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings
From time to time we are engaged legal proceedings that arise in the ordinary course of our business. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.

ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our annual report on Form 10-K for the year ended December 31, 2023. The risks described in our annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On March 27, 2024, we issued 95,019 shares of common stock to settle a milestone contingent liability as part of our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $4.6 million. The shares were issued without registration on the basis of the exemption for private placements provided by Section 4(a)(2) under the Securities Act.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
ITEM 6. Exhibits

Exhibit Number	Description

10.1	Amendment to Employment Agreement dated January 1, 2024 with Howard G. Berger, M.D. (incorporated by reference to Exhibit 10.9 filed with Form 10-K on February 29, 2024).

10.2	Amendment to Employment Agreement dated January 1, 2024 with Mark D. Stolper (incorporated by reference to Exhibit 10.11 filed with Form 10-K on February 29, 2024).

10.3	Amendment to Employment Agreement dated January 1, 2024 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.13 filed with Form 10-K on February 29, 2024).

10.4	Amendment to Employment Agreement dated January 1, 2024 with Norman R. Hames (incorporated by reference to Exhibit 10.15 filed with Form 10-K on February 29, 2024).

10.5	Amendment to Employment Agreement dated January 1, 2024 with Mital Patel (incorporated by reference to Exhibit 10.17 filed with Form 10-K on February 29, 2024).

10.6	Amendment to Employment Agreement dated January 1, 2024 with David J. Katz (incorporated by reference to Exhibit 10.19 filed with Form 10-K on February 29, 2024).

10.7
Third Amended and Restated First Lien Credit and Guaranty Agreement, dated as of April 18, 2024, by and among RadNet Management, Inc., a California corporation, RadNet, Inc., a Delaware corporation, certain subsidiaries and affiliates of RadNet Management, Inc., as Guarantors, the Lenders and other financial institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 18, 2024).

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

RADNET, INC.
(Registrant)

Date: May 10, 2024	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)