Form 10-Q
period 2024-06-30
RadNet, Inc.
filed 2024-08-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on August 5, 2024 was 73,957,260 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$741,679	$342,570
Accounts receivable	195,288	163,707
Due from affiliates	29,221	25,342
Prepaid expenses and other current assets	38,536	47,657
Total current assets	1,004,724	579,276
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	652,882	604,401
Operating lease right-of-use assets	624,081	596,032
Total property, equipment and right-of-use assets	1,276,963	1,200,433
OTHER ASSETS
Goodwill	708,980	679,463
Other intangible assets	84,049	90,615
Deferred financing costs	2,505	1,643
Investment in joint ventures	100,844	92,710
Deposits and other	51,358	46,333
Total assets	$3,229,423	$2,690,473
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$353,898	$342,940
Due to affiliates	32,375	15,910
Deferred revenue	4,462	4,647
Current operating lease liability	59,251	55,981
Current portion of notes payable	24,215	17,974
Total current liabilities	474,201	437,452
LONG-TERM LIABILITIES
Long-term operating lease liability	632,385	605,097
Notes payable, net of current portion	1,002,392	812,068
Deferred tax liability, net	17,471	15,776
Other non-current liabilities	10,134	6,721
Total liabilities	2,136,583	1,877,114
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 73,968,042 and 67,956,318 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in-capital	974,355	722,750
Accumulated other comprehensive loss	(8,057)	(12,484)
Accumulated deficit	(85,339)	(79,578)
Total RadNet, Inc.'s Stockholders' equity:	880,966	630,695
Noncontrolling interests	211,874	182,664
Total equity	1,092,840	813,359
Total liabilities and equity	$3,229,423	$2,690,473

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Service fee revenue	$422,745	$363,918	$819,934	$716,338
Revenue under capitation arrangements	36,969	39,797	71,487	77,941
Total service revenue	459,714	403,715	891,421	794,279
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	389,724	345,147	777,313	697,012
Depreciation and amortization	34,475	32,180	66,843	63,495
Loss on sale and disposal of equipment and other	401	77	587	656
Severance costs	268	1,870	493	2,004
Total operating expenses	424,868	379,274	845,236	763,167
INCOME FROM OPERATIONS	34,846	24,441	46,185	31,112

OTHER INCOME AND EXPENSES
Interest expense	26,082	16,039	42,349	31,761
Equity in earnings of joint ventures	(3,389)	(1,423)	(7,713)	(2,851)
Non-cash change in fair value of interest rate hedge	1,890	(4,159)	674	(66)
Debt restructuring and extinguishment expenses	8,762	—	8,762	—
Other (income) expenses	(7,900)	40	(10,834)	1,472
Total other expense	25,445	10,497	33,238	30,316
INCOME BEFORE INCOME TAXES	9,401	13,944	12,947	796
(Provision for) benefit from for income taxes	(2,456)	614	(592)	(521)
NET INCOME	6,945	14,558	12,355	275
Net income attributable to noncontrolling interest	9,927	6,189	18,116	12,911
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(2,982)	$8,369	$(5,761)	$(12,636)

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.04)	$0.14	$(0.08)	$(0.21)

DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.04)	$0.12	$(0.08)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	73,419,124	59,880,803	71,795,080	59,221,453
Diluted	73,419,124	60,916,985	71,795,080	59,221,453
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$6,945	$14,558	$12,355	$275
Foreign currency translation adjustments	(631)	873	(2,829)	3,650
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	6,517	922	7,256	1,844
COMPREHENSIVE INCOME	12,831	16,353	16,782	5,769
Less comprehensive income attributable to noncontrolling interests	9,927	6,189	18,116	12,911
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,904	$10,164	$(1,334)	$(7,142)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended June 30, 2024 and June 30, 2023.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - MARCH 31, 2024	73,901,654	$7	$969,248	$(13,943)	$(82,357)	$872,955	$204,370	$1,077,325

Issuance of common stock upon exercise of options	59,306	—	359	—	—	359	—	359
Shares issued under the equity compensation plan	41,120	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	4,984	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,773	—	—	4,773	—	4,773
Forfeiture of restricted stock and share cancellation	(39,022)	—	(25)	—	—	(25)	—	(25)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,423)	(2,423)
Change in cumulative foreign currency translation adjustment	—	—	—	(631)	—	(631)	—	(631)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	6,517	—	6,517	—	6,517
Net (loss) income	—	—	—	—	(2,982)	(2,982)	9,927	6,945
BALANCE - JUNE 30, 2024	73,968,042	$7	$974,355	$(8,057)	$(85,339)	$880,966	$211,874	$1,092,840

BALANCE - MARCH 31, 2023	58,270,290	$6	$448,522	$(16,978)	$(103,628)	$327,922	$165,179	$493,101
Issuance of common stock under the equity compensation plan	538,185	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	5,612	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,870	—	—	4,870	—	4,870
Issuance of common stock, net of issuance costs	8,711,250	1	246,201	—	—	246,202	—	246,202
Issuance of common stock for sale of unregistered securities for acquisition	144,227	—	4,000	—	—	4,000	—	4,000
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,523)	(3,523)
Change in cumulative foreign currency translation adjustment	—	—	—	873	—	873	—	873
Change in fair value of cash flow hedge from prior periods reclassifed to earnings	—	—	—	922	—	922	—	922
Other	—	—	—	—	1	1	—	1
Net income	—	—	—	—	8,369	8,369	6,189	14,558
BALANCE - JUNE 30, 2023	67,669,564	$7	$703,593	$(15,183)	$(95,258)	$593,159	$167,845	$761,004

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the six months ended June 30, 2024 and June 30, 2023.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Radnet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2023	67,956,318	$7	$722,750	$(12,484)	$(79,578)	$630,695	$182,664	$813,359

Issuance of common stock upon exercise of options	60,605	—	367	—	—	367	—	367
Issuance of common stock under the equity compensation plan	657,887	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	9,377	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	16,679	—	—	16,679	—	16,679
Issuance of common stock	5,232,500	—	218,385	—	—	218,385	—	218,385
Issuance of common stock in connection with acquisitions	95,019	—	4,607	—	—	4,607	—	4,607
Forfeiture of restricted stock and share cancellation	(43,664)	—	(34)	—	—	(34)	—	(34)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,423)	(2,423)
Contributions from noncontrolling interests	—	—	11,601	—	—	11,601	—	11,601
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	—	—	—	—	13,517	13,517
Change in cumulative foreign currency translation adjustment	—	—	—	(2,829)	—	(2,829)	—	(2,829)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	7,256	—	7,256	—	7,256
Net (loss) income	—	—	—	—	(5,761)	(5,761)	18,116	12,355
BALANCE-JUNE 30, 2024	73,968,042	$7	$974,355	$(8,057)	$(85,339)	$880,966	$211,874	$1,092,840

BALANCE - DECEMBER 31, 2022	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452
Issuance of common stock upon exercise of options	5,000	—	51	—	—	51	—	51
Issuance of common stock under the equity compensation plan	1,065,877	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	20,085	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	17,055	—	—	17,055	—	17,055
Issuance of common stock	8,711,250	1	246,201	—	—	246,202	—	246,202
Issuance of common stock for sale of unregistered securities	144,227	—	4,000	—	—	4,000	—	4,000
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,523)	(3,523)
Change in cumulative foreign currency translation adjustment	—	—	—	3,650	—	3,650	—	3,650
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	1,844	—	1,844	—	1,844
Other	—	—	(2)	—	—	(2)	—	(2)
Net (loss) income	—	—	—	—	(12,636)	(12,636)	12,911	275
BALANCE-JUNE 30, 2023	67,669,564	$7	$703,593	$(15,183)	$(95,258)	$593,159	$167,845	$761,004

    The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,355	$275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,843	63,495
Noncash operating lease expense	30,006	31,601
Equity in earnings of joint ventures, net of dividends	(6,713)	6,096
Amortization of deferred financing costs and loan discount	1,541	1,494
Loss on sale and disposal of equipment	587	656
Loss on extinguishment of debt	2,080	—
Amortization of cash flow hedge, net of taxes	7,256	1,844
Non-cash change in fair value of interest rate hedge	674	(66)
Stock-based compensation	16,645	17,055
Change in fair value of contingent consideration	1,974	3,098
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(31,581)	(8,124)
Other current assets	5,242	4,703
Other assets	(5,553)	(6,590)
Deferred taxes	1,791	(2,249)
Operating leases	(27,707)	(28,582)
Deferred revenue	(185)	1,033
Accounts payable, accrued expenses and other	57,835	14,952
Net cash provided by operating activities	133,090	100,691
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions	(32,771)	(10,315)
Purchase of property and equipment and other	(104,095)	(95,380)
Proceeds from sale of equipment	9	73
Equity contributions in existing and purchase of interest in joint ventures	(1,421)	(288)
Net cash used in investing activities	(138,278)	(105,910)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(2,624)	(1,052)
Payments on Term Loan Debt	(682,438)	(7,376)
Proceeds from debt refinancing, net of issuing costs	863,869	—
Contribution from noncontrolling partners	4,169	—
Payments on contingent consideration	(3,614)	—
Distributions paid to noncontrolling interests	(2,423)	(3,523)
Proceeds from sale of economic interests in majority owned subsidiary, net of taxes	8,713	—
Proceeds from issuance of common stock	218,385	246,202
Proceeds from issuance of common stock upon exercise of options	367	51
Net cash provided by financing activities	404,404	234,302
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(107)	(266)
NET INCREASE IN CASH AND CASH EQUIVALENTS	399,109	228,817
CASH AND CASH EQUIVALENTS, beginning of period	342,570	127,834
CASH AND CASH EQUIVALENTS, end of period	$741,679	$356,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$34,203	$39,301
Cash paid during the period for income taxes	$705	$201
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $45.4 million and $61.3 million during the six months ended June 30, 2024 and 2023, respectively, which were not paid for as of June 30, 2024 and 2023, respectively. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On April 1, 2024, we issued promissory notes in the amount of $6.3 million to acquire radiology equipment previously leased under operating leases.
On March 29, 2024, we received $0.6 million in fixed assets, imaging equipment, and $6.5 million in goodwill from our partner in Tri Valley Imaging Group, LLC. See Note 4, Business Combinations and Related Activity.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At June 30, 2024, we operated directly or indirectly through joint ventures with hospitals, 398 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In the first quarter of 2024, we revised our reportable segments to combine our eRad business, which was included in the Imaging Center segment, with our AI segment to form a new Digital Health reportable segment. Prior period amounts were adjusted retrospectively to reflect the change in reportable segment. For further financial information about these segments, see Note 5, Segment Reporting. In March 2024, we closed on a public offering of 5,232,500 shares of our common stock, including 682,500 shares sold pursuant to the exercise of an underwriter's overallotment option, at a price to the public of $44.00 per share. The gross proceeds as a result of this public offering was $230.2 million before underwriting discounts, commissions, and costs totaling $11.8 million.

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

The Group on a combined basis recognized $54.9 million and $51.4 million of revenue, net of management services fees to RadNet, for the three months ended June 30, 2024 and 2023, respectively and $54.9 million and $51.4 million of operating expenses for the three months ended June 30, 2024 and 2023, respectively. RadNet recognized $231.1 million and $216.2 million of total billed net service fee revenue for the three months ended June 30, 2024, and 2023, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

The Group on a combined basis recognized $107.2 million and $100.2 million of revenue, net of management services fees to RadNet, for the six months ended June 30, 2024 and 2023, respectively and $107.2 million and $100.2 million of operating expenses for the six months ended June 30, 2024 and 2023, respectively. RadNet recognized $465.9 million and

Table of Contentssix months ended June 30, 2024
$423.6 million of total billed net service fee revenue for the six months ended June 30, 2024, and 2023, respectively, for management services provided to the Group relating primarily to the technical portion of billed revenue.

In our condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, we have included approximately $113.4 million and $94.1 million, respectively, of accounts receivable and approximately $22.5 million and $16.7 million of accounts payable and accrued liabilities related to the Group, respectively.The cash flows of the Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2024 and 2023 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2023.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the significant accounting policies we use and have explained in our annual report on Form 10-K for the fiscal year ended December 31, 2023. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2023.
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
Our total service revenues during the three and six months ended June 30, 2024 and 2023 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024		2023
Commercial insurance	$256,517	$220,618	$497,145		$433,673
Medicare	101,719	87,787	195,186		172,757
Medicaid	11,001	9,798	21,906		19,763
Workers' compensation/personal injury	10,997	12,580	22,837		25,017
Other patient revenue	12,432	10,196	23,897		19,751
Management fee revenue	6,106	4,033	12,014		8,281
Heart and lung	3,936	2,123	7,857		3,936
Other	4,209	5,180	8,604		10,480
Revenue under capitation arrangements	36,969	39,797	71,487		77,941
Imaging Center Segment Revenue	443,886	392,112	860,933	860933000	771,599
Digital Health Segment Revenue	15,828	11,603	30,488		22,680
Total service revenue	$459,714	$403,715	$891,421		$794,279

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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $4.9 million and $14.3 million at June 30, 2024 and December 31, 2023, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $2.5 million and $1.6 million, as of June 30, 2024 and December 31, 2023, respectively. See Note 6, Credit Facilities and Notes Payable for more information.
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
BUSINESS COMBINATION - When the qualifications for business combination accounting treatment are met, it requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
GOODWILL - Goodwill at June 30, 2024 totaled $709.0 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2023 noting no impairment, and we have not identified any indicators of impairment through June 30, 2024.
Activity in goodwill for the six months ended June 30, 2024 is provided below (in thousands):

	Imaging Center	Digital Health	Total
Balance as of December 31, 2023	606,557	$72,906	$679,463
Goodwill from acquisitions	31,549	—	31,549
Valuation adjustment	(358)	—	(358)
Currency translation	(184)	(1,490)	(1,674)
Segment reorganization	(12,300)	12,300	—
Balance as of June 30, 2024	$625,264	$83,716	$708,980
INTANGIBLE ASSETS - Intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names. The components of intangible assets, both finite and indefinite, along with annual amortization expense that will be recorded over the next five years at June 30, 2024 and December 31, 2023 are as follows (in thousands):
As of June 30, 2024:

	2024*	2025	2026	2027	2028	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$1,144	$2,287	$2,287	$2,287	$2,287	$6,671	$16,963	7.4
Covenant not to compete and other contracts	517	865	578	283	193	48	2,484	3.2
Customer lists	612	1,093	971	795	758	10,481	14,710	17.5
Patent and trademarks	150	301	301	301	301	180	1,534	5.5
Developed technology	3,738	7,476	7,436	6,902	6,902	6,620	39,074	6.0
Trade names amortized	39	77	77	77	63	27	360	4.8
Trade names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	1,824	1,824	—
Total annual amortization	$6,200	$12,099	$11,650	$10,645	$10,504	$32,951	$84,049
*Excluding the six months ended June 30, 2024

As of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$6,671	$18,106	7.9
Covenant not to compete and other contracts	946	714	427	132	45	6	2,270	3.4
Customer lists	1,234	1,104	981	797	764	10,564	15,444	17.7
Patent and trademarks	316	316	316	315	300	164	1,727	5.8
Developed technology	7,785	7,785	7,745	7,210	7,046	6,117	43,688	5.7
Trade names amortized	77	77	77	77	63	27	398	5.3
Trade names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	1,882	1,882	—
Total annual amortization	$12,645	$12,283	$11,833	$10,818	$10,505	$32,531	$90,615
Total intangible asset amortization expense was $3.1 million and $6.2 million for the three and six months ended June 30, 2024, respectively. Total amortization expense was $3.0 million and $6.0 million for the three and six months ended June 30, 2023, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service contracts are amortized over 25 years using the straight line method. Developed technology is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.
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
We recorded an income tax expense of $2.5 million, or an effective tax rate of 26.1%, for the three months ended June 30, 2024 and a benefit of $0.6 million, or an effective tax rate of (4.4)% for the three months ended June 30, 2023. We recorded income tax expense of $0.6 million, or an effective tax rate of 4.6%, for the six months ended June 30, 2024 and $0.5 million, or an effective tax rate of 65.5% for the six months ended June 30, 2023. The income tax rates for the three and six months ended June 30, 2024 diverge from the federal statutory rate due to (i) effects of state income taxes ; (ii) officer's compensation limitations; (iii) partial valuation allowance on losses in foreign jurisdictions, partially offset by (iv) excess tax benefits attributable to share based compensation; and (v) noncontrolling interests from controlled partnerships.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of June 30, 2024. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we have amended and restated at various points in time: first on April 20, 2015, second on March 9, 2017, third on April 15, 2021 and fourth on April 27, 2023 (the “Restated Plan”). The Restated Plan was approved by our stockholders at our annual stockholders meeting on June 7, 2023. We have reserved 20,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes model. This model requires that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 7, Stock-Based Compensation, for more information.
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in other comprehensive income (loss). The components of other comprehensive income (loss) for the three and six months ended June 30, 2024 and June 30, 2023 are included in the consolidated statements of comprehensive income (loss).
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
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of comprehensive gain or loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400.0 million notional interest rate swap contract locked in at 1.98% due October 2025 and our $100.0 million notional interest rate swap contract locked in at 1.89% do not match the cash flows for our Term Loans (the “Barclays Term Loans”) under our Second Amended and Restated First Lien Credit and Guaranty Agreement with Barclays (the “Barclays Credit Agreement”), and so we have determined that they are not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400.0 million notional and after July 1, 2020 for the $100.0 million notional are being recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount was amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million through October 2025. The effect for the release of the taxes from other comprehensive income is based on current tax rate.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive income of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended June 30, 2024
Account	March 31, 2024 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	June 30, 2024 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(10,886)	$—	$6,517	$(4,369)	Equity
*Net of taxes of $2.2 million for the three months ended June 30, 2024.

For the six months ended June 30, 2024
Account	December 31, 2023 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	June 30, 2024 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(11,625)	$—	$7,256	$(4,369)	Equity
*Net of taxes of $2.4 million for the six months ended June 30, 2024.
A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended June 30, 2024
Ineffective interest rate swap	Amount of loss recognized in income on derivative (current period ineffective portion)	Location of loss recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$(1,890)	Other income (expense)	$6,517	Interest Expense

For the six months ended June 30, 2024
Ineffective interest rate swap	Amount of gain recognized in income on derivative (current period ineffective portion)	Location of gain recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated OCI into income (prior period effective portion)	Location of loss reclassified from accumulated OCI into income (prior period effective portion)
Interest rate contracts	$(674)	Other income (expense)	$7,256	Interest Expense

See Fair Value Measurements section below for the fair value of the 2019 Swaps at June 30, 2024.
CONTINGENT CONSIDERATION -
Heart and Lung Imaging Limited
On November 1, 2022, we completed our acquisition of 75% of the equity interests of Heart and Lung Imaging Limited. The purchase included up to $10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims, which will be adjusted to fair value in subsequent periods. The holdback had a value of approximately $0.6 million as of June 30, 2024. The contingent consideration is determined by the achievement of a specific number of physician reads. On September 20, 2023, we settled a milestone contingent liability by issuing 56,600 shares of our common stock at an ascribed value of $1.6 million and cash of $1.8 million. On December 12, 2023, we settled a milestone contingent liability by issuing 64,569 shares of our common stock at an ascribed value of $2.3 million and cash of $2.1 million. On March 27, 2024, we partially settled a milestone contingent liability by issuing 95,019 shares of our common stock at an ascribed value of $4.6 million. On April 1, 2024, we settled the remaining milestone contingent liability in cash of $3.6 million.
A tabular rollforward of contingent consideration is as follows (amounts in thousands):

For the three months ended June 30, 2024
Entity	Account	March 31, 2024 Balance	Settlement of contingent consideration	Change in valuation of contingent consideration	Currency translation	June 30, 2024 Balance
Heart and Lung	Accrued expenses	4,246	$(3,614)	$—	$—	$632

For the three months ended June 30, 2023
Entity	Account	March 31, 2023 Balance	Settlement of contingent consideration	Change in valuation of contingent consideration	Currency translation	June 30, 2023 Balance
Heart and Lung	Accrued Expenses & Other Long Term Liabilities	13,130	$—	$867	$361	$14,358

For the six months ended June 30, 2024
Entity	Account	January 1, 2024 Balance	Settlement of contingent consideration	Change in valuation of contingent consideration	Currency translation	June 30, 2024 Balance
Heart and Lung	Accrued expenses	6,879	$(8,221)	$1,060	$914	$632

For the six months ended June 30, 2023
Entity	Account	January 1, 2023 Balance	Settlement of contingent consideration	Change in valuation of contingent consideration	Currency translation	June 30, 2023 Balance
Heart and Lung	Accrued Expenses & Other Long Term Liabilities	11,656	$—	$1,991	$711	$14,358

See Fair Value Measurements section below for the fair value of contingent consideration at June 30, 2024.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$14,443	$—	$14,443

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$15,118	$—	$15,118
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
Contingent Consideration:
The table below summarizes the estimated fair values of holdback relating to our Heart and Lung Imaging Limited acquisition on November 1, 2022 that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Accrued expenses
Heart and Lung	$—	$—	$632	$632

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Accrued expenses
Heart & Lung Imaging Limited	$—	$—	$6,879	$6,879

The estimated fair value of these liabilities was determined using Level 3 inputs. For Heart Lung Imaging Limited the contingent consideration is determined by the achievement of a specific number of physician reads. The fair value is measured based upon the probability adjusted amount expected to be paid. As significant inputs for the contingent consideration of Heart Lung Imaging Limited are not observable and cannot be corroborated by observable market data they are classified as Level 3.
Long Term Debt:
The table below summarizes the estimated fair value compared to our face value of our long-term debt as follows (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$1,017,813	$—	$1,017,813	$1,015,625

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$824,759	$—	$824,759	$823,063

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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024		2023
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(2,982)	$8,369	$(5,761)		$(12,636)

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	73,419,124	59,880,803	71,795,080		59,221,453
Basic and diluted net loss per share attributable to RadNet, Inc.'s common stockholders	$(0.04)	$0.14	$(0.08)		$(0.21)

DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	73,419,124	59,880,803	71,795,080		59,221,453
Add non-vested restricted stock subject only to service vesting	—	205,413	—		—
Add additional shares issuable upon exercise of stock options and contingently issuable shares	—	830,769	—		—
Weighted average number of common shares used in calculating diluted net income per share	73,419,124	60,916,985	71,795,080		59,221,453
Changes in FV associated with contingently issuable shares	$—	$(934)	$—		$—
Net (loss) income attributable to RadNet, Inc's common stockholders for diluted share calculation	$(2,982)	$7,435	$(5,761)	$—	$(12,636)
Diluted net (loss) income per share attributable to RadNet, Inc.'s common stockholders	$(0.04)	$0.12	$(0.08)		$(0.21)

Earnings per share disclosures:
Fair value change for contingently issuable shares excluded from the computation of diluted per share amounts as its effect would be antidilutive	$—	$—	$—		$1,696,000

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	670,486	—	685,104		644,623
Shares issuable upon the exercise of stock options	799,502	82,775	831,647		759,313
Contingently issuable shares	—	—	—		193,207

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of June 30, 2024, we have four equity investments for an aggregate of $9.2 million. No observable price changes or impairments in our investments were identified as of June 30, 2024.
INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2024.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2024 (in thousands):

Balance as of December 31, 2023	$92,710
Equity in earnings in these joint ventures	7,713
Distribution of earnings	(1,000)
Equity contributions in existing joint ventures	1,421
Balance as of June 30, 2024	$100,844
We charged management service fees from the centers underlying these joint ventures of approximately $6.1 million and $4.0 million for the three months ended June 30, 2024 and 2023 and $12.0 million and $8.2 million for the six months ended June 30, 2024 and 2023, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures. As we have the ability to exercise significant influence over our joint venture entities, we consider them related parties. Amounts transacted between ourselves and the entities in the ordinary course of business are disclosed on our balance sheet in the due from/to affiliate accounts.
The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2024 and December 31, 2023 and income statement data for the six months ended June 30, 2024 and 2023 (in thousands):

Balance Sheet Data:	June 30, 2024	December 31, 2023
Current assets	$55,812	$39,819
Noncurrent assets	221,521	224,936
Current liabilities	(50,151)	(46,587)
Noncurrent liabilities	(74,074)	(70,834)
Total net assets	$153,108	$147,334

Income statement data for the six months ended June 30,	2024	2023
Net revenue	$130,546	$84,699
Net income	$14,657	$5,827

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS
Recently Issued Accounting Pronouncements

We monitor new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") and do not believe any accounting pronouncements issued through the date of this report will have a material impact on our financial statements.

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment
During the six months ended June 30, 2024, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California and Texas market. These acquisitions are reported as part of our Imaging Center segment. As of June 30, 2024, we made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands). The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2024, fair value determination is preliminary and subject to change.
:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities	Notes payable

U.S. Imaging, Inc.	6/1/2024	4,200	4,025	5,597	—	175	—	(5,597)	—
Houston Medical Imaging, LLC	4/1/2024	22,703	13,267	5,461	15,394	250	90	(5,461)	(6,297)
Grossman Imaging Center of CMH, LLC	3/31/2024	10,500	1,717	6,194	8,657	280	56	(6,404)	—
Providence Health System - Southern California	3/31/2024	$7,096	643	3,441	6,453	—	—	(3,441)	—
Antelope Valley Outpatient Imaging	2/1/2024	$3,530	2,794	563	687	50	—	(563)	—
Total		48,029	22,445	21,256	31,191	755	146	(21,466)	(6,297)

 Formation of majority owned subsidiary and sale of economic interest
On February 23, 2024, we formed Tri Valley Imaging Group, LLC ("TVIG"), a partnership with Providence Health System - Southern California ("PHS"). The operation offers multi-modality services out of seven locations in Southern California. On March 29, 2024, we contributed the operations of four centers to the enterprise and PHS contributed a business comprising three centers including $0.6 million of fixed assets and $6.5 million in goodwill. Simultaneously, PHS purchased from us an additional economic interest in TVIG for cash payment of $9.6 million. As a result of the transaction, we recognized a gain of $7.6 million to additional paid in capital and retained a 52% controlling economic interest in TVIG and PHS retains and $7.8 million or 48% noncontrolling economic interest in TVIG.
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

	Three Months Ended June 30, 2024
	Imaging Centers	Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$450,248	$9,466	$—	$459,714
Intersegment	—	6,362	(6,362)	—
Total revenue	$450,248	$15,828	$(6,362)	$459,714

	Three months ended June 30, 2023
	Imaging Centers		Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$398,010		$5,705	$—	$403,715
Intersegment	—		5,898	(5,898)	—
Total revenue	$398,010	398010	$11,603	$(5,898)	$403,715

	Six Months Ended June 30, 2024
	Imaging Centers		Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$873,458		$17,963	$—	$891,421
Intersegment	—		12,525	(12,525)	—
Total revenue	$873,458	873458000	$30,488	$(12,525)	$891,421

	Six Months Ended June 30, 2023
	Imaging Centers		Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$783,261		$11,018	$—	$794,279
Intersegment	—		11,662	(11,662)	—
Total revenue	$783,261	783261	$22,680	$(11,662)	$794,279
The table below presents segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Imaging Centers	443,886	392,112	$860,933	$771,599
Digital Health	15,828	11,603	30,488	22,680
Total revenue	$459,714	403,715	$891,421	$794,279

Cost of Operations
Imaging Centers	$373,449	$334,082	$745,755	$674,233
Digital Health	16,275	11,065	31,558	22,779
Total cost of operations	$389,724	$345,147	$777,313	$697,012

Depreciation and Amortization:
Imaging Centers	$32,089	$30,074	$62,063	$59,522
Digital Health	2,386	2,106	4,780	3,973
Total depreciation and amortization	$34,475	$32,180	$66,843	$63,495

Loss (gain) on Disposal of Equipment:
Imaging Centers	$398	$84	$586	$661
Digital Health	3	(7)	1	(5)
Total loss on disposal of equipment	$401	$77	$587	$656

Severance
Imaging Centers	$225	$154	$450	$276
Digital Health	43	1,716	43	1,728
Total severance	$268	$1,870	$493	$2,004

Income (Loss) from Operations
Imaging Centers	$37,725	$27,718	$52,079	$36,907
Digital Health	(2,879)	(3,277)	(5,894)	(5,795)
Total income from operations	$34,846	$24,441	$46,185	$31,112

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE

At June 30, 2024 we had two principal secured credit facilities consisting of our Barclays credit facility and our Truist credit facility. Each facility includes a term loan component and a revolving credit facility. At June 30, 2024, we were in compliance with all covenants under our credit facilities.

Barclays Credit Facility

On April 18, 2024, we entered into a Third Amended and Restated First Lien Credit and Guaranty Agreement (the “Barclays Credit Agreement”), with Barclays Bank Plc and the lenders and financial institutions named therein, which provides for $875.0 million of senior secured term loans and a $282.0 million senior secured revolving credit facility. Our borrowing under the Barclays credit facility is secured by a lien on all of our assets.

The proceeds from the April 18, 2024 restatement of the Barclays Credit Agreement were used to refinance the $678.7 million of term loans outstanding under the prior credit facility, to pay accrued interest through the date of closing, and to pay fees and expenses associated with the refinancing transaction. Total costs incurred in connection with the restatement amounted to approximately $19.9 million segregated as follows: $11.1 million recognized as discount and deferred finance cost, $2.1 million charged to loss on early extinguishment of debt and $6.7 million to related expenses. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Barclays Credit Agreement.

Barclays Term Loan:

The Barclays term loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates (without giving effect to our 2019 Swaps) were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
Through March 31, 2023	Eurodollar plus 2.50% Alternative Base Rate plus 2.00%	4.63% 8.00%
April 1, 2023 to April 18, 2024	SOFR plus 3.00% Alternative Base Rate plus 2.00%	8.33% (credit spread adjustment of 0.11%) 10.5%
After April 18, 2024	SOFR plus 2.5% Prime Rate plus 1.5%	7.83% (credit spread adjustment of 0.26% ) 9.5%

With the recent restatement, we are required to make quarterly principal payments of $2.2 million (up from $1.8 million under the prior credit agreement). The Barclays term loan will mature on April 18, 2031 unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Barclays Revolving Credit Facility:

The Barclays revolving credit facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays revolving credit facility is deferred financing costs, net of accumulated amortization, of $2.1 million at June 30, 2024.

Amounts borrowed under the Barclays revolving credit facility bear interest at either SOFR plus 3.00% or the Prime Rate plus 2% (with step-downs based on attainment of certain first lien net leverage ratio benchmarks). As of June 30, 2024, the effective interest rate payable on revolving loans under the Barclays revolving credit facility was 10.50%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays revolving credit facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at June 30, 2024. After reserves of $7.6 million for certain letters of credit, $274.4 million was available to draw upon as of June 30, 2024.

The Barclays revolving credit facility terminates on April 18, 2029, unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Truist Credit Facility
On October 7, 2022 our subsidiary New Jersey Imaging Network, Inc.("NJIN") entered into Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Truist Credit Agreement”), with Truist Bank and the lenders and financial institutions named therein, which provides for a $150.0 million term loan and a $50.0 million revolving credit facility. The Truist Credit agreement is secured by the assets of NJIN.
Truist Term Loan:

The Truist Term Loan currently bears interest at a SOFR Bate or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At June 30, 2024 the applicable margin for the SOFR Rate was 1.5%.

We are required to make quarterly principal payments of $1.9 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist term loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist revolving credit facility is a $50.0 million secured revolving credit facility. Associated with the Truist revolving credit facility are deferred financing costs, net of accumulated amortization, of $0.4 million at June 30, 2024.

Amounts borrowed under the Truist revolving credit facility bear interest at either a SOFR Bate or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.40% per annum accrues on the unused revolver commitments under the Truist revolving credit facility.

We had no balance under our $50.0 million Truist revolving credit facility at June 30, 2024. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of June 30, 2024.

The Truist revolving credit facility terminates on October 7, 2027, unless otherwise accelerated under the terms of the Truist Credit Agreement.

Notes Payable

We have issued certain notes payable in connection with the purchase of equipment previously leased under operating leases. On April 1, 2024, January 15, 2024, and February 1, 2023 we issued promissory notes in the amount of $6.3 million, $6.9 million and $19.8 million, respectively, to purchase previously leased equipment.

Debt Obligations
As of June 30, 2024 and December 31, 2023 our term loan debt and other obligations are as follows (in thousands):

	June 30, 2024	December 31, 2023
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$875,000	$678,687
Discount on Barclays Term Loans	(15,820)	(9,041)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	140,625	144,375
Discount on Truist Term Loan Agreement	(858)	(990)
Equipment notes payable at 3.6% to 7.2%, due through 2029, collateralized by medical equipment	27,660	17,011
Total debt obligations	1,026,607	830,042
Less: current portion	(24,215)	(17,974)
Long term portion of debt obligations	$1,002,392	$812,068
NOTE 7 – STOCK-BASED COMPENSATION
Stock Incentive Plans
We have one long-term equity incentive plan, the RadNet, Inc. Equity Incentive Plan, which we first amended and restated April 20, 2015, second on March 9, 2017, third on April 15, 2021, and fourth on April 27, 2023 (the "Restated Plan”).

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
The following summarizes all of our option transactions for the six months ended June 30, 2024:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	911,411	$16.60
Granted	—	—
Exercised	(60,306)	6.15
Balance, June 30, 2024	851,105	17.34	5.94	$35,390
Exercisable at June 30, 2024	729,806	16.62	5.56	30,874
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2024 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2024. As of June 30, 2024, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.8 million, which is expected to be recognized over a weighted average period of approximately 0.63 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of June 30, 2024, total unrecognized stock based compensation expense related to non-vested DeepHealth options was insignificant.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance December 31, 2023	79,073	$—
Exercised	(9,377)	—
Balance, June 30, 2024	69,696	—	5.3	$4,106
Exercisable at June 30, 2024	69,696	—	5.3	4,106
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA's and RSU's activities during the six months ended June 30, 2024:

	RSAs and RSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs and RSUs unvested at December 31, 2023	762,083		$22.13
Changes during the period
Granted	786,382		$37.00
Vested	(866,651)		$27.82
Forfeited or Canceled	(11,328)		$27.36
RSAs and RSUs unvested at June 30, 2024	670,486	2.0	$31.67
We determine the fair value of all RSAs and RSUs based on the closing price of our common stock on the award date.

Other stock bonus awards
The Restated Plan also permits share awards not subject to any future service period. These are valued and expensed based on the closing price of our common stock on the date of award. During the six months ended June 30, 2024, 1,852 shares were issued with a value of $0.1 million.
Performance based stock units ("PSUs")
In January 2023, we granted certain employees PSUs with a target award of 60,685 shares of our common stock. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2023 through December 31, 2023. In March of 2024, based on the performance condition being achieved, the board of directors issued 121,370 units with a fair value of $18.64 per unit.
Performance based stock options ("PSOs")
In January 2023, we granted certain employees PSOs with a potential to option a maximum of 235,227 shares of our common stock. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 100% of the target award) depending upon the extent to which we achieve a performance condition as determined the board of directors over the period from January 1, 2023 through December 31, 2023. In March 2024, based on the performance condition being achieved, the board of directors issued 235,227 options with a strike price of $18.64 per share.
Restated Plan summary
In summary, of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2024, there remain approximately 3,292,443 shares available under the Restated Plan for future issuance.
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 29, 2024.
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
Overview
We are a national provider of diagnostic imaging services in the United States. At June 30, 2024, we operated directly or indirectly through joint ventures with hospitals, 398 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Internationally, our subsidiary Heart and Lung Imaging LLC, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.
In addition to our imaging business, we have established a Digital Health business segment for our 2024 fiscal year, which combines our former Artificial Intelligence (“AI”) business segment with our eRad, Inc. business. Our digital health segment develops and delivers AI-powered health informatics solutions to drive quality, efficiency, and outcomes in imaging and radiology. The portfolio of software solutions are anchored by eRad, Inc.'s RIS/PACS, informatics designed specifically for outpatient radiology and DeepHealth OS, a cloud-native operating system that helps operate all aspects of the radiology service line from scheduling and patient preparation to technologist workflow to interpretation and referral management.

In addition we are using AI to develop solutions that employ machine learning to assist radiologists and other clinicians in interpreting images and improving radiologist efficiency and patient care, initially in the fields of screening for breast, prostate, lung and colon cancers. Our DeepHealth, Inc. subsidiary has received FDA clearance for use of its SaigeQ ”triage”/workflow product, SaigeDX advanced diagnostic product and Saige-Density breast density assessment software for screening breast mammography, which we have begun to roll out in certain markets as an Enhanced Breast Cancer Detection solution. Our Aidence Holding B.V. subsidiary is developing solutions for interpretation of chest and lung CT scans for lung cancer screening. It has received the CE mark for its solution and has existing customers in seven European countries, with its largest concentration in the United Kingdom, and plans to submit an application for FDA clearance to sell in the United States. Our Quantib B.V. subsidiary is primarily focused on interpretation of prostate MRI for widespread prostate cancer screening. Quantib’s prostate MRI post-processing software has both FDA clearances and European CE marking. Our digital health segment provides these solutions to RadNet and to over 400 customers in the United States, Europe, and Israel.
Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our financial statements included in this report. Prior period amounts in the financial statements included in this report have been adjusted retrospectively to reflect the change in reportable segment.
Recent Developments
During the second quarter of 2024 we continued to expand our imaging business entering the Houston, Texas with the completion of two acquisitions for an aggregate of 13 imaging centers. With a population of approximately 7.3 million people, Houston is the fourth largest city in the United States. The following table shows our imaging centers in operation and revenues for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Centers in operation	398	363
Net revenues (millions)	$891	$794

Our imaging services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. The multi-modality offering provides a “one-stop” solution for our customers and referral sources. It also diversifies our revenue base, and reduces our exposure to changes in reimbursement rates for certain imaging modalities. The following charts summarize our procedure volumes for various imaging modalities for the three months ended June 30, 2024 and 2023:

2024 Q2 Scan Volume by Modality

Nuclear Medicine
0.3%
MRI
16.1%
CT
9.7%
PET / CT
0.6%
Mammo
17.4%
XRAY and Other
32.0%
Ultrasound
23.8%

Percentages may not add to 100% due to rounding

2023 Q2 Scan Volume by Modality
Nuclear Medicine 0.4%
MRI 15.2%
CT 9.2%
PET / CT 0.6%
Mammo 17.7%
XRAY and Other 32.6%
Ultrasound 24.3%
Percentages may not add to 100% due to rounding

Our revenue is derived from a diverse mix of payors, including private, managed care capitated and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three and six months ended June 30, 2024 and 2023 received from our various payors is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Payor	2024	2023	2024	2023
Commercial insurance	$256,517	$220,618	$497,145	$433,673
Medicare	101,719	87,787	195,186	172,757
Medicaid	11,001	9,798	21,906	19,763
Workers' compensation/personal injury	10,997	12,580	22,837	25,017
Other patient revenue	12,432	10,196	23,897	19,751
Management fee revenue	6,106	4,033	12,014	8,281
Heart and lung	3,936	2,123	7,857	3,936
Other	4,209	5,180	8,604	10,480
Revenue under capitation arrangements	36,969	39,797	71,487	77,941
Imaging Center Segment Revenue	443,886	392,112	860,933	771,599
Digital Health Segment Revenue	15,828	11,603	30,488	22,680
Total service revenue	459,714	$403,715	$891,421	$794,279
Acquisitions and Joint Venture Activity
We have developed our imaging business through a combination or organic growth, acquisitions and joint ventures. The following discussion summarizes certain details concerning our acquisition or disposition of imaging centers and our joint venture transaction. See Note 4, Business Combinations and Related Activity and Note 2, Significant Accounting Policies to our financial statements included in this report for further information.
Acquisitions
During the six months ended June 30, 2024, we completed the acquisition of certain assets of the following entities, which engage directly in the practice of radiology or in associated businesses. The acquisitions were to expand our imaging business into Houston, Texas a new market, and to strengthen our presence in the California market. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities
U.S. Imaging, Inc.	6/1/2024	4,200	4,025	5,597	—	175	—	(5,597)
Houston Medical Imaging, LLC	4/1/2024	22,703	13,267	5,461	15,394	250	90	(5,461)
Grossman Imaging Center of CMH, LLC	3/31/2024	10,500	1,717	6,194	8,657	280	56	(6,404)
Providence Health System - Southern California	3/31/2024	7,096	643	3,441	6,453	—	—	(3,441)
Antelope Valley Outpatient Imaging	2/1/2024	3,530	2,794	563	687	50	—	(563)
Total		48,029	22,445	21,256	31,191	755	146	(21,466)
*The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2024, fair value determination is preliminary and subject to change.

Joint Venture Activity
At June 30, 2024, 37% of our imaging centers were operating as joint ventures with large health care providers. We have joint venture arrangements with 24 hospital and health system partners (inclusive of consolidated and unconsolidated joint ventures), including MemorialCare (24 centers), RWJ Barnabas (35 Centers), Cedars Sinai (17 centers), Dignity Health (28 centers), and MedStar Health System (5 centers). We manage the day to day operations for these joint ventures and perform most management services in exchange for a management fee. We charged management service fees from the centers underlying these joint ventures of approximately $6.1 million and $4.0 million for the three months ended June 30, 2024 and 2023, respectively.
The following table summarizes our investment in unconsolidated joint ventures as of June 30, 2024 (in thousands):

Balance as of December 31, 2023	$92,710
Equity in earnings in these joint ventures	7,713
Distribution of earnings	(1,000)
Equity contributions in existing joint ventures	1,421
Balance as of June 30, 2024	$100,844
The following table summarizes key balance sheet data for these unconsolidated joint ventures as of June 30, 2024 and December 31, 2023 and income statement data for the six months ended June 30, 2024 and 2023 (in thousands):

Balance Sheet Data:	June 30, 2024	December 31, 2023
Current assets	$55,812	$39,819
Noncurrent assets	221,521	224,936
Current liabilities	(50,151)	(46,587)
Noncurrent liabilities	(74,074)	(70,834)
Total net assets	$153,108	$147,334

Income statement data for the six months ended June 30,	2024	2023
Net revenue	$130,546	$84,699
Net income	$14,657	$5,827
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
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended June 30, 2024.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended June 30, 2024.
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
Goodwill and Indefinite Lived Intangibles

Goodwill at June 30, 2024 totaled $709.0 million. Indefinite Lived Intangible Assets at June 30, 2024 were $20.2 million and are associated with the value of certain trade name intangibles and in process research and development ("IPR&D"). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. Our annual test of goodwill, trade name noted no impairment as of October 1, 2023, and we have not identified any other indicators of impairment through June 30, 2024.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.
Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Imaging Center Segment
We have developed our medical imaging centers segment through a combination of organic growth, acquisitions and joint venture formations. In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of April 1, 2023 through June 30, 2024. Excluded amounts relate to imaging centers that were acquired or divested between April 1, 2023 through June 30, 2024.
Total Revenue

In Thousands	Three Months Ended June 30,
Revenue	2024	2023	$ Increase/(Decrease)	% Change
Total	$443,886	$392,112	$51,774	13.2%
Same Center	$425,532	$382,241	$43,291	11.3%
Excluded	$18,354	$9,871	—	—
Our 11.3% increase in same center revenue over the same period last year was driven by an increase in procedures volumes. Same center total procedure volume grew at an overall rate of 4.3% which was comprised of a 2.86% increase in routine imaging and a 8.72% increase in advanced modality imaging procedures. The balance of increase related to product mix, as advanced imaging was a greater portion of overall procedures, as well as increases in fees charged per imaging procedure. A significant contributor to the change in product mix was the increase in PETHC procedures related to prostate cancer and suspect Alzheimer’s studies, which are included in advanced modality imaging procedures.

Operating Expenses

Total operating expenses for the three months ended June 30, 2024 increased approximately $41.8 million, or 11.5%, to $406.2 million for the three months ended June 30, 2024 from $364.4 million for the three months ended June 30, 2023. The following table breaks down our cost of operations and total operating expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Salaries and professional reading fees, excluding stock-based compensation	$243,356	$210,044
Stock-based compensation	4,349	4,017
Building and equipment rental	29,896	29,984
Medical supplies	26,523	22,411
Other operating expenses *	69,325	67,626
Cost of operations	373,449	334,082

Depreciation and amortization	32,089	30,074
Loss on sale and disposal of equipment	398	84
Severance costs	225	154
Total operating expenses	$406,161	$364,394
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended June 30, 2024 and 2023 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended June 30,
Salaries and Professional Fees	2024	2023	$ Increase/(Decrease)	% Change
Total	$243,356	$210,044	$33,312	15.9%
Same Center	$232,571	$205,971	$26,600	12.9%
Excluded	$10,785	$4,073	—	—

Consistent with the higher procedure volumes noted above, our staffing levels were adjusted to support the influx of patients seeking radiology procedures. We are continuing to face inflation in employee wage rates as we compete for talent in a tight labor market.
Stock-based compensation

Stock-based compensation for the three months ended June 30, 2024 increased approximately $0.3 million, or 8.3%, to $4.3 million for the three months ended June 30, 2024 from $4.0 million for the three months ended June 30, 2023. The increase is primarily due to higher fair value of stock awards granted in the first quarter of 2024.

Building and equipment rental

In Thousands	Three Months Ended June 30,
Building & Equipment Rental	2024	2023	$ Increase/(Decrease)	% Change
Total	$29,896	$29,984	$(88)	(0.3)%
Same Center	$27,050	$27,805	$(755)	(2.7)%
Excluded	$2,846	$2,179	—	—

The decrease in building and equipment rental expense relates to reduced equipment rental relating to operating lease contracts which ended or were bought out during 2023.
Medical supplies

In Thousands	Three Months Ended June 30,
Medical Supplies Expense	2024	2023	$ Increase/(Decrease)	% Change
Total	$26,523	$22,411	$4,112	18.3%
Same Center	$24,483	$20,964	$3,519	16.8%
Excluded	$2,040	$1,447	—	—

The increase in medical supplies expense was consistent with our higher patient volume and product shift towards more advanced imaging modalities. The increase in PETHC procedures related to prostate cancer and suspected Alzheimer studies also raised medical supplies expense due to the requirement for high-cost isotope tracers.
Other operating expenses

In Thousands	Three Months Ended June 30,
Other Operating Expenses	2024	2023	$ Increase/(Decrease)	% Change
Total	$69,325	$67,626	$1,699	2.5%
Same Center	$64,605	$65,766	$(1,161)	(1.8)%
Excluded	$4,720	$1,860	—	—

Other operating expenses was relatively unchanged compared to the same period in the prior year and lower as a percentage of overall revenues.
Additional segment operating and non-operating expenses

In Thousands	Three Months Ended June 30,
	2024	2023	$ Increase/(Decrease)	% Change
Depreciation and amortization	$32,089	$30,074	$2,015	6.7%
Loss on disposal of equipment and other	$398	$84	$314	373.8%
Non-cash change in fair value of interest rate hedge	$1,890	($4,158)	6,048	(145.5)%
Other expenses (income)	($87)	($1,666)	1,579	(94.8)%
Severance	$225	$154	71	46.1%
The increase in depreciation expense was the result of our higher depreciable asset base.
The fair value of the 2019 Swaps at June 30, 2024 was a net asset of $14.4 million compared to a net asset of $16.3 million March 31, 2024, resulting in a loss of $1.9 million during the three months ended June 30, 2024. The change in fair value related to reduced expectations that market interest rates would decrease during the remaining term of the 2019 Swaps.
Other income for the three months ended June 30, 2024 included money market interest income of $8.7 million and other income of $0.2 million, substantially offset by debt extinguishment and restructuring charges of $8.8 million, which related to refinancing of our credit facilities with Barclays. See Note 6 Credit Facilities and Notes Payable included in the notes to our condensed consolidated financial statements.

Interest expense

In Thousands	Three Months Ended June 30,
Interest Expense	2024	2023	$ Increase/(Decrease)	% Change
Total Interest Expense	$26,082	$16,039	$10,043	62.6%
Interest related to derivatives*	4,837	(2,490)
Interest related to amortization**	793	748
Adjusted Interest Expense***	20,452	17,781	2,671	15.0%

*Includes payments from 2019 Swaps
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other

The increase in interest expense was the result in of refinancing of our Barclays credit facility, which added approximately $196.3 million in additional term loan debt to the facility. The effect of the additional term loan was partially offset by lower interest rates compared to the same period in the prior year.

During the three months ended June 30, 2024, interest rates were above the arranged rates in our 2019 Swaps for most of the year and we received payment of $3.4 million in cash payments from our 2019 swap counterparties, which was reported a component of interest expense. Also, the 2019 Swaps for $100 million of notional value matured in October 2023, so they were in effect for the second quarter of 2023, but not 2024. See the Derivative Instruments section of Note 2, Significant Accounting Policies, in the notes accompanying in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures
For the three months ended June 30, 2024 and 2023 we recognized equity in earnings from unconsolidated joint ventures in the amount of $3.4 million and $1.4 million, respectively, an increase of $2.0 million or 138.2%. The increase was mainly due to the additional contribution made to Santa Monica Imaging Group, LLC in September 2023. Santa Monica Imaging Group operated at a net income for the three months ended June 30, 2024, which positively impacted our equity in earnings from unconsolidated joint ventures during the period.
Net income attributable to noncontrolling interests
At June 30, 2024, our consolidated subsidiaries operated 344 imaging centers of which 95 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At June 30, 2023, our consolidated subsidiaries included 322 centers of which 82 were not wholly-owned.
For the three months ended June 30, 2024, we recognized net income attributable to noncontrolling interests of $9.9 million versus $6.2 million for the three months ended June 30, 2023, an increase of $3.7 million. The increase in net income attributable to noncontrolling interests was primarily due to the formation of a new majority owned subsidiary, Los Angeles Imaging Group, LLC in September 2023 and Tri Valley Imaging Group, LLC in March 2024. We contributed the operations of three centers to Los Angeles Group, LLC and Cedars-Sinai Medical Center contributed cash. Additionally, patient volumes for advanced modalities improved in 2024 and we closed two nonperforming centers in a majority owned subsidiary, Beach Imaging Group, LLC in December 2023.
As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health Segment which generated losses of $2.9 million for the three months ended June 30, 2024, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2023 through June 30, 2024. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2023 through June 30, 2024.
Total Revenue

In Thousands	Six Months Ended June 30,
Revenue	2024	2023	$ Increase/(Decrease)	% Change
Total	$860,933	$771,599	$89,334	11.6%
Same Center	$817,540	$739,151	$78,389	10.6%
Excluded	$43,393	$32,448	—	—

Our 10.6% increase in same center revenue over the same period last year was driven by same center total procedure volume growth of 3.1% inclusive of rises in routine and advanced modality imaging procedures of 1.72% and 7.51%, respectively. The balance of increase related to product mix, as advanced imaging was a greater portion of overall procedures, as well as increases in fees charged per imaging procedure. A significant contributor to the change in product mix was the increase in PETHC procedures related to prostate cancer and suspected Alzheimer studies, which are included in advanced modality imaging procedures.

Operating Expenses

Total operating expenses for the six months ended June 30, 2024 increased approximately $74.2 million, or 10.1%, to $808.9 million for the six months ended June 30, 2024 from $734.7 million for the six months ended June 30, 2023. The following table breaks down our cost of operations and total operating expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Salaries and professional reading fees, excluding stock-based compensation	$488,071	$424,702
Stock-based compensation	15,418	15,546
Building and equipment rental	58,722	58,871
Medical supplies	48,478	42,544
Other operating expenses *	135,066	132,570
Cost of operations	745,755	674,233

Depreciation and amortization	62,063	59,522
(Gain) loss on contribution of imaging centers into joint venture	—	—
(Gain) loss on sale and disposal of equipment	586	661
Severance costs	450	276
Total operating expenses	$808,854	$734,692
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Six Months Ended June 30,
Salaries and Professional Fees	2024	2023	$ Increase/(Decrease)	% Change
Total	$488,071	$424,702	$63,369	14.9%
Same Center	$467,900	$410,523	$57,377	14.0%
Excluded	$20,171	$14,179	—	—

Staffing levels have been adjusted to support higher patient volumes with the corresponding rise in salaries and professional fee expense. We are continuing to face inflation in employee wage rates as we compete for talent in a tight labor market.
Stock-based compensation

Stock-based compensation was relatively unchanged at $15.4 million for the six months ended June 30, 2024 compared to $15.5 million for six months ended June 30, 2023.

Building and equipment rental

In Thousands	Six Months Ended June 30,
Building & Equipment Rental	2024	2023	$ Increase/(Decrease)	% Change
Total	$58,722	$58,871	$(149)	(0.3)%
Same Center	$52,918	$53,867	$(949)	(1.8)%
Excluded	$5,804	$5,004	—	—

The decrease in building and equipment rental expense relates to reduced equipment rental relating to operating lease contracts which ended or were bought out during 2023.
Medical supplies

In Thousands	Six Months Ended June 30,
Medical Supplies Expense	2024	2023	$ Increase/(Decrease)	% Change
Total	$48,478	$42,544	$5,934	13.9%
Same Center	$45,626	$40,590	$5,036	12.4%
Excluded	$2,852	$1,954	—	—

The increase in medical supplies expense was consistent with our higher patient volume and product shift towards more advanced imaging modalities. The increase in PETHC procedures related to prostate cancer and suspected Alzheimer studies also raised medical supplies expense due to the requirement for high-cost isotope tracers.
Other operating expenses

In Thousands	Six Months Ended June 30,
Other Operating Expenses	2024	2023	$ Increase/(Decrease)	% Change
Total	$135,066	$132,570	$2,496	1.9%
Same Center	$127,089	$127,532	$(443)	(0.3)%
Excluded Sites	$7,977	$5,038	—	—
Other operating expenses was relatively unchanged compared to the same period in the prior year and lower as a percentage of overall revenues.
Additional segment operating and non operating expenses:

In Thousands	Six Months Ended June 30,
	2024	2023	$ Increase/(Decrease)	% Change
Depreciation and amortization	$62,063	$59,522	$2,541	4.3%
(Gain) Loss on contribution of imaging centers into joint venture	$0	$0	$0	nm
Loss on disposal of equipment and other	$586	$661	$(75)	(11.3)%
Non-cash change in fair value of interest rate hedge	$674	-$66	$740	(1121.2)%
Other expenses (income)	$(4,520)	$(1,650)	$(2,870)	173.9%
Severance	$450	$276	$174	63.0%

The increase in depreciation expense was the result of our higher depreciable asset base.
Other income for the six months ended June 30, 2024 included money market interest income of $13.1 million, partially offset by debt extinguishment and restructuring charges of $8.8 million, which related to refinancing of our credit facilities with Barclays. See Note 6 Credit Facilities and Notes Payable included in the notes to our condensed consolidated financial statements.

nm= not meaningful
Interest expense

In Thousands	Six Months Ended June 30,
Interest Expense	2024	2023	$ Increase/(Decrease)	% Change
Total Interest Expense	$42,349	$31,761	$10,588	33.3%
Interest related to derivatives*	2,844	(4,225)
Interest related to amortization**	1,541	1,494
Adjusted Interest Expense***	37,964	34,492	3,472	10.1%

*Includes payments from 2019 Swaps
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other

The increase in interest expense was the result in the general increase in term loan debt as a result of refinancing of our Barclays credit facility, partially offset by lower interest rates compared to the same period in the prior year.

During the six months ended June 30, 2024, interest rates were above the arranged rates in our 2019 Swaps for most of the year and we received payment of $3.4 million in cash payments from our 2019 swap counterparties, which was reported a component of interest expense. Also, the 2019 Swaps for $100 million of notional value matured in October 2023, so they were in effect for the second quarter of 2023, but not 2024. See the Derivative Instruments section of Note 2, Significant Accounting Policies, in the notes accompanying in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2024 we recognized equity in earnings from unconsolidated joint ventures in the amount of $7.7 million and for the six months ended June 30, 2023 we recognized equity in earnings from unconsolidated joint ventures of $2.9 million, an increase of $4.9 million or 170.5%. The increase was mainly due to the additional contribution made to SMIG in September 2023. SMIG operated at a net income for the three months ended June 30, 2024, which positively impacted our equity in earnings from unconsolidated joint ventures during the period.
Income tax expense
We recorded income tax expense of $0.6 million, or an effective tax rate of 4.6%, for the six months ended June 30, 2024 and $0.5 million, or an effective tax rate of 65.5% for the six months ended June 30, 2023. The income tax rates for the six months ended June 30, 2024 diverge from the federal statutory rate due to (i) effects of state income taxes ; (ii) officer's compensation limitations; (iii) partial valuation allowance on losses in foreign jurisdictions, partially offset by (iv) excess tax benefits attributable to share based compensation; and (v) noncontrolling interests from controlled partnerships.

Net income attributable to noncontrolling interests
At June 30, 2024, our consolidated subsidiaries operated 344 imaging centers of which 95 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At June 30, 2023, our consolidated subsidiaries included 322 centers of which 82 were not wholly-owned.
For the six months ended June 30, 2024, we recognized net income attributable to noncontrolling interests of $18.1 million versus $12.9 million for the six months ended June 30, 2024, an increase of $5.2 million. The increase in net income attributable to noncontrolling interests was primarily due to the formation of a new majority owned subsidiary, Los Angeles Imaging Group, LLC in September 2023 and Tri Valley Imaging Group, LLC in March 2024. We contributed the operations of three centers to Los Angeles Group, LLC and Cedars-Sinai Medical Center contributed cash. Additionally, patient volumes for advanced modalities improved in 2024 and we closed two nonperforming centers in a majority owned subsidiary, Beach Imaging Group, LLC in December 2023.
As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health Segment which generated losses of $5.9 million for the six months ended June 30, 2024, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.
Digital Health Segment

The breakdown of revenue and expenses of the segment for the three and six months ended June 30, 2024 and 2023 are as follows:

In Thousands	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Statement of Operations
Revenue	$15,828	$11,603	$4,225	36.4%	$30,488	$22,680	$7,808	34.4%
Salaries and Wages	6,253	5,705	548	9.6%	11,512	12,689	(1,177)	(9.3)%
Stock Compensation	399	852	(453)	(53.2)%	1,227	1,509	(282)	(18.7)%
Other operating	6,306	4,508	1,798	39.9%	12,187	8,581	3,606	42.0%
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,317	—	3,317	—	6,632	—	6,632	—
Depreciation & Amort.	2,386	2,106	280	13.3%	4,780	3,973	807	20.3%
Other operating (gain) loss	3	(7)	10	(142.9)%	1	(5)	6	(120.0)%
Severance	43	1,716	(1,673)	(97.5)%	43	1,728	(1,685)	(97.5)%
Total operating expenses	$18,707	$14,880	$3,827	25.7%	$36,382	$28,475	$7,907	27.8%
Loss from Operations	$(2,879)	$(3,277)	$398	(12.1)%	$(5,894)	$(5,795)	$(99)	1.7%
Other expense	949	1,706	(757)	(44.4)%	2,448	3,122	(674)	(21.6)%
Loss before taxes	(3,828)	(4,983)	1,155	(23.2)%	(8,342)	(8,917)	575	(6.4)%
Income taxes	$518	$(1,893)	$2,411	(127.4)%	$(310)	$(1,357)	$1,047	(77.2)%
Segment net loss	(4,346)	(3,090)	(1,256)	40.6%	(8,032)	(7,560)	(472)	6.2%

Revenues for the Digital Health segment increased as a result of core growth in our eRad PICS business, the rollout in 2023 of our Deephealth OS, and continued rollout of our Enhanced Breast Cancer Detection solutions across additional facilities. The increase in operating expenses was primarily related to salary expense as we increased headcount in connection with the commercialization of our initial AI products and higher non-capitalized research and development expenses with respect to our new DeepHealth cloud OS and generative AI. Our net loss for the segment was consistent with the prior year. We expect that our Digital Health segment will continue to generate net losses over the next several years.

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
The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to RadNet, Inc. common stockholders	$(2,982)	$8,369	$(5,761)	$(12,636)
Income taxes	2,456	(614)	592	521
Interest expense	26,082	16,039	42,349	31,761
Severance costs	268	1,870	493	2,004
Depreciation and amortization	34,475	32,180	66,843	63,495
Non-cash employee stock-based compensation	4,749	4,871	16,646	17,056
Loss (gain) on sale and disposal of equipment and other	401	77	587	656
Non-cash change in fair value of interest rate hedge	1,890	(4,159)	674	(66)
Other expenses	(7,900)	40	(10,834)	1,472
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,317	—	6,632	—
Loss (gain) on extinguishment of debt and related expenses	8,762	—	8,762	—
Non-cash change to contingent consideration	—	1,014	1,974	2,630
Non-operational rent expenses	809	759	1,832	1,718
Adjusted EBITDA - Total Company	$72,327	$60,446	$130,789	$108,611

Adjusted EBITDA - Digital Health Segment	3,269	1,390	6,789	1,410

Adjusted EBITDA - Imaging Center	$69,058	$59,056	$124,000	$107,201

The following table is a reconciliation of GAAP net income for our Digital Health Segment to Adjusted EBITDA for the three months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment net loss	$(4,346)	$(3,090)	$(8,032)	$(7,560)
Stock Compensation	399	852	1,227	1,509
Depreciation & Amortization	2,386	2,106	4,780	3,973
Other operating loss	3	(7)	1	(5)
Other (income) expense	949	1,706	2,448	3,122
Severance	43	1,716	43	1,728
Income taxes	518	(1,893)	(310)	(1,357)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,317	—	6,632	—
Adjusted EBITDA - Digital Health Segment	$3,269	$1,390	$6,789	$1,410

Liquidity and Capital Resources

We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future.

Our principal capital requirements are for the initial start-up and development of new diagnostic imaging centers, the acquisition of additional imaging centers and the acquisition of new diagnostic imaging equipment. On a continuing basis, we evaluate various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing available under our senior secured credit facilities or through new equity or debt issuances.

We and our subsidiaries or affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

The following table summarizes key balance sheet data related to our liquidity as of June 30, 2024 and December 31, 2023 and income statement data for the six months ended June 30, 2024 and 2023 (in thousands):

Balance Sheet Data:	June 30, 2024	December 31, 2023
Cash and cash equivalents	$741,679	$342,570
Accounts receivable	195,288	163,707
Working capital (exclusive of current operating lease liabilities)	589,774	197,805
Stockholders' equity	1,092,840	813,359

Income statement data for the six months ended June 30,	2024	2023
Total net revenue	$891,421	$794,279
Net loss attributable to RadNet common stockholders	(5,761)	(12,636)

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the six months ended June 30, 2024 and 2023 (in thousands):

Cash Flow Data	June 30, 2024	June 30, 2023
Cash provided by (used in) operating activities	$133,090	$100,691
Cash provided by (used in) investing activities	(138,278)	(105,910)
Cash provided by (used in) financing activities	404,404	234,302
Cash provided by operating activities for the six months ended June 30, 2024 increased by $32.4 million compared to June 30, 2023 primarily driven by the a $12.1 million increase in net income and a $24.7 million change in assets and liabilities, primarily related to a pay down of accounts payable and accrued expenses.

Cash used in investing activities for the six months ended June 30, 2024 increased from June 30, 2023 by $32.4 million. Purchases of imaging centers during the period was $32.8 million, a $22.5 million increase from the prior period. Capital expenditures for property and equipment during the period was $104.1 million, a $8.7 million increase from the prior period.

Cash provided by financing activities for the six months ended June 30, 2024 resulted from a secondary public offering of our common stock and a refinancing of our Barclays credit facility. In March 2024, we completed a public offering of 5,232,500 shares of our common stock, which included 682,500 shares sold pursuant to an underwriters overallotment option, at a price to the public of $44.00 per share, resulting in net proceeds after underwriting discounts, commissions, and expenses of $218.3 million. In April 2024, we refinanced our Barclays credit facility replacing the prior facility with an $875 million term loan. After paying off the balance on the prior facility, payment of accrued interest through the closing of the refinance transaction, and payment of transaction fees and expenses, we added approximately $167.9 million in cash to the balance sheet.
Senior Secured Credit Facilities
We maintain secured credit facilities with Barclays Bank PLC and with Truist Bank.
On April 18, 2024, we refinanced our Barclays credit facility, replacing the prior facility with an $875.0 million term loan and a $282.0 million revolving credit facility. The refinance transaction reduced our interest rates on the Barclays term loan and revolving credit facility and extended the maturity date for the term loan to April 18, 2031 and for the revolving credit facility to April 18, 2029. The new term loan calls for quarterly principal payments of $2.2 million, compared to $1.8 million under the prior credit facility.
Our condensed consolidated balance sheets at June 30, 2024 include $1,015.6 million of total term loan debt (exclusive of unamortized discounts of $15.8 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loan	$875,000	$(15,820)	$859,180
Truist Term Loan	140,625	(858)	139,767
Total Term Loans	$1,015,625	$(16,678)	$998,947

At June 30, 2024, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $7.6 million, we had $274.4 million available for borrowing under our Barclays revolving credit facility and $50.0 million available under our Truist revolving credit facility.

Please see Note 6, Credit Facilities and Notes Payable in the notes to financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk:
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Pound Sterling, Euro, Canadian Dollar and Hungarian Forint. We provide radiological services in the United Kingdom, conduct Artificial Intelligence operations in the Netherlands, and maintain research and development centers in Canada and Hungary. We do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2024, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.3 million in operating expenses.
Interest Rate Sensitivity:
Our debt instruments, including borrowings under our Barclays credit facility and our Truist credit facility, bear interest at variable rates. Accordingly, our interest expense and our earnings are affected by changes in short term interest rates.
To mitigate our future floating rate interest expense exposure we entered into the 2019 Swaps with locked in interest rates for one-month Term SOFR of 1.89% for $100 million of notional value and 1.98% for $400 million of notional value. We are liable for premium payments to the 2019 swap counterparties if interests rates are below the arranged rates, and receive payments from the 2019 swap counterparties if interest rates exceed the arranged rates. If interest rates were to theoretically reduce to 0%, our maximum premium payment would be the difference between the two swapped rates and 0% then multiplied by the notional value of the swaps, or $1.89 million per year for the $100 million swap and $8.0 million per year for the $400 million swap. Payments under the 2019 Swaps are settled in cash on a monthly basis. The 2019 Swaps for the $100 million of notional value matured in October 2023, so they were in effect for the second quarter of 2023, but not 2024. The 2019 Swaps for the $400 million notional amount will expire in October 2025.
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the Barclays term loan. At June 30, 2024, we had $875.0 million outstanding subject to an SOFR election on the Barclays term loan. At June 30, 2024, our effective SOFR interest rate plus applicable margin was 7.83%. The 2019 Swaps secure a $1.98% SOFR rate for a $400 million notional amount. After giving effect to our 2019 Swaps, we had $475.0 million outstanding under the Barclays term loan that is unprotected by the 2019 Swaps at June 30, 2024. Consequently, a hypothetical 1% increase in the SOFR rates under the Barclay's credit facility would result in an increase of $4.8 million in annual interest expense and a corresponding decrease in income before taxes. The 2019 Swaps will mature in October 2025.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist credit facility. At June 30, 2024, we had $140.6 million outstanding subject to an adjusted SOFR election on the Truist term loan. At June 30, 2024, our effective SOFR rate plus applicable margin was 6.90%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist credit facility would result in an increase of approximately $1.4 million in annual interest expense and a corresponding decrease in income before taxes.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
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

101
The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

RADNET, INC.
(Registrant)

Date: August 9, 2024	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)