Form 10-Q
period 2024-09-30
RadNet, Inc.
filed 2024-11-12
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on November 8, 2024 was 74,026,737 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$748,916	$342,570
Accounts receivable	199,076	163,707
Due from affiliates	30,210	25,342
Prepaid expenses and other current assets	38,051	47,657
Total current assets	1,016,253	579,276
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	663,867	604,401
Operating lease right-of-use assets	646,750	596,032
Total property, equipment and right-of-use assets	1,310,617	1,200,433
OTHER ASSETS
Goodwill	711,841	679,463
Other intangible assets	84,441	90,615
Deferred financing costs	2,416	1,643
Investment in joint ventures	104,514	92,710
Deposits and other	45,260	46,333
Total assets	$3,275,342	$2,690,473
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$338,737	$342,940
Due to affiliates	44,872	15,910
Deferred revenue	4,392	4,647
Current operating lease liability	58,751	55,981
Current portion of notes payable	23,378	17,974
Total current liabilities	470,130	437,452
LONG-TERM LIABILITIES
Long-term operating lease liability	658,434	605,097
Notes payable, net of current portion	996,272	812,068
Deferred tax liability, net	20,795	15,776
Other non-current liabilities	10,077	6,721
Total liabilities	2,155,708	1,877,114
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 73,976,284 and 67,956,318 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in-capital	979,279	722,750
Accumulated other comprehensive loss	(1,843)	(12,484)
Accumulated deficit	(82,130)	(79,578)
Total RadNet, Inc.'s Stockholders' equity:	895,313	630,695
Noncontrolling interests	224,321	182,664
Total equity	1,119,634	813,359
Total liabilities and equity	$3,275,342	$2,690,473

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Service fee revenue	$427,579	$361,927	$1,247,513	$1,078,265
Revenue under capitation arrangements	33,563	40,041	105,050	117,982
Total service revenue	461,142	401,968	1,352,563	1,196,247
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	391,800	341,635	1,169,113	1,038,647
Depreciation and amortization	34,979	32,210	101,822	95,705
Gain on contribution of imaging centers into joint venture	—	(16,808)	—	(16,808)
Loss on sale and disposal of equipment and other	148	527	735	1,183
Severance costs	304	1,153	797	3,157
Total operating expenses	427,231	358,717	1,272,467	1,121,884
INCOME FROM OPERATIONS	33,911	43,251	80,096	74,363

OTHER INCOME AND EXPENSES
Interest expense	19,427	16,115	61,776	47,876
Equity in earnings of joint ventures	(3,595)	(1,084)	(11,308)	(3,935)
Non-cash change in fair value of interest rate hedge	6,755	1,015	7,429	949
Debt restructuring and extinguishment expenses	147	—	8,909	—
Other income	(5,414)	(4,081)	(16,248)	(2,609)
Total other expenses	17,320	11,965	50,558	42,281
INCOME BEFORE INCOME TAXES	16,591	31,286	29,538	32,082
Provision for income taxes	(4,335)	(7,220)	(4,927)	(7,741)
NET INCOME	12,256	24,066	24,611	24,341
Net income attributable to noncontrolling interest	9,047	6,526	27,163	19,437
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,209	$17,540	$(2,552)	$4,904

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.04	$0.26	$(0.04)	$0.08

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.04	$0.25	$(0.04)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	73,494,709	67,793,404	72,587,321	62,113,707
Diluted	75,165,435	68,809,818	72,587,321	63,221,251
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$12,256	$24,066	$24,611	$24,341
Foreign currency translation adjustments	5,228	(4,035)	2,399	(385)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	986	921	8,242	2,765
COMPREHENSIVE INCOME	18,470	20,952	35,252	26,721
Less comprehensive income attributable to noncontrolling interests	9,047	6,526	27,163	19,437
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$9,423	$14,426	$8,089	$7,284
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended September 30, 2024 and September 30, 2023.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - JUNE 30, 2024	73,968,042	$7	$974,355	$(8,057)	$(85,339)	$880,966	$211,874	$1,092,840

Issuance of common stock under the equity compensation plan	9,075	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,727	—	—	4,727	—	4,727
Forfeiture of restricted stock and share cancellation	(833)	—	(4)	—	—	(4)	—	(4)
Contributions from noncontrolling interests	—	—	201	—	—	201	—	201
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	—	—	—	—	3,400	3,400
Change in cumulative foreign currency translation adjustment	—	—	—	5,228	—	5,228	—	5,228
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	986	—	986	—	986
Net income	—	—	—	—	3,209	3,209	9,047	12,256
BALANCE - SEPTEMBER 30, 2024	73,976,284	$7	$979,279	$(1,843)	$(82,130)	$895,313	$224,321	$1,119,634

BALANCE - JUNE 30, 2023	67,669,564	$7	$703,593	$(15,183)	$(95,258)	$593,159	$167,845	$761,004

Issuance of common stock upon exercise of options	3,424	—	21	—	—	21	—	21
Issuance of common stock under the equity compensation plan	3,447	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	1,871	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,326	—	—	4,326	—	4,326
Issuance of common stock, net of issuance costs	—	—	(370)	—	—	(370)	—	(370)
Issuance of common stock in connection with acquisitions	169,903	—	5,123	—	—	5,123	—	5,123
Contribution from noncontrolling partner	—	—	—	—	—	—	2,885	2,885
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	2,217	—	—	2,217	—	2,217
Change in cumulative foreign currency translation adjustment	—	—	—	(4,035)	—	(4,035)	—	(4,035)
Change in fair value of cash flow hedge from prior periods reclassifed to earnings	—	—	—	921	—	921	—	921
Other	—	—	—	—	(1)	(1)	1	—
Net income	—	—	—	—	17,540	17,540	6,526	24,066
BALANCE - SEPTEMBER 30, 2023	67,848,209	$7	$714,910	$(18,297)	$(77,719)	$618,901	$177,257	$796,158

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the nine months ended September 30, 2024 and September 30, 2023.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2023	67,956,318	$7	$722,750	$(12,484)	$(79,578)	$630,695	$182,664	$813,359

Issuance of common stock upon exercise of options	60,605	—	367	—	—	367	—	367
Issuance of common stock under the equity compensation plan	666,962	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	9,377	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	21,406	—	—	21,406	—	21,406
Issuance of common stock	5,232,500	—	218,385	—	—	218,385	—	218,385
Issuance of common stock in connection with acquisitions	95,019	—	4,607	—	—	4,607	—	4,607
Forfeiture of restricted stock and share cancellation	(44,497)	—	(38)	—	—	(38)	—	(38)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,423)	(2,423)
Contributions from noncontrolling interests	—	—	11,802	—	—	11,802	—	11,802
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	—	—	—	—	16,917	16,917
Change in cumulative foreign currency translation adjustment	—	—	—	2,399	—	2,399	—	2,399
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	8,242	—	8,242	—	8,242
Net (loss) income	—	—	—	—	(2,552)	(2,552)	27,163	24,611
BALANCE-BALANCE - SEPTEMBER 30, 2024	73,976,284	$7	$979,279	$(1,843)	$(82,130)	$895,313	$224,321	$1,119,634

BALANCE - DECEMBER 31, 2022	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452

Issuance of common stock upon exercise of options	8,424	—	72	—	—	72	—	72
Issuance of common stock under the equity compensation plan	1,069,324	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	21,956	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	21,381	—	—	21,381	—	21,381
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	2,217	—	—	2,217	—	2,217
Issuance of common stock	8,711,250	1	245,831	—	—	245,832	—	245,832
Issuance of common stock in connection with acquisitions	314,130	—	9,123	—	—	9,123	—	9,123
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,523)	(3,523)

Contributions from noncontrolling interests	—	—	—	—	—	—	2,885	2,885
Change in cumulative foreign currency translation adjustment	—	—	—	(385)	—	(385)	—	(385)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	2,765	—	2,765	—	2,765
Other	—	—	(2)	—	(1)	(3)	1	(2)
Net income	—	—	—	—	4,904	4,904	19,437	24,341
BALANCE-SEPTEMBER 30, 2023	67,848,209	$7	$714,910	$(18,297)	$(77,719)	$618,901	$177,257	$796,158

    The accompanying notes are an in

tegral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$24,611	$24,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,822	95,705
Noncash operating lease expense	45,516	47,542
Equity in earnings of joint ventures, net of dividends	(10,308)	5,012
Amortization of deferred financing costs and loan discount	2,336	2,240
Loss on sale and disposal of equipment	735	1,183
Loss on extinguishment of debt	2,080	—
Gain on contribution of imaging centers into joint venture	—	(16,808)
Amortization of cash flow hedge, net of taxes	8,242	2,765
Non-cash change in fair value of interest rate hedge	7,429	949
Stock-based compensation	21,368	21,380
Loss on impairment	1,200	3,949
Change in fair value of contingent consideration	1,974	(4,112)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(35,369)	(1,379)
Other current assets	4,738	5,754
Other assets	(7,388)	(16,641)
Deferred taxes	4,834	7,389
Operating leases	(40,497)	(43,390)
Deferred revenue	(255)	1,155
Accounts payable, accrued expenses and other	57,426	(5,091)
Net cash provided by operating activities	190,494	131,943
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions	(37,748)	(10,915)
Purchase of property and equipment and other	(145,164)	(136,537)
Proceeds from sale of equipment	151	82
Equity contributions in existing and purchase of interest in joint ventures	(1,496)	(5,453)
Net cash used in investing activities	(184,257)	(152,823)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(4,296)	(1,929)
Payments on Term Loan Debt	(688,375)	(11,062)
Proceeds from debt refinancing, net of issuing costs	863,815	—
Contribution from noncontrolling partners	7,569	—
Payments on contingent consideration	(3,614)	(3,390)
Distributions paid to noncontrolling interests	(2,423)	(3,523)
Proceeds from sale of economic interests in majority owned subsidiary, net of taxes	8,641	5,102
Proceeds from issuance of common stock	218,385	245,831
Proceeds from issuance of common stock upon exercise of options	367	72
Net cash provided by financing activities	400,069	231,101
EFFECT OF EXCHANGE RATE CHANGES ON CASH	40	(171)
NET INCREASE IN CASH AND CASH EQUIVALENTS	406,346	210,050
CASH AND CASH EQUIVALENTS, beginning of period	342,570	127,834
CASH AND CASH EQUIVALENTS, end of period	$748,916	$337,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$51,520	$59,421
Cash paid during the period for income taxes	$2,202	$225
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $43.2 million and $50.2 million during the nine months ended September 30, 2024 and 2023, respectively, which were not paid for as of September 30, 2024 and 2023, respectively. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
On April 1, 2024, we issued promissory notes in the amount of $6.3 million to acquire radiology equipment previously leased under operating leases, related to the acquisition of Houston Medical Imaging, LLC.
On March 29, 2024, we received $1.4 million in fixed assets, imaging equipment, and $6.0 million in goodwill from our partner in Tri Valley Imaging Group, LLC. See Note 4, Business Combinations and Related Activity.
On March 27, 2024, we issued 95,019 shares of common stock to settle the stock contingent liabilities as part of our purchase of Heart & Lung Imaging Limited. The shares were ascribed a value of $4.6 million.
On January 15, 2024, we issued promissory notes in the amount of $6.9 million to acquire radiology equipment previously leased under operating leases.

Table of Contentsnine months ended September 30, 2024
RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At September 30, 2024, we operated directly or indirectly through joint ventures with hospitals, 399 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

The consolidated financial statements include the accounts of RadNet, Inc as well as its subsidiaries in which RadNet has a controlling financial interest. The consolidated financial statements also include certain variable interest entities in which we are the primary beneficiary (as described in more detail below). All material intercompany transactions and balances have been eliminated upon consolidation. All of these affiliated entities are referred to collectively as “RadNet,” “we,” “us,” “our” or the “Company” in this report.
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

VIEs that we consolidate as the primary beneficiary include professional corporations which are owned or controlled by individuals within our senior management and provide professional medical services for centers in Arizona, California, Delaware, Maryland, New Jersey and New York. These VIEs are collectively referred to as the “Consolidated Medical Group". RadNet provides non-medical, technical and administrative services to the Consolidated Medical Group for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations and we determine the annual budget. The Consolidated Medical Group has insignificant operating assets and liabilities, and de minimis equity. Substantially all cash flows of the Consolidated Medical Group after expenses, including professional salaries, are transferred to us. We consolidate the revenue and expenses, assets and liabilities of the Consolidated Medical Group. The creditors of the Consolidated Medical Group do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of the Consolidated Medical Group. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

The Consolidated Medical Group on a combined basis recognized $55.3 million and $51.3 million of revenue, net of management services fees to RadNet, for the three months ended September 30, 2024 and 2023, respectively and $55.3 million and $51.3 million of operating expenses for the three months ended September 30, 2024 and 2023, respectively. RadNet recognized $207.4 million and $214.7 million of total billed net service fee revenue for the three months ended September 30, 2024, and 2023, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

The Consolidated Medical Group on a combined basis recognized $162.5 million and $151.5 million of revenue, net of management services fees to RadNet, for the nine months ended September 30, 2024 and 2023, respectively and $162.5 million and $151.5 million of operating expenses for the nine months ended September 30, 2024 and 2023, respectively. RadNet recognized $673.3 million and $638.3 million of total billed net service fee revenue for the nine months ended September 30, 2024, and 2023, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

In our condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, we have included approximately $118.0 million and $94.1 million, respectively, of accounts receivable and approximately $21.7 million and $16.7 million of accounts payable and accrued liabilities related to the Consolidated Medical Group, respectively. The cash flows of the Consolidated Medical Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

At all of our centers not serviced by the Consolidated Medical Group we have entered into long-term contracts with medical groups to provide professional services at those centers, including supervision and interpretation of diagnostic imaging procedures. The medical groups maintain full control over the physicians they employ. Through our management agreements, we make available to the medical groups the imaging centers, including all furniture, fixtures and medical equipment therein. The medical groups are compensated for their services from the professional component of the global net service fee revenue and after deducting management service fees paid to us, we have no economic controlling interest in these medical groups. As such, the financial results of these groups are not consolidated in our financial statements.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2024 and 2023 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2023.
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
As it relates to the Consolidated Medical Group, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by the Consolidated Medical Group as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to others centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.
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
Our total service revenues during the three and nine months ended September 30, 2024 and 2023 are presented in the table below based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial insurance	$255,375	$218,923	$752,514	$652,597
Medicare	102,852	89,981	298,001	262,719
Medicaid	10,894	10,519	32,804	30,279
Workers' compensation/personal injury	10,232	9,745	33,088	34,785
Other patient revenue	10,607	10,443	34,524	30,191
Management fee revenue	6,242	3,922	18,255	12,203
Heart and lung	4,696	2,441	12,553	6,377
Other	10,314	3,768	18,918	14,248
Revenue under capitation arrangements	33,563	40,041	105,050	117,982
Imaging Center Segment Revenue	444,775	389,783	1,305,707	1,161,381
Digital Health Segment Revenue	16,367	12,185	46,856	34,866
Total service revenue	$461,142	$401,968	$1,352,563	$1,196,247

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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long term portion. Amounts remaining to be collected on these agreements were $5.9 million and $14.3 million at September 30, 2024 and December 31, 2023, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $2.4 million and $1.6 million, as of September 30, 2024 and December 31, 2023, respectively. See Note 6, Credit Facilities and Notes Payable for more information.
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
BUSINESS COMBINATIONS - When the qualifications for business combination accounting treatment are met, it requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
GOODWILL - Goodwill at September 30, 2024 totaled $711.8 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2023 noting no impairment, and we have not identified any indicators of impairment through September 30, 2024.
Activity in goodwill for the nine months ended September 30, 2024 is provided below (in thousands):

	Imaging Center segment	Digital Health segment	Total
Balance as of December 31, 2023	606,557	$72,906	$679,463
Goodwill from acquisitions	30,729	—	30,729
Currency translation	1,223	426	1,649
Segment reorganization	(12,300)	12,300	—
Balance as of September 30, 2024	$626,209	$85,632	$711,841
INTANGIBLE ASSETS - Intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names. The components of intangible assets, both finite and indefinite lived, along with annual amortization expense that will be recorded over the next five years at September 30, 2024 and December 31, 2023 are as follows (in thousands):
As of September 30, 2024:

	2024*	2025	2026	2027	2028	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$572	$2,287	$2,287	$2,287	$2,287	$6,669	$16,389	7.2
Covenant not to compete and other contracts	261	897	610	315	225	68	2,376	3.1
Customer lists	318	1,141	1,019	844	803	11,108	15,233	17.4
Patent and trademarks	78	311	311	311	311	197	1,519	5.2
Developed technology	1,913	7,651	7,611	7,077	7,077	6,856	38,185	5.8
Trade names amortized	19	77	77	77	63	27	340	4.5
Trade names indefinite life	—	—	—	—	—	8,500	8,500	—
IPR&D	—	—	—	—	—	1,899	1,899	—
Total annual amortization	$3,161	$12,364	$11,915	$10,911	$10,766	$35,324	$84,441
*Excluding the nine months ended September 30, 2024

As of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$6,671	$18,106	7.9
Covenant not to compete and other contracts	946	714	427	132	45	6	2,270	3.4
Customer lists	1,234	1,104	981	797	764	10,564	15,444	17.7
Patent and trademarks	316	316	316	315	300	164	1,727	5.8
Developed technology	7,785	7,785	7,745	7,210	7,046	6,117	43,688	5.7
Trade names amortized	77	77	77	77	63	27	398	5.3
Trade names indefinite life	—	—	—	—	—	7,100	7,100	—
IPR&D	—	—	—	—	—	1,882	1,882	—
Total annual amortization	$12,645	$12,283	$11,833	$10,818	$10,505	$32,531	$90,615
Total intangible asset amortization expense was $3.1 million and $9.4 million for the three and nine months ended September 30, 2024, respectively. Total amortization expense was $3.0 million and $8.9 million for the three and nine months ended September 30, 2023, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service contracts are amortized over 25 years using the straight line method. Developed technology is capitalized and amortized over the useful life of the software when placed into service. In process research and development (" IPR&D") and Trade names are reviewed annually for impairment.
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
We recorded an income tax expense of $4.3 million, or an effective tax rate of 26.1%, for the three months ended September 30, 2024 and $7.2 million, or an effective tax rate of 23.1% for the three months ended September 30, 2023. We recorded income tax expense of $4.9 million, or an effective tax rate of 16.7%, for the nine months ended September 30, 2024 and $7.7 million, or an effective tax rate of 24.1% for the nine months ended September 30, 2023. The income tax rates for the three and nine months ended September 30, 2024 diverge from the federal statutory rate due to (i) effects of state income taxes ; (ii) officer's compensation limitations; (iii) partial valuation allowance on losses in foreign jurisdictions, partially offset by (iv) excess tax benefits attributable to share based compensation; and (v) noncontrolling interests from controlled partnerships.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long term operating lease liability in our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component. ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of September 30, 2024. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we have amended and restated at various points in time: April 20, 2015, March 9, 2017, April 15, 2021 April 27, 2023, and most recently by our stockholders at our annual stockholders meeting on June 7, 2023 (the “Restated Plan”). We have reserved 20,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes model. This model requires that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 7, Stock-Based Compensation, for more information.
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in other comprehensive income (loss). The components of other comprehensive income (loss) for the three and nine months ended September 30, 2024 and September 30, 2023 are included in the consolidated statements of comprehensive income.
INTEREST INCOME - We recognized interest income of approximately $9.6 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively, and $22.7 million and $6.3 million for the nine months ended September 30, 2024 and 2023, respectively. Interest income is recorded within Other non-operating income in our Condensed Consolidated Statements of Operations.
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
DERIVATIVE INSTRUMENTS - In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500.0 million, consisting of two agreements of $50.0 million each and two agreements of $200.0 million each. The 2019 Swaps secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They matured in October 2023 for the smaller notional and will mature in October 2025 for the larger notional. We arranged the 2019 Swaps with locked in 1 month Term SOFR rates at 1.89% for the $100.0 million notional and at 1.98% for the $400.0 million notional. As of the effective date, we are liable for premium payments if interest rates decline below arranged rates, but will receive interest payments if rates are above the arranged rates.
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of comprehensive gain or loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400.0 million notional interest rate swap contract locked in at 1.98% due October 2025 and our $100.0 million notional interest rate swap contract locked in at 1.89% did not match the cash flows for our term loans under our Barclays Credit Facility, so we determined that they are not effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400.0 million notional and after July 1, 2020 for the $100.0 million notional are being recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount was amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million per month through October 2025. The effect for the release of the taxes from other comprehensive income is based on the current tax rate.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive income of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended September 30, 2024
Account	June 30, 2024 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	September 30, 2024 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(4,369)	$—	$986	$(3,383)	Equity
*Net of taxes of $0.4 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2024
Account	December 31, 2023 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	September 30, 2024 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(11,625)	$—	$8,242	$(3,383)	Equity
*Net of taxes of $2.8 million for the nine months ended September 30, 2024.
A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended September 30, 2024
Ineffective interest rate swap	Amount recognized (current period ineffective portion)	Location recognized in profit and loss (current period ineffective portion)	Amount reclassified from accumulated OCI (prior period effective portion)	Location reclassified from accumulated OCI into profit and loss (prior period effective portion)
Interest rate contracts	$6,755	Other income (expense)	$986	Interest Expense

For the nine months ended September 30, 2024
Ineffective interest rate swap	Amount recognized (current period ineffective portion)	Location recognized in profit and loss (current period ineffective portion)	Amount reclassified from accumulated OCI (prior period effective portion)	Location reclassified from accumulated OCI into profit and loss (prior period effective portion)
Interest rate contracts	$7,429	Other income (expense)	$8,242	Interest Expense

See Fair Value Measurements below for the fair value of the 2019 Swaps at September 30, 2024.
CONTINGENT CONSIDERATION -
The HLH Imaging Group Limited fka Heart and Lung Imaging Limited
On November 1, 2022, we completed our acquisition of 75% of the equity interests of Heart and Lung Imaging Limited. The purchase included up to $10.2 million in contingent milestone consideration and cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims, which will be adjusted to fair value in subsequent periods. The holdback had a value of approximately $0.6 million as of September 30, 2024. The contingent consideration is determined by the achievement of a specific number of physician reads. On September 20, 2023, we settled a milestone contingent liability by issuing 56,600 shares of our common stock at an ascribed value of $1.6 million and cash of $1.8 million. On December 12, 2023, we settled a milestone contingent liability by issuing 64,569 shares of our common stock at an ascribed value of $2.3 million and cash of $2.1 million. On March 27, 2024, we partially settled a milestone contingent liability by issuing 95,019 shares of our common stock at an ascribed value of $4.6 million. On April 1, 2024, we settled the remaining milestone contingent liability in cash of $3.6 million.
A tabular roll forward of contingent consideration is as follows (amounts in thousands):

For the three months ended September 30, 2024
Entity	Account	June 30, 2024 Balance	Settlement of contingent consideration	Change in valuation of contingent consideration	Currency translation	September 30, 2024 Balance
Heart and Lung	Accrued expenses	632	$—	$—	$—	$632

For the three months ended September 30, 2023
Entity	Account	June 30, 2023 Balance	Settlement of contingent consideration	Change in valuation of contingent consideration	Currency translation	September 30, 2023 Balance
Heart and Lung	Accrued Expenses & Other Long Term Liabilities	14,358	$(3,402)	$915	$(772)	$11,099

For the nine months ended September 30, 2024
Entity	Account	January 1, 2024 Balance	Settlement of contingent consideration	Change in valuation of contingent consideration	Currency translation	September 30, 2024 Balance
Heart and Lung	Accrued expenses	6,879	$(8,221)	$1,060	$914	$632

For the nine months ended September 30, 2023
Entity	Account	January 1, 2023 Balance	Settlement of contingent consideration	Change in valuation of contingent consideration	Currency translation	September 30, 2023 Balance
Heart and Lung	Accrued Expenses & Other Long Term Liabilities	11,656	$(3,402)	$2,906	$(61)	$11,099
Gain or loss from change in valuation of contingent consideration are recorded within Cost of operations in our Consolidated Statements of Operations.
See Fair Value Measurements below for the fair value of contingent consideration at September 30, 2024.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Long term assets
2019 Swaps - Interest Rate Contracts	$—	$7,689	$—	$7,689

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Current and long term assets
2019 Swaps - Interest Rate Contracts	$—	$15,118	$—	$15,118
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
Contingent Consideration:
The table below summarizes the estimated fair values of holdback relating to our Heart and Lung Imaging Limited acquisition on November 1, 2022 that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Accrued expenses
Heart & Lung Imaging Limited	$—	$—	$632	$632

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Accrued expenses
Heart & Lung Imaging Limited	$—	$—	$6,879	$6,879

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
Long Term Debt:
The table below summarizes the estimated fair value compared to the face value of our long-term debt as follows (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,010,778	$—	$1,010,778	$1,009,687

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$824,759	$—	$824,759	$823,063

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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,209	$17,540	$(2,552)	$4,904

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	73,494,709	67,793,404	72,587,321	62,113,707
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.04	$0.26	$(0.04)	$0.08

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	73,494,709	67,793,404	72,587,321	62,113,707
Add non-vested restricted stock subject only to service vesting	233,235	217,238	—	202,082
Add additional shares issuable upon exercise of stock options and contingently issuable shares	1,437,491	799,176	—	905,462
Weighted average number of common shares used in calculating diluted net income per share	75,165,435	68,809,818	72,587,321	63,221,251
Diluted net income (loss) income per share attributable to RadNet, Inc.'s common stockholders	$0.04	$0.25	$(0.04)	$0.08

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	—	—	680,318	—
Shares issuable upon the exercise of stock options	—	88,600	820,932	761,708
Shares issuable subject to satisfaction of certain contingencies	—	—	—	193,207
Weighted average shares for which the exercise price exceeds average market price of common stock	—	—	—	94,346

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of September 30, 2024, we have four equity investments with an aggregate carrying value of $8.0 million.
During the three months ended September 30, 2024, we recognized a $1.2 million impairment loss on our investment in Israel-based Medic Vision. This was driven by the escalating geopolitical tensions in Israel, which adversely affected market conditions, along with a bona fide offer we received for a similar investment. The offer, which was below the carrying value of our investment, provided a reliable indication of the current fair value of our Medic Vision investment. As a result, we determined that the carrying amount of the investment exceeded its fair value, and the impairment loss has been recorded within "Other income" in our Condensed Consolidated Statements of Operations.
No other observable price changes or impairments in our investments were identified as of September 30, 2024.
INVESTMENT IN JOINT VENTURES – We have 13 unconsolidated joint ventures with ownership interests ranging from 33% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of September 30, 2024.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2024 (in thousands):

Balance as of December 31, 2023	$92,710
Equity in earnings in these joint ventures	11,308
Distribution of earnings	(1,000)
Equity contributions in existing joint ventures	1,496
Balance as of September 30, 2024	$104,514
We charged management service fees from the centers underlying these joint ventures of approximately $5.9 million and $3.9 million for the three months ended September 30, 2024 and 2023 and $17.8 million and $12.2 million for the nine months ended September 30, 2024 and 2023, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures. As we have the ability to exercise significant influence over our joint venture entities, we consider them related parties. Amounts transacted between ourselves and the entities are in the ordinary course of business and are disclosed on our balance sheet in the due from/to affiliate accounts.
The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2024 and December 31, 2023 and income statement data for the nine months ended September 30, 2024 and 2023 (in thousands):

Balance Sheet Data:	September 30, 2024	December 31, 2023
Current assets	$64,175	$39,819
Noncurrent assets	219,478	224,936
Current liabilities	(41,550)	(46,587)
Noncurrent liabilities	(70,607)	(70,834)
Total net assets	$171,496	$147,334

Income statement data for the nine months ended September 30,	2024	2023
Net revenue	$195,905	$129,020
Net income	$23,949	$7,906

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS
Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Updates (ASUs) 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The guidance requires entities to provide enhanced disclosures about significant segment expenses. For entities that have adopted the amendments in ASU 2023-07, the updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. Early adoption is permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Imaging Center Segment

Acquisitions
During the nine months ended September 30, 2024, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California and Texas market. These acquisitions are reported as part of our Imaging Center segment. As of September 30, 2024, we made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands). The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2024; and the fair value determination is preliminary and may be subject to change:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities	Notes payable

Stanislaus Surgical Hospital, LLC	9/16/2024	3,000	504	1,468	2,382	100	15	(1,468)	—
Global Imaging LLP	9/1/2024	$2,900	1,266	—	1,584	50	—	—	—
U.S. Imaging, Inc.	6/1/2024	4,200	4,025	5,597	—	175	—	(5,597)	—
Houston Medical Imaging, LLC	4/1/2024	22,703	15,826	7,929	11,584	1,660	90	(8,089)	(6,297)
Grossman Imaging Center of CMH, LLC	3/31/2024	10,344	1,717	6,304	8,501	280	56	(6,514)	—
Providence Health System - Southern California	3/31/2024	$7,369	1,378	3,441	5,991	—	—	(3,441)	—
Antelope Valley Outpatient Imaging	2/1/2024	$3,530	2,794	563	687	50	—	(563)	—
Total		54,046	27,509	25,302	30,729	2,315	160	(25,672)	(6,297)

During the three months ended September 30, 2024, the Company revised the fair value of certain assets acquired and liabilities assumed of Houston Medical Imaging, LLC’s, Grossman Imaging Center of CMH, LLC, and Providence Health System - Southern California, resulting in an increase of $4.4 million in the net fair value of these assets and liabilities and a corresponding decrease in goodwill. These adjustments did not have an impact on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2024.

Formation of majority owned subsidiary and sale of economic interest
On February 23, 2024, we formed Tri Valley Imaging Group, LLC ("TVIG"), a partnership with Providence Health System - Southern California ("PHS"). The operation offers multi-modality services out of seven locations in Southern

California. On March 29, 2024, we contributed the operations of four centers to the enterprise and PHS contributed a business comprising three centers including $1.4 million of fixed assets and $6.0 million in goodwill. Simultaneously, PHS purchased from us an additional economic interest in TVIG for cash payment of $9.6 million. As a result of the transaction, we recognized a gain of $7.9 million to additional paid in capital and retained a 52% controlling economic interest in TVIG and PHS retains a $7.8 million or 48% noncontrolling economic interest in TVIG.
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
NOTE 5 – SEGMENT REPORTING

In the first quarter of 2024, we revised our reportable segments to combine our eRad business, which was included in the Imaging Center segment, with our AI segment to form a new Digital Health reportable segment. Prior period amounts were adjusted retrospectively to reflect the change in reportable segment. Accordingly, our reportable segments currently include our Imaging Center segment and our Digital Health segment.
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
In the normal course of business, our Imaging Center and Digital Health segments enter into transactions with each other. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues recognized by a segment and expenses incurred by the counterparty are eliminated in consolidation and do not affect consolidated results.

	Three Months Ended September 30, 2024
	Imaging Center	Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$452,368	$8,774	$—	$461,142
Intersegment	—	7,593	(7,593)	—
Total revenue	$452,368	$16,367	$(7,593)	$461,142

	Three months ended September 30, 2023
	Imaging Center	Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$395,613	$6,355	$—	$401,968
Intersegment	—	5,830	(5,830)	—
Total revenue	$395,613	$12,185	$(5,830)	$401,968

	Nine Months Ended September 30, 2024
	Imaging Center		Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$1,325,825		$26,738	$—	$1,352,563
Intersegment	—		20,118	(20,118)	—
Total revenue	$1,325,825	1325825000	$46,856	$(20,118)	$1,352,563

	Nine Months Ended September 30, 2023
	Imaging Center		Digital Health	Intersegment Elimination	Consolidated Total
Revenue:
Third Party	$1,178,873		$17,374	$—	$1,196,247
Intersegment	—		17,492	(17,492)	—
Total revenue	$1,178,873	1178873	$34,866	$(17,492)	$1,196,247
The table below presents segment information reconciled to our financial results, with segment operating income or loss including revenue less cost of operations, depreciation and amortization, and other operating expenses to the extent specifically identified by segment (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Imaging Center	444,775	389,783	$1,305,707	$1,161,381
Digital Health	16,367	12,185	46,856	34,866
Total revenue	$461,142	401,968	$1,352,563	$1,196,247

Cost of Operations
Imaging Center	$374,789	$334,580	$1,120,542	$1,008,814
Digital Health	17,011	7,055	48,571	29,833
Total cost of operations	$391,800	$341,635	$1,169,113	$1,038,647

Depreciation and Amortization:
Imaging Center	$32,032	$30,221	$94,095	$89,743
Digital Health	2,947	1,989	7,727	5,962
Total depreciation and amortization	$34,979	$32,210	$101,822	$95,705

Gain on contribution of imaging centers into joint venture:
Imaging Center	$—	$(16,808)	$—	$(16,808)
Digital Health	—	—	—	—
Total (gain) loss on contribution of imaging centers into joint venture	$—	$(16,808)	$—	$(16,808)

Loss (gain) on Disposal of Equipment:
Imaging Center	$153	$524	$739	$1,185
Digital Health	(5)	3	(4)	(2)
Total loss on disposal of equipment	$148	$527	$735	$1,183

Severance
Imaging Center	$271	$1,141	$720	$1,417
Digital Health	33	12	77	1,740
Total severance	$304	$1,153	$797	$3,157

Income (Loss) from Operations
Imaging Center	$37,530	$40,125	$89,611	$77,030
Digital Health	(3,619)	3,126	(9,515)	(2,667)
Total income from operations	$33,911	$43,251	$80,096	$74,363
NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE

At September 30, 2024 we had two principal secured credit facilities consisting of our Barclays credit facility and our Truist credit facility. Each facility includes a term loan component and a revolving credit facility. At September 30, 2024, we were in compliance with all covenants under our credit facilities.

Barclays Credit Facility

On April 18, 2024, we entered into a Third Amended and Restated First Lien Credit and Guaranty Agreement (the “Barclays Credit Agreement”), with Barclays Bank Plc and the lenders and financial institutions named therein, which provides for $875.0 million of senior secured term loans (the “Barclays Term Loan”) and a $282.0 million senior secured revolving credit facility (the “Barclays Revolving Credit Facility”). Our borrowing under the Barclays Revolving Credit Facility is secured by a lien on all of our assets.

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

Barclays Term Loan:

The Barclays Term Loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates (without giving effect to our 2019 Swaps) were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
Through March 31, 2023	Eurodollar plus 2.50% Alternative Base Rate plus 2.00%	4.63% 8.00%
April 1, 2023 to April 18, 2024	SOFR plus 3.00% Alternative Base Rate plus 2.00%	8.33% (credit spread adjustment of 0.11%) 10.5%
After April 18, 2024	SOFR plus 2.5% Prime Rate plus 1.5%	7.78% (credit spread adjustment of 0.00% ) 9.5%

With the recent restatement, we are required to make quarterly principal payments of $2.2 million (up from $1.8 million under the prior credit agreement). The Barclays Term Loan will mature on April 18, 2031 unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility is deferred financing costs, net of accumulated amortization, of $2.0 million at September 30, 2024.

Amounts borrowed under the Barclays Revolving Credit Facility bear interest at either SOFR plus 3.00% or the Prime Rate plus 2% (with step-downs based on attainment of certain first lien net leverage ratio benchmarks). As of September 30, 2024, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 10.50%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at September 30, 2024. After reserves of $8.3 million for certain letters of credit, $273.7 million was available to draw upon as of September 30, 2024.

The Barclays Revolving Credit Facility terminates on April 18, 2029, unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Truist Credit Facility
On October 7, 2022 our subsidiary New Jersey Imaging Network, Inc.("NJIN") entered into Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Truist Credit Agreement”), with Truist Bank and the lenders and financial institutions named therein, which provides for a $150.0 million term loan (the "Truist Term Loan") and a $50.0 million revolving credit facility (the “Truist Revolving Credit Facility”). The Truist Credit agreement is secured by the assets of NJIN.
Truist Term Loan:

The Truist Term Loan currently bears interest at SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At September 30, 2024 the applicable margin for SOFR was 1.5%.

We are required to make quarterly principal payments of $1.9 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist Revolving Credit Facility is a $50.0 million secured revolving credit facility. Associated with the Truist Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $0.4 million at September 30, 2024.

Amounts borrowed under the Truist Revolving Credit Facility bear interest at either SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.30% per annum accrues on the unused revolver commitments under the Truist Revolving Credit Facility.

We had no balance under our $50.0 million Truist Revolving Credit Facility at September 30, 2024. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of September 30, 2024.

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

Debt Obligations
As of September 30, 2024 and December 31, 2023 our term loan debt and other obligations are as follows (in thousands):

	September 30, 2024	December 31, 2023
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$872,812	$678,687
Discount on Barclays Term Loans	(15,234)	(9,041)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	136,875	144,375
Discount on Truist Term Loan Agreement	(792)	(990)
Equipment notes payable at 3.6% to 7.2%, due through 2029, collateralized by medical equipment	25,989	17,011
Total debt obligations	1,019,650	830,042
Less: current portion	(23,378)	(17,974)
Long term portion of debt obligations	$996,272	$812,068
NOTE 7 – STOCK-BASED COMPENSATION
Stock Incentive Plans

We have one long-term equity incentive plan, the RadNet, Inc. Equity Incentive Plan, which has been amended and restated on April 20, 2015, March 9, 2017, April 15, 2021, April 27, 2023, and most recently following approved by our stockholders at our annual stockholders meeting on June 7, 2023 (the “Restated Plan”). We have reserved for issuance under the Restated Plan 20,100,000 shares of common stock. We can issue options (incentive and nonstatutory), performance based options, stock awards (restricted or unrestricted), stock units, performance based stock units, and stock appreciation rights under the Restated Plan.
Options
Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over 3 to 5 years and expire 5 to 10 years from the date of grant.
The following summarizes all of our option transactions for the nine months ended September 30, 2024:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	911,411	$16.60
Granted	—	—
Exercised	(60,306)	6.15
Balance, September 30, 2024	851,105	17.34	5.69	$44,301
Exercisable at September 30, 2024	729,806	16.62	5.31	38,515
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2024 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on September 30, 2024. As of September 30, 2024, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.5 million, which is expected to be recognized over a weighted average period of approximately 0.39 years.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of September 30, 2024, total unrecognized stock based compensation expense related to non-vested DeepHealth options was insignificant.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	79,073	$—
Exercised	(9,377)	—
Balance, September 30, 2024	69,696	—	5.0	$4,836
Exercisable at September 30, 2024	69,696	—	5.0	4,836
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA's and RSU's activities during the nine months ended September 30, 2024:

	RSAs and RSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs and RSUs unvested at December 31, 2023	762,083		$22.13
Changes during the period
Granted	797,309		$37.40
Vested	(875,185)		$27.78
Forfeited or Canceled	(13,460)		$27.74
RSAs and RSUs unvested at September 30, 2024	670,747	1.74	$32.33
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
Shares available
Of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2024, there remain approximately 3,285,500 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS
Pink Perception LLC

On October 1, 2024, we entered into an agreement to acquire Pink Perception LLC for a purchase consideration of approximately $4.0 million. Pink Perception LLC consists of two multi-modality imaging centers located in New York. The acquisition closed in the fourth quarter of 2024.

Kheiron Medical Technologies Limited
On October 22, 2024, we acquired Kheiron Medical Technologies Limited for a purchase consideration of approximately $1.0 million. Kheiron Medical Technologies Limited is a UK-based AI cancer diagnostic company focused on developing deep learning solutions to support radiologists improve breast cancer detection.
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
Overview
We are a national provider of diagnostic imaging services in the United States. At September 30, 2024, we operated directly or indirectly through joint ventures with hospitals, 399 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Internationally, our subsidiary The HLH Imaging Group Limited fka Heart and Lung Imaging Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.
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
Recent Developments
The following table shows our imaging centers in operation and revenues for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Centers in operation	399	363
Net revenues (millions)	$1,353	$1,196

Our imaging services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. The multi-modality offering provides a “one-stop” solution for our customers and referral sources. It also diversifies our revenue base, and reduces our exposure to changes in reimbursement rates for certain imaging modalities. The following charts summarize our procedure volumes for various imaging modalities for the three months ended September 30, 2024 and 2023:

2024 Q3 Scan Volume by Modality

Nuclear Medicine
0.3%
MRI
16.3%
CT
9.7%
PET / CT
0.7%
Mammo
17.7%
XRAY and Other
31.5%
Ultrasound
23.8%

Percentages may not add to 100% due to rounding

2023 Q3 Scan Volume by Modality
Nuclear Medicine
0.3%
MRI
15.5%
CT
9.2%
PET / CT
0.6%
Mammo
18.0%
XRAY and Other
32.1%
Ultrasound
24.2%

Percentages may not add to 100% due to rounding

Our revenue is derived from a diverse mix of payors, including private, managed care capitated and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three and nine months ended September 30, 2024 and 2023 received from our various payors is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Payor	2024	2023	2024	2023
Commercial insurance	$255,375	$218,923	$752,514	$652,597
Medicare	102,852	89,981	298,001	262,719
Medicaid	10,894	10,519	32,804	30,279
Workers' compensation/personal injury	10,232	9,745	33,088	34,785
Other patient revenue	10,607	10,443	34,524	30,191
Management fee revenue	6,242	3,922	18,255	12,203
Heart and lung	4,696	2,441	12,553	6,377
Other	10,314	3,768	18,918	14,248
Revenue under capitation arrangements	33,563	40,041	105,050	117,982
Imaging Center Segment Revenue	444,775	389,783	1,305,707	1,161,381
Digital Health Segment Revenue	16,367	12,185	46,856	34,866
Total service revenue	461,142	$401,968	$1,352,563	$1,196,247
Acquisitions
During the nine months ended September 30, 2024, we completed the acquisition of certain assets of entities which engage directly in the practice of radiology or in associated businesses for an aggregate consideration of $54.0 million. These acquisitions include:
Antelope Valley Outpatient Imaging: 1 imaging center in California;
Providence Health System Southern California: 3 imaging centers in California;
Grossman Imaging Center of CMH, LLC: 4 imaging centers in California;
Houston Medical Imaging, LLC: 9 imaging centers in Houston, Texas;
U.S. Imaging, Inc.: 6 imaging centers in Houston, Texas;
Stanislaus Surgical Hospital: 1 imaging center in Modesto, California; and
Global Imaging LLP: 1 imaging center in Sugar Land, Texas.
The purpose of these acquisitions was to expand our imaging business into Houston, Texas a new market, and to strengthen our presence in the California market. With a population of approximately 7.3 million people, Houston is the fourth largest city in the United States. See Note 4, Business Combinations and Related Activity to the financial statements in this report for additional information, including the fair value determination of the acquired assets and assumed liabilities, associated with these acquisitions.

Joint Venture Activity
At September 30, 2024, 38% of our imaging centers were operating as joint ventures with large health care providers. We have joint venture arrangements with 24 hospital and health system partners (inclusive of consolidated and unconsolidated joint ventures), including MemorialCare (24 centers), RWJ Barnabas (35 centers), Cedars Sinai (18 centers), Dignity Health (28 centers), and MedStar Health System (5 centers). We manage the day to day operations for these joint ventures and perform most management services in exchange for a management fee. We charged management service fees from the centers underlying these joint ventures of approximately $5.9 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively. For information on our investment in unconsolidated joint ventures, key balance sheet data and income statement data for the unconsolidated joint ventures, see Note 2, Significant Accounting Policies – Investment in Joint Ventures
to the financial statements included in this report.
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
Revenues

Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied, which is generally over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payors. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations, changes in business and economic conditions, and the frequent changes in managed care contractual terms resulting from contract re-negotiations and renewals.

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
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended September 30, 2024.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended September 30, 2024.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at September 30, 2024 totaled $711.8 million. Indefinite Lived Intangible Assets at September 30, 2024 were $20.2 million and are associated with the value of certain trade name intangibles and in process research and development ("IPR&D"). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill for a reporting unit exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. Our annual impairment test of goodwill and trade name noted no impairment as of October 1, 2023, and we have not identified any other indicators of impairment through September 30, 2024.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.
Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Imaging Center Segment
We have developed our medical imaging centers segment through a combination of organic growth, acquisitions and joint venture formations. In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of July 1, 2023 through September 30, 2024. Excluded amounts relate to imaging centers that were acquired or divested between July 1, 2023 through September 30, 2024.

Total Revenue

In Thousands	Three Months Ended September 30,
Revenue	2024	2023	$ Increase	% Change
Total	$444,775	$389,783	$54,992	14.1%
Same Center	$422,881	$381,620	$41,261	10.8%
Excluded	$21,894	$8,163	—	—
Our 10.8% increase in same center revenue over the same period last year was driven by increases in fees charged per imaging procedure and an increase in procedures volumes. Same center total procedure volume grew at an overall rate of 4.0% which was comprised of a 2.55% increase in routine imaging and an 8.6% increase in advanced modality imaging procedures. The increase in revenue was largely attributable to product mix, as advanced imaging was a greater portion of overall procedures. A significant contributor to the change in product mix was the increase in PETHC procedures related to prostate cancer and suspect Alzheimer’s studies, which are included in advanced modality imaging procedures.

Operating Expenses

Total operating expenses for the three months ended September 30, 2024 increased approximately $57.6 million, or 16.5%, to $407.2 million for the three months ended September 30, 2024 from $349.7 million for the three months ended September 30, 2023. The following table breaks down our cost of operations and total operating expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Salaries and professional reading fees, excluding stock-based compensation	$243,066	$210,314
Stock-based compensation	4,195	3,937
Building and equipment rental	31,104	29,720
Medical supplies	26,668	21,285
Other operating expenses *	69,756	69,324
Cost of operations	374,789	334,580

Depreciation and amortization	32,032	30,221
Gain on contribution of imaging centers into joint venture	—	(16,811)
Loss on sale and disposal of equipment	153	524
Severance costs	271	1,141
Total operating expenses	$407,245	$349,655
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended September 30, 2024 and 2023 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended September 30,
Salaries and Professional Fees	2024	2023	$ Increase/(Decrease)	% Change
Total	$243,066	$210,314	$32,752	15.6%
Same Center	$231,039	$206,401	$24,638	11.9%
Excluded	$12,027	$3,913	—	—

Consistent with the higher procedure volumes noted above, our staffing levels were adjusted to support the influx of patients seeking radiology procedures. We are continuing to face inflation in employee wage rates as we compete for talent in a tight labor market.
Stock-based compensation

Stock-based compensation for the three months ended September 30, 2024 increased approximately $0.3 million, or 6.6%, to $4.2 million from $3.9 million for the three months ended September 30, 2023. The increase is primarily due to higher fair value of stock awards granted in the first quarter of 2024.

Building and equipment rental

In Thousands	Three Months Ended September 30,
Building & Equipment Rental	2024	2023	$ Increase/(Decrease)	% Change
Total	$31,104	$29,720	$1,384	4.7%
Same Center	$27,763	$27,512	$251	0.9%
Excluded	$3,341	$2,208	—	—

Building and equipment rental expense on a same center basis was relatively unchanged from the prior period.
Medical supplies

In Thousands	Three Months Ended September 30,
Medical Supplies Expense	2024	2023	$ Increase/(Decrease)	% Change
Total	$26,668	$21,285	$5,383	25.3%
Same Center	$25,213	$20,614	$4,599	22.3%
Excluded	$1,455	$671	—	—

The increase in medical supplies expense was driven by our higher patient volume and product shift towards more advanced imaging modalities. The increase in PETHC procedures related to prostate cancer and suspected Alzheimer studies also raised medical supplies expense due to the requirement for high-cost isotope tracers.
Other operating expenses

In Thousands	Three Months Ended September 30,
Other Operating Expenses	2024	2023	$ Increase/(Decrease)	% Change
Total	$69,756	$69,324	$432	0.6%
Same Center	$66,254	$67,584	$(1,330)	(2.0)%
Excluded	$3,502	$1,740	—	—

Other operating expenses was relatively unchanged compared to the same period in the prior year and lower as a percentage of overall revenues.
Additional segment operating and non-operating expenses

In Thousands	Three Months Ended September 30,
	2024	2023	$ Increase/(Decrease)	% Change
Depreciation and amortization	$32,032	$30,221	$1,811	6.0%
Loss on disposal of equipment and other	$153	$524	$(371)	(70.8)%
Non-cash change in fair value of interest rate hedge	$6,754	$1,014	5,740	566.1%
Other income	($8,233)	($4,673)	(3,560)	76.2%
Severance	$271	$1,141	(870)	(76.2)%

The increase in depreciation expense was the result of our higher depreciable asset base.
The fair value of the 2019 Swaps at September 30, 2024 was a net asset of $7.7 million compared to a net asset of $14.4 million June 30, 2024, resulting in a loss of $6.8 million during the three months ended September 30, 2024. This change in fair value was driven by market expectations of continued declines in interest rates over the remaining term of the 2019 Swaps.
Other income for the three months ended September 30, 2024 included money market interest income of $9.6 million, partially offset by a impairment of non-marketable securities of $1.2 million. Interest income for the three months ended September 30, 2024 increased approximately $6.0 million, or 164.9%, to $9.6 million from $3.6 million for the three months ended September 30, 2023. The increase is primarily due to higher average cash balance in our money market account for the three months ended September 30, 2023

In Thousands	Nine Months Ended September 30,
	2024	2023	$ Increase/(Decrease)	% Change
Interest income	(9,580)	(3,616)	$(5,964)	164.9%
Debt restructuring and extinguishment expenses	147	0	$147	nm
Other non-operating losses (income)	1,200	(1,057)	$2,257	(213.5)%
Total other income	$(8,233)	$(4,673)	$(3,560)	76.2%

In Thousands	Three Months Ended September 30,
	2024	2023	$ Increase/(Decrease)	% Change

Total other income	($8,233)	($4,673)	(3,560)	76.2%
Interest expense

In Thousands	Three Months Ended September 30,
Interest Expense	2024	2023	$ Increase/(Decrease)	% Change
Total Interest Expense	$19,427	$16,115	$3,312	20.6%
Interest expense related to derivatives*	(2,068)	(2,913)
Interest expense related to amortization**	795	746
Adjusted Interest Expense***	20,700	18,282	2,418	13.2%

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

During the three months ended September 30, 2024, interest rates were above the arranged rates in our 2019 Swaps for most of the year and we received payment of $3.4 million in cash payments from our 2019 swap counterparties, which was reported as a component of interest expense. Also, the 2019 Swaps for $100 million of notional value matured in October 2023, so they were in effect for the third quarter of 2023, but not 2024. See the Derivative Instruments section of Note 2, Significant Accounting Policies, in the notes accompanying in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2024 and 2023 we recognized equity in earnings from unconsolidated joint ventures in the amount of $3.6 million and $1.1 million, respectively, an increase of $2.5 million or 231.6%. The increase was mainly due to the additional contribution made to Santa Monica Imaging Group, LLC in September 2023. Santa Monica Imaging Group operated at a net income for the three months ended September 30, 2024, which positively impacted our equity in earnings from unconsolidated joint ventures during the period. Additionally, we experienced improved earnings from our interest in the Arizona Diagnostic Radiology Group joint venture, which was established in the fourth quarter of 2020.
Net income attributable to noncontrolling interests
At September 30, 2024, our consolidated subsidiaries operated 345 imaging centers of which 98 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At September 30, 2023, our consolidated subsidiaries included 320 centers of which 83 were not wholly-owned.
For the three months ended September 30, 2024, we recognized net income attributable to noncontrolling interests of $9.0 million versus $6.5 million for the three months ended September 30, 2023, an increase of $2.6 million. The increase in net income attributable to noncontrolling interests was primarily due to the formation of a new majority owned subsidiary, Los Angeles Imaging Group, LLC in September 2023 and Tri Valley Imaging Group, LLC in March 2024. We contributed the operations of three centers to Los Angeles Group, LLC and Cedars-Sinai Medical Center contributed cash. Additionally, patient volumes for advanced modalities improved in 2024 and we closed two underperforming centers in a majority owned subsidiary, Beach Imaging Group, LLC in December 2023.
As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health Segment which generated losses of $3.6 million for the three months ended September 30, 2024, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
In the discussion below, same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2023 through September 30, 2024. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2023 through September 30, 2024.
Total Revenue

In Thousands	Nine Months Ended September 30,
Revenue	2024	2023	$ Increase	% Change
Total	$1,305,707	$1,161,381	$144,326	12.4%
Same Center	$1,224,946	$1,107,208	$117,738	10.6%
Excluded	$80,761	$54,173	—	—
Our 10.6% increase in same center revenue over the same period last year was driven by increases in fees charged per imaging procedure and same center total procedure volume growth of 3.3% inclusive of rises in routine and advanced modality imaging procedures of 1.82% and 7.76%, respectively. The increase in revenue was largely attributable to product mix product mix, as advanced imaging was a greater portion of overall procedures. A significant contributor to the change in product mix was the increase in PETHC procedures related to prostate cancer and suspected Alzheimer studies, which are included in advanced modality imaging procedures.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2024 increased approximately $131.7 million, or 12.1%, to $1,216.1 million for the nine months ended September 30, 2024 from $1,084.4 million for the nine months ended September 30, 2023. The following table breaks down our cost of operations and total operating expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Salaries and professional reading fees, excluding stock-based compensation	$731,134	$635,016
Stock-based compensation	19,614	19,484
Building and equipment rental	89,827	88,592
Medical supplies	75,146	63,829
Other operating expenses *	204,821	201,893
Cost of operations	1,120,542	1,008,814

Depreciation and amortization	94,095	89,743
Gain on contribution of imaging centers into joint venture	—	(16,808)
Loss on sale and disposal of equipment	739	1,185
Severance costs	720	1,417
Total operating expenses	$1,216,096	$1,084,351
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Nine Months Ended September 30,
Salaries and Professional Fees	2024	2023	$ Increase/(Decrease)	% Change
Total	$731,134	$635,016	$96,118	15.1%
Same Center	$693,291	$611,204	$82,087	13.4%
Excluded	$37,843	$23,812	—	—

Staffing levels have been adjusted to support higher patient volumes with the corresponding rise in salaries and professional fee expense. We are continuing to face inflation in employee wage rates as we compete for talent in a tight labor market.
Stock-based compensation

Stock-based compensation was relatively unchanged at $19.6 million for the nine months ended September 30, 2024 compared to $19.5 million for nine months ended September 30, 2023.
Building and equipment rental

In Thousands	Nine Months Ended September 30,
Building & Equipment Rental	2024	2023	$ Increase/(Decrease)	% Change
Total	$89,827	$88,592	$1,235	1.4%
Same Center	$79,558	$80,442	$(884)	(1.1)%
Excluded	$10,269	$8,150	—	—

The decrease in building and equipment rental expense relates to reduced equipment rental relating to operating lease contracts which ended or were bought out during 2023.
Medical supplies

In Thousands	Nine Months Ended September 30,
Medical Supplies Expense	2024	2023	$ Increase/(Decrease)	% Change
Total	$75,146	$63,829	$11,317	17.7%
Same Center	$70,494	$60,931	$9,563	15.7%
Excluded	$4,652	$2,898	—	—

The increase in medical supplies expense was consistent with our higher patient volume and product shift towards more advanced imaging modalities. The increase in PETHC procedures related to prostate cancer and suspected Alzheimer studies also raised medical supplies expense due to the requirement for high-cost isotope tracers.
Other operating expenses

In Thousands	Nine Months Ended September 30,
Other Operating Expenses	2024	2023	$ Increase/(Decrease)	% Change
Total	$204,821	$201,893	$2,928	1.5%
Same Center	$191,345	$193,385	$(2,040)	(1.1)%
Excluded Sites	$13,476	$8,508	—	—
Other operating expenses was relatively unchanged compared to the same period in the prior year and lower as a percentage of overall revenues.
Additional segment operating and non operating expenses:

In Thousands	Nine Months Ended September 30,
	2024	2023	$ Increase/(Decrease)	% Change
Depreciation and amortization	$94,095	$89,743	$4,352	4.8%
Gain on contribution of imaging centers into joint venture	$0	$(16,808)	$16,808	nm
Loss on disposal of equipment and other	$739	$1,185	$(446)	(37.6)%
Non-cash change in fair value of interest rate hedge	$7,429	$949	$6,480	682.8%
Other income	$(12,753)	$(6,323)	$(6,430)	101.7%
Severance	$720	$1,417	$(697)	(49.2)%

The increase in depreciation expense was the result of our higher depreciable asset base.
The fair value of the 2019 Swaps at September 30, 2024 was a net asset of $7.7 million compared to a net asset of $15.1 million December 31, 2023, resulting in a loss of $7.4 million during the nine months ended September 30, 2024. This change in fair value was driven by market expectations of continued declines in interest rates over the remaining term of the 2019 Swaps.
Other income for the nine months ended September 30, 2024 included money market interest income of $22.7 million, partially offset by an impairment of non-marketable securities of $1.2 million and a debt extinguishment and restructuring charges of $8.9 million, which related to refinancing of our Barclays credit facility. See Note 6 Credit Facilities and Notes Payable included in the notes to our condensed consolidated financial statements. Interest income for the nine months ended September 30, 2024 increased approximately $16.4 million, or 260.2%, to $22.7 million from $6.3 million for the nine months ended September 30, 2024. The increase is primarily due to higher average cash balance in our money market account for the nine months ended September 30, 2024

In Thousands	Nine Months Ended September 30,
	2024	2023	$ Increase/(Decrease)	% Change
Interest income	(22,681)	(6,297)	$(16,384)	260.2%
Debt restructuring and extinguishment expenses	8,909	0	$8,909	nm
Other non-operating losses (income)	1,019	(26)	$1,045	(4019.2)%
Total other income	$(12,753)	$(6,323)	$(6,430)	101.7%

nm= not meaningful

Interest expense

In Thousands	Nine Months Ended September 30,
Interest Expense	2024	2023	$ Increase/(Decrease)	% Change
Total Interest Expense	$61,776	$47,876	$13,900	29.0%
Interest expense related to derivatives*	776	(7,138)
Interest expense related to amortization**	2,336	2,240
Adjusted Interest Expense***	58,664	52,774	5,890	11.2%

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

During the nine months ended September 30, 2024, interest rates were above the arranged rates in our 2019 Swaps for most of the year and we received payment of $10.2 million in cash payments from our 2019 swap counterparties, which was reported as a component of interest expense. Also, the 2019 Swaps for $100 million of notional value matured in October 2023, so they were in effect for the third quarter of 2023, but not 2024. See the Derivative Instruments section of Note 2, Significant Accounting Policies, in the notes accompanying in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2024 we recognized equity in earnings from unconsolidated joint ventures in the amount of $11.3 million compared to $3.9 million for the prior period, an increase of $7.4 million or 187.4%. The increase was mainly due to the additional contribution made to SMIG in September 2023. SMIG operated at a net income for the nine months ended September 30, 2024, which positively impacted our equity in earnings from unconsolidated joint ventures during the period. Additionally, the increase was supported by improved earnings from our interest in the Arizona Diagnostic Radiology Group joint venture, which was established in the fourth quarter of 2020.
Income tax expense
We recorded income tax expense of $4.9 million, or an effective tax rate of 16.7%, for the nine months ended September 30, 2024 and $7.7 million, or an effective tax rate of 24.1% for the nine months ended September 30, 2023. The income tax rates for the nine months ended September 30, 2024 diverge from the federal statutory rate due to (i) effects of state income taxes ; (ii) officer's compensation limitations; (iii) partial valuation allowance on losses in foreign jurisdictions, partially offset by (iv) excess tax benefits attributable to share based compensation; and (v) noncontrolling interests from controlled partnerships.
Net income attributable to noncontrolling interests
At September 30, 2024, our consolidated subsidiaries operated 345 imaging centers of which 98 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At September 30, 2023, our consolidated subsidiaries included 320 centers of which 83 were not wholly-owned.

For the nine months ended September 30, 2024, we recognized net income attributable to noncontrolling interests of $27.2 million versus $19.4 million for the nine months ended September 30, 2024, an increase of $7.8 million. The increase in net income attributable to noncontrolling interests was primarily due to the formation of a new majority owned subsidiary, Los Angeles Imaging Group, LLC in September 2023 and Tri Valley Imaging Group, LLC in March 2024. We contributed the operations of three centers to Los Angeles Imaging Group, LLC and Cedars-Sinai Medical Center contributed cash. Net income attributable to noncontrolling interests was also impacted by an increase in patient volumes for advanced modalities in 2024 and the closure of two underperforming centers in a majority owned subsidiary, Beach Imaging Group, LLC in December 2023.
As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health Segment which generated losses of $9.5 million for the nine months ended September 30, 2024, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

Digital Health Segment

The breakdown of revenue and expenses of the segment for the three and nine months ended September 30, 2024 and 2023 are as follows:

In Thousands	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Statement of Operations
Revenue	$16,367	$12,185	$4,182	34.3%	$46,856	$34,866	$11,990	34.4%
Salaries and Wages	7,119	6,022	1,097	18.2%	18,631	18,710	(79)	(0.4)%
Stock Compensation	528	388	140	36.1%	1,755	1,897	(142)	(7.5)%
Other operating	6,020	645	5,375	833.3%	18,208	9,226	8,982	97.4%
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,344	—	3,344	—	9,977	—	9,977	—
Depreciation & Amort.	2,947	1,989	958	48.2%	7,727	5,962	1,765	29.6%
(Gain) loss on sale and disposal of equipment and other	(5)	3	(8)	(266.7)%	(4)	(2)	(2)	100.0%
Severance	33	12	21	175.0%	77	1,740	(1,663)	(95.6)%
Total operating expenses	$19,986	$9,059	$10,927	120.6%	$56,371	$37,533	$18,838	50.2%
Loss from Operations	$(3,619)	$3,126	$(6,745)	(215.8)%	$(9,515)	$(2,667)	$(6,848)	256.8%
Other expense	2,966	590	2,376	402.7%	5,413	3,715	1,698	45.7%
Loss before taxes	(6,585)	2,536	(9,121)	(359.7)%	(14,928)	(6,382)	(8,546)	133.9%
Income taxes	$(37)	$(4,472)	$4,435	(99.2)%	$(346)	$(5,829)	$5,483	(94.1)%
Segment net loss	(6,548)	7,008	(13,556)	(193.4)%	(14,582)	(553)	(14,029)	2536.9%

Revenues for the Digital Health segment increased as a result of core growth in our eRad PICS business, the rollout in 2023 of our Deephealth OS, and continued rollout of our Enhanced Breast Cancer Detection solutions across additional facilities. The increase in operating expenses was primarily related to salary expense as we increased headcount in connection with the commercialization of our initial AI products and higher non-capitalized research and development expenses with respect to our new DeepHealth cloud OS and generative AI. In the three months ended September 30, 2023, we recognized a non-recurring gain of $7.2 million from change in fair value of contingent consideration, offsetting against other operating expense. Aside from the effect of that one-time gain and increased non-capitalized research and development expenses, our net loss for the segment was consistent with the prior year. We expect that our Digital Health segment will continue to generate net losses over the next several years.

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
The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to RadNet, Inc. common stockholders	$3,209	$17,540	$(2,552)	$4,904
Income taxes	4,335	7,220	4,927	7,741
Interest expense	19,427	16,115	61,776	47,876
Severance costs	304	1,153	797	3,157
Depreciation and amortization	34,979	32,210	101,822	95,705
Non-cash employee stock-based compensation	4,723	4,325	21,369	21,381
Loss (gain) on sale and disposal of equipment and other	148	527	735	1,183
Non-cash change in fair value of interest rate hedge	6,755	1,015	7,429	949
Other expenses	(5,414)	(4,081)	(16,248)	(2,609)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,345	—	9,977	—
Loss (gain) on contribution of imaging centers into joint venture	—	(16,808)	—	(16,808)
Loss (gain) on extinguishment of debt and related expenses	147	—	8,909	—
Non-cash change to contingent consideration	—	(6,276)	1,974	(3,646)
Acquisition related non-cash intangible adjustment	—	3,950	—	3,950
Non-operational rent expenses	1,287	1,030	3,119	2,748
Acquisition transaction costs	417	—	417	—
Adjusted EBITDA - Total Company	$73,662	$57,920	$204,451	$166,531

Adjusted EBITDA - Digital Health Segment	3,229	2,279	10,018	3,689

Adjusted EBITDA - Imaging Center	$70,433	$55,641	$194,433	$162,842

The following table is a reconciliation of GAAP net income for our Digital Health Segment to Adjusted EBITDA for the three months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment net loss	$(6,550)	$7,008	$(14,582)	$(552)
Stock Compensation	528	388	1,755	1,897
Depreciation & Amortization	2,947	1,989	7,727	5,962
Other operating loss	(5)	3	(4)	(2)
Other (income) expense	2,966	592	5,414	3,714
Severance	34	12	77	1,740
Income taxes	(36)	(4,472)	(346)	(5,829)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,345	—	9,977	—
Non-cash change to contingent consideration	—	(7,191)	—	(7,191)
Acquisition related to non-cash intangible adjustment	—	3,950	—	3,950
Adjusted EBITDA - Digital Health Segment	$3,229	$2,279	$10,018	$3,689

Liquidity and Capital Resources

We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under our credit facilities will be sufficient to sustain our operations for the next twelve months and the foreseeable future.

Our principal capital requirements are for the development of new diagnostic imaging centers, the acquisition of existing diagnostic imaging centers and the acquisition of new diagnostic imaging equipment. On a continuing basis, we evaluate various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing available under our secured credit facilities or through new equity or debt issuances.

We and our subsidiaries or affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

The following table summarizes key balance sheet data related to our liquidity as of September 30, 2024 and December 31, 2023 and income statement data for the nine months ended September 30, 2024 and 2023 (in thousands):

Balance Sheet Data:	September 30, 2024	December 31, 2023
Cash and cash equivalents	$748,916	$342,570
Accounts receivable	199,076	163,707
Working capital (exclusive of current operating lease liabilities)	604,874	197,805
Stockholders' equity	1,119,634	813,359

Income statement data for the nine months ended September 30,	2024	2023
Total net revenue	$1,352,563	$1,196,247
Net (loss) income attributable to RadNet common stockholders	(2,552)	4,904

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the nine months ended September 30, 2024 and 2023 (in thousands):

Cash Flow Data	September 30, 2024	September 30, 2023
Cash provided by (used in) operating activities	$190,494	$131,943
Cash provided by (used in) investing activities	(184,257)	(152,823)
Cash provided by (used in) financing activities	400,069	231,101
Cash provided by operating activities for the nine months ended September 30, 2024 increased by $58.6 million compared to September 30, 2023 primarily driven by a $35.7 million change in assets and liabilities, primarily due to the timing of payments for accounts payable and accrued expenses.

Cash used in investing activities for the nine months ended September 30, 2024 increased from September 30, 2023 by $31.4 million. Purchases of imaging centers during the period was $37.7 million, a $26.8 million increase from the prior period. Capital expenditures for property and equipment during the period was $145.2 million, a $8.6 million increase from the prior period.

Cash provided by financing activities for the nine months ended September 30, 2024 resulted from a secondary public offering of our common stock and a refinancing of our Barclays credit facility. In March 2024, we completed a public offering of 5,232,500 shares of our common stock, which included 682,500 shares sold pursuant to an underwriters overallotment option, at a price to the public of $44.00 per share, resulting in net proceeds after underwriting discounts, commissions, and expenses of $218.3 million. In April 2024, we refinanced our Barclays credit facility replacing the prior facility with an $875 million term loan. After paying off the balance on the prior facility, payment of accrued interest through the closing of the refinance transaction, and payment of transaction fees and expenses, we added approximately $167.9 million in cash to the balance sheet.
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
Our condensed consolidated balance sheets at September 30, 2024 include $1,009.7 million of total term loan debt (exclusive of unamortized discounts of $15.8 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loan	$872,812	$(15,234)	$857,578
Truist Term Loan	136,875	(792)	136,083
Total Term Loans	$1,009,687	$(16,026)	$993,661

At September 30, 2024, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $8.3 million, we had $273.7 million available for borrowing under our Barclays Revolving Credit Facility and $50.0 million available under our Truist Revolving Credit Facility.

Please see Note 6, Credit Facilities and Notes Payable in the notes to financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk:
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Pound Sterling, Euro, Canadian Dollar and Hungarian Forint. We provide radiological services in the United Kingdom, conduct Artificial Intelligence operations in the Netherlands, and maintain research and development centers in Canada, Hungary and India. We do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2024, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.3 million in operating expenses.
Interest Rate Sensitivity:
Our debt instruments, including borrowings under our Barclays credit facility and our Truist credit facility, bear interest at variable rates. Accordingly, our interest expense and our earnings are affected by changes in short term interest rates.
To mitigate our future floating rate interest expense exposure we entered into the 2019 Swaps with locked in interest rates for one-month Term SOFR of 1.89% for $100 million of notional value and 1.98% for $400 million of notional value. We are liable for premium payments to the 2019 swap counterparties if interests rates are below the arranged rates, and receive payments from the 2019 swap counterparties if interest rates exceed the arranged rates. If interest rates were to theoretically reduce to 0%, our maximum premium payment would be the difference between the two swapped rates and 0% then multiplied by the notional value of the swaps, or $1.89 million per year for the $100 million swap and $8.0 million per year for the $400 million swap. Payments under the 2019 Swaps are settled in cash on a monthly basis. The 2019 Swaps for the $100 million of notional value matured in October 2023, so they were in effect for the third quarter of 2023, but not 2024. The 2019 Swaps for the $400 million notional amount will expire in October 2025.
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the Barclays Term Loan. At September 30, 2024, we had $872.8 million outstanding subject to an SOFR election on the Barclays Term Loan. At September 30, 2024, our effective SOFR interest rate plus applicable margin was 7.78%. The 2019 Swaps secure a $1.98% SOFR rate for a $400 million notional amount. After giving effect to our 2019 Swaps, we had $472.8 million outstanding under the Barclays Term Loan that is unprotected by the 2019 Swaps at September 30, 2024. Consequently, a hypothetical 1% increase in the SOFR rates under the Barclay's credit facility would result in an increase of $4.7 million in annual interest expense and a corresponding decrease in income before taxes. The 2019 Swaps will mature in October 2025.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist credit facility. At September 30, 2024, we had $136.9 million outstanding subject to an adjusted SOFR election on the Truist Term Loan. At September 30, 2024, our effective SOFR rate plus applicable margin was 6.20%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist credit facility would result in an increase of approximately $1.4 million in annual interest expense and a corresponding decrease in income before taxes.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
ITEM 6. Exhibits

Exhibit Number	Description

10.1	Employment Agreement, dated September 11, 2024, between Aidence B.V. and Cornelis Wesdorp (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 12, 2024).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

RADNET, INC.
(Registrant)

Date: November 12, 2024	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)