Form 10-K
period 2024-12-31
RadNet, Inc.
filed 2025-03-03
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.2 billion on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2024.
The number of shares of the registrant’s common stock outstanding on February 24, 2025, was 74,041,715.
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

Business Overview

We are a leading national provider of diagnostic imaging services in the United States based on number of locations and annual imaging revenue. We have been in business since 1985. Our principal business segment is the provision of diagnostic imaging services. As of December 31, 2024, we operated, directly or indirectly through joint ventures with hospitals, 398 imaging centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, Texas and New York.

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

Internationally, our majority-owned subsidiary, The HLH Imaging Group Limited fka Heart & Lung Imaging Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.

We have also established an Artificial Intelligence (AI) division, that develops and deploys AI suites to enhance radiologist interpretations of breast, lung and prostate images. The division is led by our DeepHealth, Inc. subsidiary and includes our acquisitions of Aidence Holding B.V. and Quantib B.V., both based in the Netherlands. The portfolio of software solutions is anchored by eRad, Inc.'s RIS/PACS, informatics designed specifically for outpatient radiology and DeepHealth OS, a cloud-native operating system that helps operate all aspects of the radiology service line from scheduling and patient preparation to technologist workflow to interpretation and referral management.

Available Information

All reports we file with the Securities and Exchange Commission (the “SEC”) are available free of charge via EDGAR through the SEC website at www.sec.gov. We also maintain a website at www.radnet.com where we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. References to our website in this report are provided as a convenience and the information contained on, or otherwise accessible through, the website is not incorporated by reference into, nor does it form a part of this annual report on Form 10-K or any other document that we file with the SEC.

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

In recent years, there has been rapid development of AI tools for the radiology field. By August 2024, the United States Food & Drug Administration (“FDA”) reported that it had granted marketing clearance to over 700 artificial intelligence and machine learning (“AI/ML”)-enabled radiology software products. Modern AI is built by training on large databases to recognize patterns with much higher performance than previously. AI methods are now being employed throughout the imaging industry in a wide variety of ways, such as speeding image acquisition, providing diagnostic assistance, or prioritizing workflows. In addition, AI methods can speed up administrative tasks, such as keeping track of individuals needing procedures on a regular basis (i.e., mammograms, follow-up exams, etc.) and alerting our staff to contact the patient and schedule appointments.

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

Additional improvements in imaging technologies, contrast agents and scan capabilities are leading to new non-invasive diagnostic imaging applications, including methods of diagnosing blockages in the heart’s vital coronary arteries, liver metastases, pelvic diseases and vascular abnormalities without exploratory surgery. We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient and non-

invasive, as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will further increase the use of imaging services. At the same time, the industry has increasingly used upgrades to existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe the use of equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the near-term horizon that will displace MRI, CT or PET as the principal advanced diagnostic imaging modalities.

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

Our Scale and Reputation. As of December 31, 2024, we operated, directly or indirectly through joint ventures with hospitals, 398 centers in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York, and Texas. We are the largest operator of freestanding, fixed-site outpatient diagnostic imaging service centers in the United States, based on number of centers and revenue. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

Our Comprehensive "Multi-Modality" Diagnostic Imaging Offering. The vast majority of our centers offer multiple types of imaging procedures, driving strong relationships with referring physicians and payors in our markets and a diversified revenue base. At each of our multi-modality centers, we offer patients and referring physicians one location to serve their needs for multiple procedures. This prevents multiple patient visits or unnecessary travel between locations, thus increasing patient throughput and decreasing costs and time delays. Our revenue is generated by a broad mix of modalities. We believe our multi-modality strategy lessens our exposure to reimbursement changes in any specific modality.

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

Our Facility Density in Many Highly Populated Areas of the United States. Our diagnostic imaging centers are strategically organized into regional networks concentrated in major population centers in eight states, providing a density that offers unique benefits to our patients, our referring physicians, our payors and us. We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging centers within a particular region can access the patient appointment calendars of other centers within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time, or location preferences. The grouping of our centers within regional networks enables us to easily move technologists and other personnel, as well as equipment, from over-utilized to under-utilized centers on an as-needed basis, and drive referrals. Our organization of referral networks results in increased patient throughput, greater operating efficiencies, better equipment utilization rates and improved response time for our patients. We believe our networks of centers and tailored service offerings for geographic areas drive local physician referrals, make us an attractive candidate for selection as a preferred provider by third-party payors and create economies of scale.

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

Our Experienced and Committed Management Team. Our senior and executive management teams have created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. We have a track record of successful acquisitions and integration of acquired businesses into RadNet and have managed the business through a variety of economic and reimbursement cycles.

Our Technologically Advanced Operations. In 2019, we created an AI division that now hosts the combined efforts of our acquisitions of DeepHealth, Inc., Aidence Holding B.V., and Quantib B.V.. The division is currently focused on developing improved medical interpretation of scans within the fields of mammography, lung and prostate imaging. Given the importance of training data in building modern AI applications as well as getting feedback on performance, our combination of vertical integration and scale provide advantages over other AI creators. Alongside our established subsidiary eRad, Inc., which develops and sells computerized imaging data storage and retrieval systems, we have assembled an industry leading team of software developers to create radiology workflow solutions that improve patient care. The portfolio of software solutions are anchored by eRad, Inc.'s RIS/PACS, informatics designed specifically for outpatient radiology and DeepHealth OS, a cloud-native operating system that helps operate all aspects of the radiology service line from scheduling and patient preparation to technologist workflow to interpretation and referral management. Our DeepHealth, Inc. subsidiary has received FDA clearance for use of its SaigeQ “triage”/workflow product, SaigeDX advanced diagnostic product and Saige-Density breast density assessment software for screening breast mammography, which we have begun to roll out in certain markets as an Enhanced Breast Cancer Detection solution. Our Aidence Holding B.V. subsidiary is developing solutions for interpretation of chest and lung CT scans for lung cancer screening. It has received the CE mark for its solution and has existing customers in seven European countries, with its largest concentration in the United Kingdom, and plans to submit an application for FDA clearance to sell in the United States. Our Quantib B.V. subsidiary is primarily focused on interpretation of prostate MRI for widespread prostate cancer screening. Quantib’s prostate MRI post-processing software has both FDA clearances and European CE marking. Our digital health segment provides these solutions to us and to over 400 customers in the United States, Europe, and Israel.

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

We contract with a Consolidated Medical Group (the “Group”) which consists of professional corporations owned or controlled by individuals within our senior management that provide professional medical services in Arizona, California, Delaware, Maryland, New Jersey and New York. At locations where the Group does not provide professional medical services, we have entered into long-term contracts with third-party radiology groups in the area to provide physician services at those centers. These third-party radiology practice groups maintain full control over the provision of professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. Each medical group maintains control over the physicians it employs and is responsible for staffing the facility with qualified professional medical personnel.

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

Medicare/Medicaid. Medicare is the federal health insurance program for people age 65 or older and people under age 65 with certain disabilities. Medicaid, funded by both the federal government and states, is a state-administered health insurance program for qualifying low-income and medically needy persons. For services for which we bill Medicare directly or indirectly, including through contracted radiologists, we are paid under the Medicare Physician Fee Schedule. Under the Protecting Access to Medicare Act of 2014, Congress introduced a new quality incentive program that, effective January 1, 2016, reduced Medicare payments for certain CT services reimbursed through the Medicare Physician Fee Schedule that are furnished using equipment that does not meet certain dose optimization and management standards. Medicare patients usually pay a 20% co-payment unless they have secondary insurance. Medicaid rates are set by the individual states for each state program and Medicaid patients may be responsible for a modest co-payment.

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

The following table sets forth the number of our centers operated directly or managed through joint ventures for each year during the three-year period ended December 31, 2024:

	Years Ended December 31,
	2024	2023	2022
Total centers owned or managed (at beginning of the year)	366	357	347
Centers added by:
Acquisition	28	10	8
Internal development	44	11	14
Centers closed or sold	(40)	(12)	(12)
Total centers owned or managed (at year end)	398	366	357

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2024, the quantity of principal diagnostic equipment available at our imaging centers operated directly or through joint venture investments:

Equipment Count	Years Ended December 31,
	2024	2023	2022
MRI	382	353	340
CT	220	208	208
PET/CT	66	63	67
Mammography	427	405	387
Ultrasound	907	861	818
X-ray	380	363	440
Nuclear Medicine	56	55	57
Fluoroscopy	120	121	116
Total equipment	2,558	2,429	2,433

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

Headcount and Labor Representation. As of December 31, 2024, we had a total of 8,546 full-time, 454 part-time and 2,021 per diem employees, including those employed by the Group. These numbers include 218 full-time and 91 part-time physicians and 2,725 full-time, 296 part-time and 1,321 per-diem technologists.

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

Sports Marketing Program. Our west coast operations renders in stadium digital X-ray for the following organizations: Los Angeles Clippers, Dodgers, Kings and Lakers. In exchange, we receive season tickets and parking. Contract lengths vary from yearly up to five years. We also provide radiology services at select imaging centers for the Anaheim Ducks, Los Angeles Angels, Los Angeles Rams, Athletics, San Francisco 49ers and student athletes of the University of Southern California. Through our east coast operations, we have entered into sponsorship agreements with the Baltimore Ravens of the National Football League and the Baltimore Orioles of Major League Baseball which permit us to state we are the imaging partner to each organization. Both of those agreements are being renewed through 2025.

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

Government Healthcare Programs. We derive a substantial portion of our revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies and/or health plans, including but not limited to those participating in the Medicare Advantage program. During the year ended December 31, 2024, approximately 22% of our net service revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 2% from state sponsored programs (Medicaid). As a result, any negative changes in governmental capitation or fee-for-service rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing our fees for the specified services. Moreover, if our costs increase, we may not be able to recover our increased costs from these programs.

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute. Federal law known as the Anti-kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services or (iii) the purchase, lease or order (or arranging or recommending purchasing, leasing or ordering) of any item or service, which is reimbursable under the Medicare, Medicaid or other governmental programs. Noncompliance with the federal Anti-kickback Statute can result in exclusion from the Medicare, Medicaid or other governmental programs and civil and criminal penalties.

The Anti-kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. To create better clarity, the Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") has issued regulations as "safe harbor" guidelines which if met in form and substance, will assure healthcare providers that they will not be prosecuted for violation of the Anti–kickback Statute. The OIG issued a final rule on November 20, 2020, as part of the Regulatory Sprint to Coordinated Care initiative by the U.S. Department of Health and

Human Services that, among other things, established new "safe harbors" under the Anti-kickback Statute for certain value-based compensation arrangements. Although full compliance with these provisions ensures against prosecution under the federal Anti-kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-kickback Statute will be pursued.

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

Medicare and Medicaid Fraud and Abuse – Stark Law. The Ethics in Patient Referral Act of 1989, commonly known as the Stark Law, prohibits a physician from referring Medicare patients to an entity providing designated health services in which the physician (or immediate family member) has an ownership or investment interest or with which the physician (or immediate family member) has entered into a compensation arrangement. The Stark Law also prohibits the entity from billing for any such prohibited referral. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil monetary penalties of as much as $15,000 for each violation referral and $100,000 for participation in a circumvention scheme.

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

U.S. Food and Drug Administration or FDA. The FDA has issued the requisite pre-market authorization for all of the MRI and CT systems we use.

Our mammography systems are regulated by the FDA pursuant to the Mammography Quality Standards Act of 1992, as amended by the Mammography Quality Standards Reauthorization Acts of 1998 and 2004 (collectively, the “MQSA”), and implementing regulations promulgated by the FDA, including the regulations that the FDA finalized in 2023. All mammography centers are required to meet the applicable MQSA requirements under such laws and regulations, including quality standards, being accredited by an approved accreditation body or state agency and certified by the FDA or an FDA-approved certifying state agency. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards that include, among other things, annual inspection of the facility's equipment, personnel (interpreting physicians, technologists and medical physicists), equipment, radiation dose, quality assurance programs, and practices, among others.

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

You should consider and read carefully all of the risks and uncertainties described below, as well as the other information included in this Annual Report, including our consolidated financial statements and related notes. The risks described below have been organized under headings that are provided for convenience and intended to organize the risks and uncertainties into related categories to improve readability for investors; no inference should be drawn, however, that the placement of a risk factor under a particular category means that it is not applicable to another category of risks or that it may be more or less material than another risk factor. Regardless, they are also not the only risks and uncertainties facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties, as discussed above under the caption “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in any forward‑looking statements as a result of many factors, including the risk factors and uncertainties described below.

General Economic and Industry Risks

Adverse changes in general domestic and worldwide economic conditions could adversely affect our operating results, financial condition, and liquidity.

Our business has in the past been, and may continue to be, affected by a number of factors that are beyond our control, such as general macroeconomic conditions, conditions in the financial services markets, geopolitical conditions and other general political and economic developments, and can continue to be affected by such factors in the future. Concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit have contributed to increased market volatility and diminished expectations for near-term growth in the United States and many global economies. Additionally, general political uncertainty, including any actions from a new administration in the United States could impact the healthcare industries in the United States.

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

A worsening of the economic and employment conditions in the geographies in which we operate could materially affect our business and future results of operations.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at the federal, state and local levels have decreased, and may continue to decrease, spending for health and human service programs, including Medicare and Medicaid, which are significant payor sources for our facilities. In periods of high unemployment, we have faced and could continue to face the risk of potential declines in the population covered under private insurance, patient decisions to postpone or decide against receiving services, potential increases in the uninsured and underinsured populations we serve and further difficulties in collecting patient co-payment and deductible receivables.

Increases in inflation and rising interest rates or disruption of credit markets could adversely affect our financial condition and liquidity.

Inflation in the U.S. has recently accelerated and is currently expected to continue at an elevated level in the near-term. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability.

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

We have a substantial number of employees who are paid on a part-time or per diem basis. In 2024, California mandated minimum wage increases for certain industries, including ours. As a result, we will experience increased compensation costs for certain of our employees and vendors beginning in 2025. As minimum wage rates increase, related laws and regulations change, and/or inflationary or other pressures increase wage rates, we and our partners may need to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly or salaried employees. If other states adopt similar minimum wage increases, the effect on our cost of operations would be compounded. In addition, we expect that inflationary pressures will continue to impact our salaries, wages, benefits and other costs.

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

Business interruptions due to natural disasters to include but not limited to earthquakes, floods, fires hurricanes and severe winter storms or other external events beyond our control can adversely affect our business, financial condition or results of operations.

Our operations can be impacted by external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues, power failures, telecommunication loss, and other natural and man-made events, some of which may be intensified by the effects of climate change and changing weather patterns. Our corporate headquarters and over 100 of our radiology centers are located in California, which is subject to wildfires, blackouts, and potentially damaging earthquakes. In addition, several of our imaging centers located in parts of the east coast have suffered from weather events that caused us to temporarily close centers. These or other similar events could cause disruption or interruption to our operations and significantly impact our employees. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our facilities are located. If any of the circumstances described above, or other similar events, occur, our business, financial condition or results of operations could be adversely affected.

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

A significant portion of our business is derived from federal and state reimbursement programs such as Medicare or Medicaid. From time to time those programs implement changes designed to contain healthcare costs, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business. On November 1, 2024, CMS released the calendar year 2025 Medicare Physician Fee Schedule final rule, which governs Medicare payment for Radnet's services in CY 2025. Medicare payment and coverage policies in the final rule could result in reimbursement reductions or reduced volume of diagnostic imaging services at our imaging centers.

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

Certain of our services may require patients to pay out-of-pocket fees. Our ability to collect these out-of-pocket fees is subject to various coverage and reimbursement policies of third-party payors that may change over time and may be open to a variety of interpretations and applications. Changes in coverage policies or errors in our billing and collections procedures could adversely affect our revenue and business.

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

If we fail to manage the complex and lengthy reimbursement process, our revenue, financial condition and results of operations could suffer.

Because our business depends upon reimbursement from Medicare, Medicaid and third-party payors for a significant majority of its revenues, our revenue, financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. Certain payors have filing deadlines and will not pay claims submitted after such deadlines. We cannot ensure that we will be able to effectively manage the reimbursement process and collect payments for its equipment and services promptly.
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

Business Risks

Our results of operations may fluctuate significantly from period to period and can be difficult to predict.

Our results of operations have experienced fluctuations from period to period, which we expect may continue in the future. These fluctuations can occur because of a variety of factors, including, among others, the prices we charge for our services, customer or payor mix, the rate and timing of our billings and collections, our ability to obtain reimbursement for our services from third-party payors, the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. The fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. These fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock.

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

For the year ended December 31, 2024, we derived approximately 7% of our total net revenue from capitation arrangements, and we expect to continue to derive a significant portion of our revenue from capitation arrangements in the future. Under capitation arrangements, the payor pays us a pre-determined amount per-patient per-month, and in exchange we are required to provide all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to us as the provider. Our ability to generate profit from these arrangements is dependent on our ability to correctly forecast demand for services for the patient base, negotiate appropriate pre-determined amounts with the payor and efficiently manage the utilization of those services. If we are not successful in forecasting demand patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, or if we are not efficient in managing the utilization of services under these capitation arrangements, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

Recent cyberattacks in the healthcare sector, such as the February 2024 incident affecting Change Healthcare, have underscored critical cybersecurity risks which extend beyond internal systems to encompass third-party service providers and interconnected supply chains. Attacks targeting these areas can lead to significant disruptions in critical healthcare functions, exposure of sensitive patient data, and substantial financial losses. The impact of such breaches can be severe and are similar to those we face with ransomware. Our organization prioritizes comprehensive risk management strategies that include robust vetting and monitoring of third-party vendors, regular security assessments of supply chain partners, and implementation of strong authentication and access control measures throughout the entire ecosystem. However, while management is not aware of a cybersecurity incident through third-party service providers that has had a material effect on our operations, there can be no assurances that a cybersecurity incident through third-party service providers that could have a material impact on us will not occur in the future.

Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability or penalties under laws and regulations that protect the privacy of personal information, such as HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, US state privacy regulations, such as the California Consumer Privacy Act, or newly emerging US state health information privacy laws, such as those in Washington, Oregon, and Texas. We may be required to comply with state breach notification laws or become subject to mandatory corrective action.

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

Additionally, if and as our business grows, we will need to continually improve and expand the scope of our technology systems in order to maintain their adequacy for the scale of our operations. Any failure to make such improvements or any significant delay in the planned implementation of new or enhanced systems could render our systems obsolete or inadequate, in which case our service to our customers and our other business activities could suffer, and we could be more vulnerable to electronic breaches from outside sources.

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

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution of our imaging center business. During the past three fiscal years, we have completed acquisitions that have added 63 centers to our fixed-site outpatient diagnostic imaging services.

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

Acquisitions are also accompanied by the risk that obligations and liabilities of an acquired business may not be adequately reflected in the historical financial statements of that business and the risk that historical financial statements may be based on assumptions, which are incorrect or inconsistent with our assumptions or approach to accounting policies. Further, integration of an acquired business or technology could involve significant difficulties and could require management and capital resources that otherwise would be available for ongoing development of our existing business or pursuit of other opportunities. We may also acquire contingent liabilities in connection with the acquisitions of a business, which may be material, and any estimates we might make regarding any acquired contingent liabilities and the likelihood that these liabilities will materialize could differ materially from the liabilities actually incurred. These circumstances could materially harm our business, results of operations, and prospects.

We may not generate the expected benefits from our investment in AI technologies or other new lines of business and the use of AI and machine learning tools in our operations and the services of our third-parties may introduce risks that could adversely affect our business, financial condition, and reputation.

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
•the timeline and related expenses associated with applying for regulatory authorizations necessary for commercialization;
•whether any of our existing or future AI products will receive European CE or U.S. FDA 510(k) clearance or other clearances and or regulatory authorizations necessary for commercialization;
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

Additionally, we and our third parties leverage AI and machine learning tools to increase productivity and innovation. We also face potential risks from the use of AI and machine learning tools. Our, or our customers’ sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with employees’ or vendors’ use of generative AI technologies. In addition, we may use AI outputs to inform certain decisions, and AI models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to the potential flaws in the use of AI, we could make incorrect decisions, including decisions that could bias certain individuals or classes of individuals and adversely impact their rights. The rapid development of AI tools could render obsolete certain technologies or tools we currently use, or otherwise provide competitors with a technological edge. New or evolving legislation or regulations might impose restrictions on how AI and machine learning tools can be used, requiring us to adapt our tools or face various penalties for non-compliance, including potential disgorgement of data and associated capabilities. As a result, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liabilities. The AI tools may also be subject to additional, and as yet unidentified, security threats.

Healthcare and Regulatory Risks

The regulatory framework in which we operate is continually evolving.

Although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of our contracted radiology practices have been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations. In addition, healthcare laws and regulations may change significantly in the future in a way that restricts our operations. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you, however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. In particular, the new administration in 2025 is expected to make significant changes to the operations of the Department of Health and Human Services, and other regulatory agencies such as FDA and CMS, each of which regulates certain aspects of our business. It is not clear what changes will be implemented by such agencies in terms of legal or regulatory requirements, or policies, or whether we will be able to comply with such changes in terms of legal or regulatory requirements, or policies.

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

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform, our business could be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and administrative agencies promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business.

Since a portion of our revenue is derived from government payors, we are subject to regulatory changes. Federal and state legislators routinely introduce and consider proposed legislation that would impact Medicare, Medicaid, and PACE funding and operations, and state and federal agencies also consider and implement regulations and guidance that impact our business. Similarly, changes in private payor reimbursement policies could have a material adverse effect on our business, financial condition and result of operations. We cannot predict with certainty the impact that any particular federal and state healthcare legislation or regulation will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or result in reduced payment rates, any of which could adversely affect our business, financial condition, and results of operations.

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that regulators will agree with our approach or that we will be able to successfully address changes in the current legislative and regulatory environment. Moreover, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

There may be changes in FDA’s regulatory requirements and policies, and we may not be able to comply with them.

FDA’s policies regarding regulation of AI-ML-enabled software products are constantly evolving and developing. FDA typically communicates with the industry and the public through occasions such as presentations to the industry, or through FDA’s guidance documents. At times, such policies may involve significant changes, and we may not be able to comply with all of such policies, and in particular, policies relating to the regulation of AI-ML-enabled software products. Non-compliance may result in significant enforcement actions, including but not limited to recalls, Form 483s, warning letters, untitled letters, it-has-come-to-our-attention letters, detention or seizure of adulterated or misbranded products, or other forms of enforcement. We may be forced to remove our products from the market entirely. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market authorization, and could result in a substantial modification to our business practices and operations.

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

In addition, federal legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS (which currently include the American College of Radiology, the Intersocietal Accreditation Commission and the Joint Commission). Our MRI, CT, nuclear medicine, ultrasound and mammography centers are currently accredited by the American College of Radiology. We may not be able to receive the required regulatory authorizations or accreditation for any future acquisitions, expansions or replacements, and the failure to obtain these authorizations could limit the opportunity to expand our services.

Our payors required that the physicians providing imaging services are credentialed, before the payor will commence payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

Our centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2024, approximately 24% and 3% of our net service fee revenue came from Medicare and various state Medicaid programs, respectively. A change in the applicable certification status of one of our centers could adversely affect our other centers and, in turn, us as a whole.

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

Our software products could be regulated as medical devices by regulatory agencies, and we may be subject to such agencies’ regulatory or enforcement activities.

Certain of the products that we develop are or are likely to be regulated by FDA or other regulatory agencies as medical devices. Regulatory bodies in the United States and abroad, such as the FDA, impose significant legal and regulatory requirements on our operations. Such agencies regulate and oversee our design and manufacturing processes, labeling, record-keeping, and mandatory reporting of adverse events and other information to identify potential issues with marketed products. Our facilities are or may become subject to periodic inspections to ensure adherence to applicable quality system regulations, which dictate the methods, facilities, and controls used in the design, manufacture, and servicing of finished medical devices for human use. Furthermore, FDA and other regulatory agencies, both domestic and international, oversee the promotion and advertising of our products. If FDA or other regulatory agencies were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, such agencies could order a recall, repair, replacement, or refund of such products, refuse to grant pending pre-market authorization applications, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban such products. Such non-compliance could also result in inspectional observations on the U.S. FDA’s Form 483, warning letters, untitled letters, it-has-come-to-our-attention letters, detention or seizure of adulterated or misbranded products, or other forms of enforcement, such as a consent decree. FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees. Any unfavorable legal or regulatory enforcement action, depending on its severity, could restrict our ability to effectively market and sell our products, hinder future pre-market authorizations, or necessitate substantial changes to our business practices and operations.

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

Some of our imaging procedures use radioactive materials, which generate medical and other regulated wastes. For example, patients are injected with a radioactive substance before undergoing a PET scan. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. Although we typically use licensed or otherwise qualified outside vendors to dispose of this waste, applicable laws and regulations could hold us liable for damages and fines if our or others’ business operations or other actions result in contamination to the environment or personal injury due to exposure to hazardous materials. We cannot eliminate the risk of contamination or injury, and any liability imposed on us for any resulting damages or injury could exceed our resources or any applicable insurance coverage. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental and health and safety laws and regulations. Also, we cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. Although we maintain professional liability insurance coverage in amounts we believe is consistent with industry practice in the event of an accident, we could be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our professional liability insurance.

If CMS ends its current policy permitting professionals to provide direct supervision of diagnostic imaging to be immediately available through virtual presence using two-way, real-time audio/video technology, instead of requiring their physical presence, we may be subject to additional costs and a shortage of professionals to provide such supervision.

On November 1, 2024, CMS released the calendar year 2025 Medicare Physician Fee Schedule final rule, which extended through December 31, 2025 the Medicare policy permitting supervising professionals to be immediately available through virtual presence using two-way, real-time audio/video technology, instead of requiring their physical presence. In comments to the final rule, CMS indicated that it may address the most appropriate way to balance patient safety concerns with the interest of supporting access in future rulemaking. If CMS changes the current policy to require in-person supervision of diagnostic imaging that requires direct supervision, we may be required to add professional staff to our diagnostic imaging centers and/or decrease the volume of imaging services that require direct supervision of a professional.

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

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2024 term loan indebtedness, excluding related discount, was $1,005.6 million, of which the Barclays credit facility term loans were $870.6 million and the Truist credit facility term loan was $135.0 million. Our substantial indebtedness could also:

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

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace equipment for existing centers and expand within our existing markets and enter new markets. If we open or acquire additional imaging centers, we may have to incur material capital lease obligations. To the extent we are unable to generate sufficient cash from our operations, funds are not available under our credit facilities or we are unable to structure or obtain financing through operating leases or long-term installment notes, we may be unable to meet the capital expenditure requirements necessary to support the maintenance and continued growth of our operations.

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

We have been required to recognize impairment charges in the past, and may again. In September 2023, we determined that an In-process Research and Development ("IPR&D") indefinite-lived intangible asset related to Aidence Holding B.V.'s Ai Veye Lung Nodule and Veye Clinic would not receive FDA authorization for sale in the US without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million. A future decline in our operating results, future estimated cash flows and other assumptions could impact our estimated fair values, potentially leading to a material impairment of goodwill, other intangible assets, or other long-lived assets, which could adversely affect our financial position and results of operations.

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

If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.

It may become more difficult and costly for us to obtain coverage liabilities and other risks, including property, automobile and casualty insurance. For example, the following circumstances may adversely affect our ability to obtain insurance at favorable rates:

•we experience higher-than-expected professional liability, property and casualty, or other types of claims or losses;
•we receive survey deficiencies or citations of higher-than-normal scope or severity;
•we acquire especially troubled operations or facilities that present unattractive risks to current or prospective insurers;
•insurers choose to stop operating or offering policies in certain states due to changes in economic conditions or laws;

•insurers tighten underwriting standards applicable to us or our industry; or
•insurers or reinsurers are unable or unwilling to insure us or the industry at historical premiums and coverage levels.

If any of these potential circumstances were to occur, our insurance carriers may cancel or not renew our policies, or require us to significantly increase our self-insured retention levels or pay substantially higher premiums for the same or reduced coverage for insurance, including workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare and general and professional liability coverages.

In some states, the law prohibits or limits insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation. Coverage for punitive damages is also excluded under some insurance policies. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, could also inhibit our ability to attract patients or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business.

With few exceptions, workers compensation and employee health insurance costs have also increased markedly in recent years and are expected to increase in the future. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.

Capital Markets Risks

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2021 through December 31, 2024, the trading price of our common stock fluctuated from a high of $93.65 per share to a low of $12.03 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Any such sales, or the perception in the market that sales are pending or could occur, could reduce the market price of our common stock. The vast majority of the outstanding shares of our common stock are freely tradable without restriction in the public market, subject to certain volume and manner of sale limitations applicable to shares held by our affiliates, as that term is defined in the Securities Act. In addition, subject to similar limitations and any other applicable legal and contractual limitations, all of the shares of our common stock subject to outstanding equity-based awards or reserved for issuance pursuant to such awards we may grant in the future are registered under the Securities Act or are otherwise eligible under applicable securities laws for free trading in the public market upon their issuance.

Future issuances of our common stock or rights to purchase our common stock could result in additional dilution to the percentage ownership of our stockholders and could cause the price of our common stock to fall.

To raise capital or for other strategic purposes, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we issue common stock, convertible securities or other equity securities, our then-existing stockholders could be materially diluted by such issuances and, if we otherwise issue preferred stock, new investors could gain rights, preferences and privileges senior to the holders of our common stock, any of which could cause the price of our common stock to decline.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our common stock.

We currently anticipate that we will retain any future earnings to finance the continued development, operation and expansion of our business. As a result, we do not anticipate declaring or paying any cash dividends or other distributions in the foreseeable future. Further, if we were to enter into a credit facility or issue debt securities or preferred stock in the future, we may become contractually restricted from paying dividends. If we do not pay dividends, our common stock may be less valuable because stockholders must rely on sales of their common stock after price appreciation, which may never occur, to realize any gains on their investment.

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

At December 31, 2024, we operated directly or indirectly through joint ventures with hospitals, 398 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, and New York. We lease the premises at which these facilities are located and do not have options to purchase the facilities we rent. Our most common initial lease term varies in length from 5 to 15 years. Factoring in renewal options, we can have a total span of 10 to 35 years at the facilities we lease. We also lease smaller satellite X-Ray locations, usually for one year terms, that are renewable on mutual consent with the landlord. Rental increases can range from 1% to 10% on an annual basis, depending on the location and market conditions where we do business.

As of December 31, 2024, total square footage operated directly or indirectly under lease, including medical office, administrative and warehouse locations, was approximately 2.7 million square feet. All leasing activity described relates solely to our Imaging Center segment, as our Digital Health leasing activity is currently immaterial.

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

Holders

As of February 24, 2025, the number of holders of record of our common stock was 865.

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

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2019 to 2024 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2019 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2024. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Comparison of Cummulative Five Year Total Return
$500
$400
$300
$200
$100
$0
12/31/19
12/31/20
12/31/21
12/30/22
12/29/23
12/29/24
RadNet, Inc.
S&P 500 Index
S&P Health Care Sector

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/31/20	12/31/21	12/30/22	12/29/23	12/31/24
RadNet, Inc.	(3.60)	53.86	(37.46)	84.65	100.86
S&P 500 Index	16.26	26.89	(19.44)	24.23	23.31
S&P Health Care Sector	33.67	9.76	(19.87)	5.15	1.76

	Base	INDEXED RETURNS Years Ending
	Period
Company / Index	12/31/19	12/31/20	12/31/21	12/30/22	12/29/23	12/31/24
RadNet, Inc.	100	96.40	148.33	92.76	171.28	344.04
S&P 500 Index	100	116.26	147.52	118.84	147.64	182.05
S&P Health Care Sector	100	133.67	146.72	117.56	123.62	125.79

Recent Sales of Unregistered Securities
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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of RadNet, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes included in this annual report on Form 10-K.

Overview

We are a national provider of diagnostic imaging services in the United States. As of December 31, 2024, we operated directly or indirectly through joint ventures with hospitals, 398 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Internationally, our subsidiary, The HLH Imaging Group Limited fka Heart & Lung Imaging Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our consolidated financial statements included in this report.

Our imaging centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients.
In addition to our imaging business, we established a Digital Health business segment in our 2024 fiscal year, which combines our former Artificial Intelligence (“AI”) business segment with our eRad, Inc. business. Our digital health segment develops and delivers AI-powered health informatics solutions to drive quality, efficiency, and outcomes in imaging and radiology. The portfolio of software solutions is anchored by eRad, Inc.'s RIS/PACS, informatics designed specifically for outpatient radiology and DeepHealth OS, a cloud-native operating system that helps operate all aspects of the radiology service line from scheduling and patient preparation to technologist workflow to interpretation and referral management.
Further, we are using AI to develop solutions that employ machine learning to assist radiologists and other clinicians in interpreting images and improving radiologist efficiency and patient care. These AI solutions will initially be focused in the fields of screening for breast, prostate, lung and colon cancers. Our DeepHealth, Inc. subsidiary received FDA clearance for use of its SaigeQ "triage"/workflow product, SaigeDX advanced diagnostic product and Saige-Density breast density assessment software for screening breast mammography, which we have begun to roll out in certain markets as an Enhanced Breast Cancer Detection solution. Our Aidence Holding B.V. subsidiary is developing solutions for interpretation of chest and lung CT scans for lung cancer screening. The Aidence Holding B.V. subsidiary has received the CE marking for these solutions and has existing customers in seven European countries, with its largest concentration in the United Kingdom, and plans to submit an application for FDA clearance to sell in the United States. Our Quantib B.V. subsidiary is primarily focused on interpretation of prostate MRI for widespread prostate cancer screening. Quantib’s prostate MRI post-processing software has both FDA clearances and European CE marking. Our digital health segment provides these solutions to RadNet and to over 400 customers in the United States and Europe.
The following table shows our imaging centers in operation at year end and revenues for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Centers in operation	398	366	357
Imaging Center revenue (millions)	$1,830	$1,617	$1,430

Our revenue is derived from a diverse mix of payors, including private payors and commercial insurance companies, managed care capitated payors, and government payors such as Medicare and Medicaid. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our service fee revenue, net of contractual allowances and discounts, implicit price concessions, and revenue under capitation arrangements for the years ended December 31, 2024, 2023 and 2022 are summarized in the following table (in thousands):

In Thousands	2024	2023	2022
Commercial insurance	$1,018,327	$879,792	$769,753
Medicare	410,072	356,506	305,031
Medicaid	44,736	42,302	37,530
Workers' compensation/personal injury	43,666	46,406	50,333
Other payors	104,888	87,675	65,911
Management fee revenue	24,676	17,936	22,235
Other revenue	46,724	32,580	27,223
Revenue under capitation arrangements	136,575	153,433	152,045
Total revenue	$1,829,664	$1,616,630	$1,430,061

 Our revenue is not always consistent across each quarter. We generally experience the lowest volumes of procedures and the lowest level of revenue during the first quarter of each year. This is primarily the result of two factors. First, our volumes and revenue are typically impacted by winter weather conditions in our northeastern operations. It is common for snowstorms and other inclement weather to result in patient appointment cancellations and, in some cases, imaging center closures. Second, in recent years, we have observed greater participation in high deductible health plans by patients. As these high deductibles reset in January for most of these patients, we have observed that patients utilize medical services less during the first quarter, when securing medical care will result in significant out-of-pocket expenditures.

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

Acquisitions

Imaging Center Segment

Radiology Imaging Center Asset Acquisitions:

During the years ended 2024 and 2023, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in many of our geographic markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

2024:

Entity	Date Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities	Notes payable and other liabilities
Antelope Valley Outpatient Imaging*	2/1/2024	3,530	2,793	563	687	50	—	(563)	—
Grossman Imaging Center of CMH, LLC*	3/31/2024	10,343	1,717	6,304	8,500	280	56	(6,514)	—
Providence Health System - Southern California*	3/31/2024	7,369	1,378	3,441	5,991	—	—	(3,441)	—
Houston Medical Imaging, LLC*	4/1/2024	22,703	15,826	7,929	11,584	1,660	90	(8,089)	(6,297)
U.S. Imaging, Inc.*	6/1/2024	4,200	4,025	5,597	—	175	—	(5,597)	—
Global Imaging LLP*	9/1/2024	2,900	1,266	—	1,584	50	—	—	—
Stanislaus Surgical Hospital, LLC*	9/16/2024	3,000	503	1,468	2,382	100	15	(1,468)	—
Pink Perception, LLC*	10/7/2024	4,000	494	407	3,306	200	—	(407)	—
AV Imaging PLLC*	11/1/2024	1,000	287	—	663	50	—	—	—
Total		$59,045	$28,289	$25,709	$34,697	$2,565	$161	$(26,079)	$(6,297)

*Fair Value Determination is Final

2023:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities
C.C.D.G.L.R. & S Services Inc.*	1/1/2023	3,500	435	1,689	3,015	50	—	(1,689)
Southern California Diagnostic Imaging, Inc.*	1/1/2023	1,815	466	1,184	1,272	50	27	(1,184)
Inglewood Imaging Center, LLC*	2/1/2023	2,600	877	1,188	1,658	50	15	(1,188)
Ramapo Radiology Associates, P.C.*	2/1/2023	2,000	1,663	3,775	229	100	8	(3,775)
Madison Radiology Medical Group, Inc.*	4/1/2023	250	100	—	150	—	—	—
Delaware Diagnostic Imaging, P.A.*	8/1/2023	600	401	337	149	50	—	(337)
Total		$10,765	$3,942	$8,173	$6,473	$300	$50	$(8,173)

*Fair Value Determination is Final

Digital Health Segment

Kheiron Medical Technologies LTD

On October 14, 2024, we acquired a all of the equity interest in Kheiron Medical Technologies LTD (“Kheiron”), which uses deep learning AI to help radiologists detect breast cancer.

Kheiron’s operations are included in our Digital Health segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $2.3 million, including: i) cash of $0.4 million, ii) cash holdback of $0.5 million to be issued 18 months after acquisition, (iii) acquisition costs incurred by the seller of $0.4 million and (iv) a settlement of a loan from RadNet of $1.0 million. We recorded $1.2 million in current assets, $2.7 million of IPR&D in intangible assets, and $1.5 million in current liabilities in connection with this transaction.
In performing the purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Kheiron business. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2024, fair value determination is preliminary and subject to change.
Subsidiary activity
Formation of majority owned subsidiaries
Tri Valley Imaging Group, LLC. On February 23, 2024, we formed Tri Valley Imaging Group, LLC ("TVIG"), a partnership with Providence Health System - Southern California ("PHS"). The operation offers multi-modality services out of seven locations in Southern California. On March 29, 2024, we contributed the operations of four centers to the enterprise and PHS contributed a business comprising of three centers, including $1.4 million of fixed assets and $6.0 million in goodwill. Simultaneously, PHS purchased from us an additional economic interest in TVIG for cash payment of $9.6 million. As a result of the transaction, we recognized a gain of $7.9 million to additional paid in capital and retained a 52% controlling economic interest in TVIG and PHS retained a $7.8 million or 48% noncontrolling economic interest in TVIG.
Ventura County Imaging Group. On March 31, 2024, Community Memorial Health System purchased an economic interest of Ventura County Imaging Group ("VGIC") for a consideration of $5.1 million. As a result of the transaction, we retained 47.5% controlling economic interest in VGIC.
Los Angeles Imaging Group, LLC. On September 1, 2023, we formed our wholly-owned subsidiary, Los Angeles Imaging Group, LLC ("LAIG"). The operation offers multi-modality imaging services out of three locations in Los Angeles, California. We contributed the operations of 3 centers to the subsidiary. Cedars-Sinai Medical Center purchased from us a 35% noncontrolling economic interest in LAIG for a cash payment of $5.9 million. As a result of the transaction, we retain a 65% controlling economic interest in LAIG.
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
On September 1, 2023, we contributed an additional multi-modality imaging center and a newly constructed imaging center located in Beverly Hills, California valued at $27.2 million and purchased an additional economic interest in SMIG for cash payment of $11.3 million. Simultaneously, Cedars-Sinai Medical Center contributed five additional multi-modality imaging centers located in Santa Monica, California. As a result of the transaction, our economic interest in SMIG increased to 49%. We recorded a gain of $16.8 million, within gain on contribution of imaging centers into joint venture in our consolidated statement of operations representing the difference between the fair value and carrying value of the business contributed.

Joint venture investment contributions to Arizona Diagnostic Radiology Group
During the years ended December 31, 2024 and 2023, we made additional equity contributions of $1.4 million and $2.4 million, respectively, to Arizona Diagnostic Radiology Group ("ADRG", our joint venture with Dignity Health).
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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain line items within the consolidated statements of operations bear to net revenue for the years 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
REVENUE
Service fee revenue	92.5%	90.5%	89.4%
Revenue under capitation arrangements	7.5%	9.5%	10.6%
Total service revenue	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	86.4%	86.3%	88.4%
Lease abandonment charges	0.1%	0.3%	—%
Depreciation and amortization	7.5%	7.9%	8.1%
Gain on contribution of imaging centers into joint venture	—%	(1.0)%	—%
Loss on sale and disposal of equipment	0.1%	0.1%	0.2%
Severance costs	0.1%	0.2%	0.1%
Total operating expenses	94.3%	93.9%	96.8%
INCOME FROM OPERATIONS	5.7%	6.1%	3.2%

OTHER INCOME AND EXPENSES
Interest expense	4.4%	4.0%	3.6%
Equity in earnings of joint ventures	(0.8)%	(0.4)%	(0.7)%
Non-cash change in fair value of interest rate swaps	0.4%	0.5%	(2.8)%
Debt restructuring and extinguishment expenses	0.6%	—%	0.1%
Other income	(1.4)%	(0.4)%	0.1%
Total other expenses	3.3%	3.7%	0.3%
INCOME BEFORE INCOME TAXES	2.5%	2.4%	3.0%
Provision for income taxes	(0.3)%	(0.5)%	(0.7)%
NET INCOME	2.1%	1.8%	2.3%
Net income attributable to noncontrolling interest	2.0%	1.7%	1.6%

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	0.2%	0.2%	0.6%

Imaging Center Segment

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
We grow our imaging center business through a combination of organic growth as well as acquisitions and joint ventures. In the discussion below, the "same center" metrics are based on imaging centers that were in operation throughout the period of January 1, 2023 through December 31, 2024. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2023 through December 31, 2024.

Total Revenue

In Thousands	Year Ended December 31,
Revenue	2024	2023	$ Increase/(Decrease)	% Change
Total Revenue	$1,763,958	$1,567,054	$196,904	12.6%
Same Center Revenue	$1,644,721	$1,498,160	$146,561	9.8%
Excluded	$119,237	$68,894	—	—

Our 9.8% increase in same center revenue over the same period last year was driven by increases in fees charged per imaging procedure and an increase in procedures volumes. Same center total procedure volume grew at an overall rate of 3.2% which was comprised of a 1.7% increase in routine imaging and an 8.1% increase in advanced modality imaging procedures. The increase in revenue was largely attributable to product mix, as advanced imaging was a greater portion of overall procedures. A significant contributor to the change in product mix was the increase in PETHC procedures related to prostate cancer and suspect Alzheimer’s studies, which are included in advanced modality imaging procedures.

Operating Expenses

Total operating expenses for the year ended December 31, 2024 increased approximately $178.6 million, or 12.2%, from $1.47 billion for the year ended December 31, 2023 to $1.64 billion for the year ended December 31, 2024, primarily due to increase in procedures volumes. The following table sets forth our cost of operations and total operating expenses for the year ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023

Salaries and professional reading fees, excluding stock-based compensation	$984,281	$853,327
Stock-based compensation	26,863	24,574
Building and equipment rental	121,514	117,405
Medical supplies	103,189	86,213
Other operating expenses*	275,587	271,672
Cost of operations	1,511,434	1,353,191

Depreciation and amortization	127,142	120,141
Gain on contribution of imaging centers into joint venture	—	(16,808)
Lease abandonment charges	2,478	5,146
Loss on sale and disposal of equipment	2,257	2,191
Severance costs	1,095	1,973
Total operating expenses	$1,644,406	$1,465,834

*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecommunications, utilities, marketing, travel and other expenses.
     Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Year Ended December 31,
Salaries and Professional Fees	2024	2023	$ Increase/(Decrease)	% Change
Total	$984,281	$853,327	$130,954	15.3%
Same Center	$929,364	$823,015	$106,349	12.9%
Excluded	$54,917	$30,312	—	—

Consistent with the higher procedure volumes noted above, our staffing levels were adjusted to support the influx of patients seeking radiology procedures. Additionally, we are continuing to face inflation in employee wage rates as we compete for talent in a tight labor market, further impacted by the October 2024 increase in California's minimum wage for healthcare workers.
    Stock-based compensation

Stock-based compensation increased $2.3 million, or 9.3%, to approximately $26.9 million for the year ended December 31, 2024 compared to $24.6 million for the year ended December 31, 2023. The increase is primarily due to higher fair value of stock awards granted in the first quarter of 2024.
    Building and equipment rental

In Thousands	Year Ended December 31,
Building & Equipment Rental	2024	2023	$ Increase/(Decrease)	% Change
Total	$121,514	$117,405	$4,109	3.5%
Same Center	$107,013	$107,226	($213)	(0.2)%
Excluded	$14,501	$10,179	—	—

Building and equipment rental expense on a same center basis was relatively unchanged from the prior period.
    Medical supplies

In Thousands	Year Ended December 31,
Medical Supplies Expense	2024	2023	$ Increase/(Decrease)	% Change
Total	$103,189	$86,213	$16,976	19.7%
Same Center	$96,330	$83,068	$13,262	16.0%
Excluded	$6,859	$3,145	—	—

The increase in medical supplies expense was driven by our higher patient volume and product shift towards more advanced imaging modalities. The increase in PETHC procedures related to prostate cancer and suspected Alzheimer studies also raised medical supplies expense due to the requirement for high-cost isotope tracers.
    Other operating expenses

In Thousands	Year Ended December 31,
Other Operating Expenses	2024	2023	$ Increase/(Decrease)	% Change
Total	$275,587	$271,672	$3,915	1.4%
Same Center	$255,254	$260,815	$(5,561)	(2.1)%
Excluded	$20,333	$10,857	—	—

Other operating expenses was relatively unchanged compared to the same period in the prior year and lower as a percentage of overall revenues.

Additional segment operating and non-operating expenses:

In Thousands	Year Ended December 31,
	2024	2023	$ Increase/(Decrease)	% Change
Depreciation and Amortization	$127,142	$120,141	$7,001	5.8%
Loss on disposal of equipment and other	$2,257	$2,191	$66	3.0%
Gain on contribution of imaging centers into joint venture	$0	(16,808)	$16,808	nm
Non-cash change in fair value of interest rate swaps	$8,006	$8,185	($179)	(2.2)%
Other income	($19,043)	($10,891)	($8,152)	74.9%
Severance	$1,095	$1,973	($878)	(44.5)%
    nm=not meaningful

The increase in depreciation expense was due to higher depreciable asset base, mainly driven by our expanded locations.

For the year ended December 31, 2023, we recognized a non-recurring gain on the contribution of assets into our Santa Monica Imaging Group LLC joint venture.
Other income for the year ended December 31, 2024 included money market interest income of $31.4 million, partially offset by an impairment of investment in non-marketable securities of $1.2 million and debt restructuring and extinguishment expenses of $11.3 million. Interest income for the year ended December 31, 2024 increased approximately $20.6 million, or 190%, to $31.4 million from $10.9 million for the year ended December 31, 2023. The increase is primarily due to higher average cash balance in our money market account for the year ended December 31, 2024.

Lease abandonment charges

We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates.

During the end of 2024, we experienced lower utilization at seven imaging centers. As a result, we abandoned the leases related to these locations at the end of 2024 and diverted the patients to our other sites in the area. We recorded a charge of approximately $2.5 million in December 2024 related to lease facilities abandonment. The lease abandonment charges include the impairment of associated right-of-use assets of $1.8 million and write off of related leasehold improvements of approximately $0.7 million.

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

In Thousands	Year Ended December 31,
Lease abandonment charges	2024	2023	$ Increase/(Decrease)	% Change
Total	$2,478	5,146	$(2,668)	—
Same Center	$1,518	4,089	$(2,571)	—
Excluded	960	1,057	—	—

Interest expense

In Thousands	Year Ended December 31,
Interest Expense	2024	2023	$ Increase/(Decrease)	% Change
Total Interest Expense	$79,849	$64,483	$15,366	23.8%
Interest related to derivatives*	$(762)	$(9,752)
Interest related to amortization**	$2,276	$2,987
Adjusted Interest Expense***	$78,335	$71,248	$7,087	9.9%
*Includes payments from 2019 swaps
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other

The increase in interest expense was the result in the general increase in term loan debt due to the refinancing of our Barclays credit facility in April 2024, partially offset by lower interest rates compared to the same period in the prior year.

During the year ended December 31, 2024, interest rates were above the arranged rates in our 2019 Swaps for most of the year and we received $13.1 million in cash payments from our 2019 swap counterparties, which were reported as a component of interest expense. Also, the 2019 Swaps for $100 million of notional value matured in October 2023, and were not in effect in 2024. See the Derivative Instruments section of Note 2, Summary of Significant Accounting Policies, in the notes accompanying the consolidated financial statements included in this report and Item 7A — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Non-cash change in fair value of interest rate hedge

In 2020, we determined that the cash flows from the 2019 swaps did not match the cash flows of our Barclays term loan and were therefore ineffective as cash flow hedges. Since that time, in accordance with accounting guidelines, all changes in fair value are being recognized in other income and expense.

The fair value of the 2019 swaps as of December 31, 2024 was a net asset of $7.1 million compared to a net asset of $15.1 million December 31, 2023, resulting in a loss $8.0 million during the year ended December 31, 2024. This change in fair value was driven by market expectations of continued declines in interest rates over the remaining term of the 2019 Swaps.

Equity in earnings from unconsolidated joint ventures

for the year ended December 31, 2024 we recognized equity in earnings from unconsolidated joint ventures of $14.5 million versus $6.4 million for the year ended December 31, 2023, an increase of $8.0 million or 125.2%. The increase was mainly due to the additional contribution made to SMIG in September 2023. SMIG operated at a net income for the December 31, 2024, which positively impacted our equity in earnings from unconsolidated joint ventures during the period. Additionally, the increase was supported by improved earnings from our interest in the Arizona Diagnostic Radiology Group joint venture, reflecting continuing operational improvements and revenue growth.

Net income attributable to noncontrolling interests

As of December 31, 2024, our consolidated subsidiaries operated 348 imaging centers of which 100 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At December 31, 2023, our consolidated subsidiaries included 321 centers of which 85 were not wholly-owned. As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health segment which generated losses of $21.2 million in 2024, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

for the year ended December 31, 2024, we recognized net income attributable to noncontrolling interests of $36.0 million versus $27.3 million for the year ended December 31, 2023, an increase of $8.8 million. The increase in net income attributable to noncontrolling interests was primarily due to the formation of new majority owned subsidiaries, Los Angeles Imaging Group, LLC, in September 2023 and Tri Valley Imaging Group, LLC in March 2024. Net income attributable to noncontrolling interests was also impacted by an increase in patient volumes for advanced modalities in 2024 and the closure of two underperforming centers in a majority owned subsidiary, Beach Imaging Group, LLC in 2023.

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

Total Revenue

In Thousands	Year Ended December 31,
Revenue	2023	2022	$ Increase/(Decrease)	% Change
Total Revenue	$1,567,054	$1,392,003	$175,051	12.6%
Same Center Revenue	$1,427,969	$1,338,472	$89,497	6.7%
Excluded	$139,085	$53,531	—	—

Overall revenue change was driven by procedure volume growth of 5.7% compared to the same period in the prior year. On a same center basis, the increase in revenue was largely attributable to product mix as advanced radiology procedures of MRI, PET, and CT expanded at combined 7.2% to provide the major portion of the revenue growth.

Operating Expenses

Total operating expenses for the year ended December 31, 2023 increased approximately $128.1 million, or 9.6%, from $1.3 billion for the year ended December 31, 2022 to $1.5 billion for the year ended December 31, 2023. The following table sets forth our cost of operations and total operating expenses for the year ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022

Salaries and professional reading fees, excluding stock-based compensation	$853,327	$771,952
Stock-based compensation	24,574	20,988
Building and equipment rental	117,405	122,894
Medical supplies	86,213	68,712
Other operating expenses*	271,672	240,739
Cost of operations	1,353,191	1,225,285

Depreciation and amortization	120,141	109,025
Gain on contribution of imaging centers into joint venture	(16,808)	—
Lease abandonment charges	5,146	—
Loss on sale and disposal of equipment	2,191	2,506
Severance costs	1,973	926
Total operating expenses	$1,465,834	$1,337,742

*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecommunications, utilities, marketing, travel and other expenses.
     Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Year Ended December 31,
Salaries and Professional Fees	2023	2022	$ Increase/(Decrease)	% Change
Total	$853,327	$771,952	$81,375	10.5%
Same Center	$797,959	$751,355	$46,604	6.2%
Excluded	$55,368	$20,597	—	—

Similar to the prior year, growth in procedure volumes precipitated increases in salary expenses to meet additional professional staffing needs and we increased salaries to retain our skilled work force in the current tight labor market.
    Stock-based compensation

Stock-based compensation increased $3.6 million, or 17.1%, to approximately $24.6 million for the year ended December 31, 2023 compared to $21.0 million for the year ended December 31, 2022.
    Building and equipment rental

In Thousands	Year Ended December 31,
Building & Equipment Rental	2023	2022	$ Increase/(Decrease)	% Change
Total	$117,405	$122,894	($5,489)	(4.5)%
Same Center	$104,002	$113,021	($9,019)	(8.0)%
Excluded	$13,403	$9,873	—	—

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

The increased medical supplies expense was related to the 7.2% growth in advanced radiology volumes noted above, combined with price increases for contrast agents and higher utilization of isotopes employed in PET and CT procedures.
    Other operating expenses

In Thousands	Year Ended December 31,
Other Operating Expenses	2023	2022	$ Increase/(Decrease)	% Change
Total	$271,672	$240,739	$30,933	12.8%
Same Center	$249,232	$235,289	$13,943	5.9%
Excluded	$22,440	$5,450	—	—

The rise in other operating expenses is attributable to additional professional fees associated with our acquisition activity, contractor services, equipment and maintenance, and software upgrades all in support of our expansion and increase in procedure volumes.
Additional segment operating and non-operating expenses:

In Thousands	Year Ended December 31,
	2023	2022	$ Increase/(Decrease)	% Change
Depreciation and Amortization	$120,141	$109,025	$11,116	10.2%
Loss on disposal of equipment and other	$2,191	$2,506	($315)	(12.6)%
Gain on contribution of imaging centers into joint venture	($16,808)	—	($16,808)	*
Non-cash change in fair value of interest rate swaps	$8,185	($39,621)	$47,806	(120.7)%
Other (income) expenses	($10,891)	$644	($11,535)	(1791.1)%
Severance	$1,973	$926	$1,047	113.1%
    * The percent change in contribution of imaging centers into joint venture was not meaningful.

The increase in depreciation expense was the result of our higher depreciable asset base. For the year ended December 31, 2023, we recognized a gain on the contribution of assets into our Santa Monica Imaging Group LLC joint venture. The non-cash expense associated with the change in fair value of our interest rate swaps for the year ended December 31, 2023 related to the expiration of our notional $100 million in 2019 swaps and the shorter term on our remaining $400 million notional 2019 swaps. The gain associated with the non-cash change in fair value of interest rate swaps during the year ended December 31, 2022 was driven by the significant increase in interest rates experienced during the time period. Other income for the year ended December 31, 2023 included money market interest income of $10.9 million. Other expenses in 2022 included approximately $0.7 million of debt restructuring charges related to the refinancing of our credit facilities with Truist in 2022 and an eRad loss on investments of $2.9 million.

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

To mitigate our future floating rate interest expense exposure, we entered into the 2019 swaps with locked in interest rates for one-month Term SOFR of 1.89% for $100 million of notional value and 1.98% for $400 million of notional value. We are liable for premium payments to the 2019 swap counterparties if interest rates are below the arranged rates, and receive payments from the 2019 swap counterparties if interest rates exceed the arranged rates. If interest rates were to theoretically reduce to 0%, our maximum premium payment would be the difference between the two swapped rates and 0% then multiplied by the notional value of the swaps, or $1.89 million per year for the $100 million swap and $8.0 million per year for the $400 million swap. Payments under the 2019 swaps are settled in cash on a monthly basis. During the year ended December 31, 2023, interest rates were above the arranged rates for most of the year and we received payment of $14.5 million in cash payments from our 2019 swap counterparties, which was reported a component of interest expense. See the Derivative Instruments section of Note 2, Summary of Significant Accounting Policies, in the notes accompanying the consolidated financial statements included in this report and Item 7A — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Non-cash change in fair value of interest rate hedge

In 2020, we determined that the cash flows from the 2019 swaps did not match the cash flows of our Barclays term loan and were therefore ineffective as cash flow hedges. Since that time, in accordance with accounting guidelines, all changes in fair value are being recognized in other income and expense.

The fair value of the 2019 swaps as of December 31, 2023 was a net asset of $15.1 million compared to a net asset of $23.3 million December 31, 2022, resulting in a loss of $8.2 million during the year ended December 31, 2023, which decreased the Company’s tax provision by $2.1 million. The significant change in fair value was caused by the expiration of the $100 million swap in October 2023 and the shorter remaining term on the $400 million swap, which offset the increase in market interest rates and the steepening of the yield curve. The one-month Term SOFR rate as of December 31, 2023 was approximately 5.47%, higher than the 4.33% one-month Term SOFR rate at December 31, 2022 and significantly above the 1.98% arranged rate for the $400 million portion of the 2019 swaps.

Equity in earnings from unconsolidated joint ventures

For the year ended December 31, 2023 we recognized equity in earnings from unconsolidated joint ventures of $6.4 million versus $10.4 million for the year ended December 31, 2022, a decrease of $4.0 million or 38.1%. The decrease in equity in earnings from unconsolidated joint ventures was due to the formation of Arizona Diagnostic Radiology Group in November 2022, which operated at a net loss in 2023.

Net income attributable to noncontrolling interests

At December 31, 2023, our consolidated subsidiaries operated 321 imaging centers of which 85 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At December 31, 2022, our consolidated subsidiaries included 318 centers of which 81 were not wholly-owned. As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health which generated losses of $21.2 million in 2023, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

For the year ended December 31, 2023, we recognized net income attributable to noncontrolling interests of $27.3 million versus $23.0 million for the year ended December 31, 2022, an increase of $4.3 million. The increase in net income attributable to noncontrolling interests was primarily due to the formation of a new majority owned subsidiary, Los Angeles Imaging Group, LLC, in September 2023 as described in Note 4 to the consolidated financial statements. We contributed the operations of three centers to Los Angeles Imaging Group, LLC, and Cedars-Sinai Medical Center contributed cash. Net income attributable to noncontrolling interests also improved as a result of our acquisition of various interests in 2022, which were able to operate for full year in 2023. In October 2022, our consolidated joint venture New Jersey Imaging Network, LLC, acquired the assets of Montclair Radiological associates, P.A. In November 2022 we acquired a 75% controlling interest in the HLH Imaging Group Limited fka Heart & Lung Imaging Limited. Additionally in April 2022 we formed a new majority owned subsidiary, Frederick County Radiology, LLC. See Note 4, Business Combinations and Related Activity, in the notes accompanying our consolidated financial statements included in this report, for a more detailed discussion of these acquisitions.
Digital Health Segment
Our Digital segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with a current emphasis on breast, prostate, and lung cancer diagnostics. The breakdown of revenue and expenses of the segment for the year ended December 31, 2024, 2023 and 2022 are as follows:

In Thousands	Year Ended December 31,
	2024	2023	2022	2024 vs 2023 $ change	2023 vs 2022 $ change
Revenue	$65,706	$49,576	$38,058	$16,130	$11,518
Salaries and Wages	26,569	25,272	21,812	1,297	3,460
Stock Compensation	2,971	2,211	2,782	760	(571)
Other operating	24,579	14,565	14,467	10,014	98
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	14,995	—	—	14,995	—
Depreciation & Amort.	10,696	8,250	6,852	2,446	1,398
Other operating loss (gain)	19	(4)	23	23	(27)
Severance	807	1,805	20	(998)	1,785
Total operating expenses	80,636	52,099	45,956	28,537	6,143
Loss from operations	(14,930)	(2,523)	(7,898)	(12,407)	5,375
Other expense (income)	5,419	4,537	1,920	882	2,617
Income before taxes	(20,349)	(7,060)	(9,818)	(13,289)	2,758
Income taxes	(424)	(1,906)	(3,342)	1,482	1,436
Segment net loss	(19,925)	(5,154)	(6,476)	(14,771)	1,322

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues for the Digital Health segment increased as a result of core growth in our eRad PICS business, the rollout in 2023 of our Deephealth OS, and continued rollout of our Enhanced Breast Cancer Detection solutions across additional facilities. The increase in operating expenses was primarily related to salary expense as we increased headcount in connection with the commercialization of our initial AI products and higher non-capitalized research and development expenses with respect to our new DeepHealth cloud OS and generative AI. Aside from the effect of increased non-capitalized research and development expenses, our net loss for the segment was consistent with the prior year. We expect that our Digital Health segment will continue to generate net losses over the next several years.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The increase in revenues for the Digital Health segment was driven by the launch of new imaging products, including our Enhanced Breast Cancer Detection product which was initially released in 2022 and is being rolled out in certain of our imaging centers. The increase in operating expenses for the Digital Health segment was primarily related to salary expense as we increased headcount in connection with the commercialization of our initial AI products. Our net loss for the segment was consistent with the prior year. We expect that our Digital Health segment will continue to generate net losses over the next several years.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022, respectively (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net Income Attributable To Radnet, Inc. Common Stockholders	$2,793	$3,044	$10,650
Income taxes	6,026	8,473	9,361
Interest expense	79,849	64,483	50,841
Severance costs	1,902	3,778	946
Depreciation and amortization	137,838	128,391	115,877
Non-cash employee stock-based compensation	29,833	26,785	23,770
Loss on sale and disposal of equipment and other	2,276	2,187	2,529
Non-cash change in fair value of interest rate hedge	8,006	8,185	(39,621)
Other (income) expenses	(24,916)	(6,354)	1,833
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	14,995	1,308	—
Lease abandonment charges	2,478	5,146	—
Gain on contribution of imaging centers into joint venture	—	(16,808)	—
Loss on extinguishment of debt and related expenses	11,292	—	731
Legal settlements	—	—	2,197
Change in estimate related to refund liability	—	—	8,089
Non-cash change to contingent consideration	1,974	(4,075)	47
Acquisition related non-cash intangible adjustment	—	3,950	—
Non-operational rent expenses	4,233	3,629	4,297
Acquisition transaction costs	880	222	927

Adjusted EBITDA - Radnet, Inc.	$279,459	$232,344	$192,474

NOTE
Adjusted EBITDA - Imaging Center Segment	264,901	225,846	190,695

Adjusted EBITDA - Digital Health Segment	$14,558	$6,498	$1,779

The following table is a reconciliation of GAAP net income for our Digital Health Segment to Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022 respectively.

	Year Ended December 31,
	2024	2023	2022
Segment net loss	$(19,925)	$(5,154)	$(6,476)
Stock Compensation	2,971	2,211	2,782
Depreciation & Amortization	10,696	8,250	6,852
Other operating loss	19	(4)	23
Other income	5,419	4,537	1,920
Severance	807	1,805	20
Income taxes	(424)	(1,906)	(3,342)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	14,995	—	—
Non-cash change to contingent consideration	—	(7,191)	—
Acquisition related to non-cash intangible adjustment	—	3,950	—

Adjusted EBITDA - Digital Health Segment	$14,558	$6,498	$1,779

Liquidity and Capital Resources

The cash we generate from our core operations enables us to fund ongoing operations, our research and development for new products and technologies including our investment in AI, and acquisition or expansion of imaging centers. We expect to continue to generate positive cash flows from operations for the foreseeable future. In March 2024, we closed on a public offering of our common stock raising net proceeds, after deducting underwriting discounts, commissions, and expenses, of $230.2 million. Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2024, as well as in the long-term.

The following table summarizes key balance sheet data as of December 31, 2024 and December 31, 2023 and income statement data for the year ended December 31, 2024, 2023 and 2022 (in thousands):

Balance Sheet Data as of December 31,	2024	2023	2022
Cash and cash equivalents	$740,020	$342,570
Accounts receivable	185,821	163,707
Working capital (exclusive of current operating lease liability)	596,158	197,805
Stockholders' equity	1,133,410	813,359

Income Statement data for the years ended December 31,
Total revenue	$1,829,664	$1,616,630	$1,430,061
Net income attributable to RadNet common stockholders	2,793	3,044	10,650

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

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the years ended December 31, 2024, 2023 and 2022, respectively, in thousands:

Cash Flow Data	2024	2023	2022
Cash provided by operating activities	$233,023	$220,863	$146,417
Cash used in investing activities	(233,070)	(201,470)	(246,949)
Cash provided by financing activities	397,950	195,635	93,647

Cash provided by operating activities for the year ended December 31, 2024 included $289.5 million in net income reconciling adjustments offset by a $56.5 million change in assets and liabilities. The $12.2 million increase in cash provided by operating activities for the year ended December 31, 2024 compared to December 31, 2023 was primarily driven by an increase in income from operations.

Cash used in investing activities for the year ended December 31, 2024 increased from December 31, 2023 by $31.6 million. Purchases of imaging centers during the period was $43.7 million, a $31.6 million increase from the prior period. Capital expenditures for property and equipment during the period was $188.1 million, a $11.5 million increase from the prior period.

Cash provided by financing activities for the year ended December 31, 2024 resulted from a secondary public offering of our common stock and a refinancing of our Barclays credit facility. In March 2024, we completed a public offering of 5,232,500 shares of our common stock, which included 682,500 shares sold pursuant to an underwriters overallotment option, at a price to the public of $44.00 per share, resulting in net proceeds after underwriting discounts, commissions, and expenses of $218.4 million. In April 2024, we refinanced our Barclays credit facility replacing the prior facility with an $875 million term loan. After paying off the balance on the prior facility, payment of accrued interest through the closing of the refinance transaction, and payment of transaction fees and expenses, we added approximately $167.9 million in cash to the balance sheet.

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

Included in our consolidated balance sheet at December 31, 2024 are $992.0 million of total term loan debt (net of unamortized discounts of $13.7 million) displayed below in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loans	$870,625	$(12,929)	$857,696
Truist Term Loan	135,000	(726)	134,274
Total Term Loans	$1,005,625	$(13,655)	$991,970

We had no outstanding balance under our $282.0 million Barclays revolving credit facility as of December 31, 2024 and had reserved $7.6 million for certain letters of credit. The remaining $274.4 million of our Barclays revolving credit facility was available to draw upon as of December 31, 2024. We also had no balance under our $50.0 million Truist revolving credit facility as of December 31, 2024, and with no letters of credit reserved against the facility, the full amount was available to draw upon. For more information on our secured credit facilities see Note 8, Credit Facilities and Notes Payable, in the notes accompanying our consolidated financial statements in this report.

Contractual Commitments

Our future obligations for notes payable, lines of credit, and equipment and building operating leases for the next five years and thereafter include (dollars in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Notes payable	$27,025	$26,920	$128,440	$11,666	$8,995	$826,875	$1,029,921
Interest and fees on notes payable	70,402	68,689	65,858	59,569	58,726	77,086	400,330
Operating leases (1)	102,111	98,773	99,572	96,436	86,789	536,087	1,019,768
Total	$199,538	$194,382	$293,870	$167,671	$154,510	$1,440,048	$2,450,019

(1)Includes interest component of operating lease obligations.

    We have service agreements with various vendors under which they have agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under these agreements, we are committed to minimum payments of approximately $35.4 million in 2025.

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
ACCOUNTS RECEIVABLE – Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. We continuously monitor collections from our payors and maintain an allowance for credit losses based upon specific payor collection issues that we have identified and our historical experience.
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

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $710.7 million and $679.5 million as of December 31, 2024 and December 31, 2023, respectively. Indefinite lived intangible assets were $13.0 million as of December 31, 2024 and $9.0 million as of December 31, 2023 and are associated with the value of certain trade name intangibles and IPR&D. Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

We tested goodwill, trade name and IPR&D for impairment on October 1, 2024. In September 2023, we determined that an IPR&D indefinite-lived intangible asset related to Aidence's Ai Veye Lung Nodule and Veye Clinic would not receive FDA authorizations for sale in the US without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million within Cost of Operations in our Consolidated Statements of Operations. Our annual impairment test as of October 1, 2024 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2024.
Recent Accounting Standards
See Note 3, Recent Accounting Standards, in the notes accompanying the consolidated financial statements included in this report for further information.

Additional Information

Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2024, 2023 and 2022 is included in the consolidated financial statements and notes thereto in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We generate substantially all of our revenues and incur substantially all of our expenses in United States dollars. As a result, our financial results are unlikely to be materially affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets.

We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar, Hungarian Forint and Pound Sterling. We have AI operations in the Netherlands, radiology services in the United Kingdom, and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. At December 31, 2024, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.4 million in operating expenses.
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
We can elect SOFR or Alternative Base Rate interest rate options on amounts outstanding under the Barclay's term loan. At December 31, 2024, after giving effect to the $400 million notional amount of our 2019 swaps, we had $470.6 million outstanding subject to a SOFR election on our Barclay's term loan, at an effective rate plus applicable margin of 6.77%. A hypothetical 1% increase in the SOFR rates under the Barclay's credit facility would result in an increase of $4.7 million in annual interest expense and a corresponding decrease in income before taxes.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist credit facility. At December 31, 2024, we had $135.0 million outstanding subject to an adjusted SOFR election on our Trust term loan. At December 31, 2024, our effective SOFR rate plus applicable margin was 5.93%. A hypothetical 1% increase in the adjusted SOFR rates under the Truist credit facility would result in an increase of approximately $1.4 million in annual interest expense and a corresponding decrease in income before taxes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Valuation of Accounts Receivable
Description of the Matter	For the year ended December 31, 2024, the Company’s accounts receivable was $185.8 million. As discussed in Note 2 to the consolidated financial statements, substantially all of accounts receivable is due under fee-for-service contracts from third-party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. The valuation of accounts receivable is determined based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payors. Estimates of contractual allowances and implicit price concessions associated with third-party payors and any amounts due directly from patients are based upon historical collection experience from such payors. The contractual allowance estimation process is periodically reviewed to consider and incorporate updates to the laws and regulations, and contractual terms resulting from contract negotiations and renewals. The estimated implicit price concessions (based primarily on historical collection experience) are related to amounts due directly from patients to record accounts receivable at the estimated amounts the Company expects to collect.
Auditing management’s estimates of contractual allowances and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the valuation of accounts receivable. This included testing controls related to management’s review of the significant assumptions and inputs used in the determination of the estimated amount that would be collected for services rendered during the period. We also tested controls over the current and historical data used by management in determining this estimate, including the completeness and accuracy of the data.

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
Los Angeles, California
March 3, 2025

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$740,020	$342,570
Accounts receivable, net	185,821	163,707
Due from affiliates	41,869	25,342
Prepaid expenses and other current assets	51,542	47,657
Total current assets	1,019,252	579,276
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	694,791	604,401
Operating lease right-of-use assets	639,740	596,032
Total property, equipment and right-of-use assets	1,334,531	1,200,433
OTHER ASSETS
Goodwill	710,663	679,463
Other intangible assets	81,351	90,615
Deferred financing costs	2,265	1,643
Investment in joint ventures	104,057	92,710
Deposits and other	34,571	46,333
Total assets	$3,286,690	$2,690,473
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$351,464	$342,940
Due to affiliates	43,650	15,910
Deferred revenue	3,288	4,647
Current portion of operating lease liability	56,618	55,981
Current portion of notes payable	24,692	17,974
Total current liabilities	479,712	437,452
LONG-TERM LIABILITIES
Long-term operating lease liability	655,979	605,097
Notes payable, net of current portion	991,574	812,068
Deferred tax liability, net	22,230	15,776
Other non-current liabilities	3,785	6,721
Total liabilities	2,153,280	1,877,114
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 74,036,993 and 67,956,318 shares issued and outstanding at December 31, 2024 and 2023 respectively	7	7
Additional paid-in-capital	988,147	722,750
Accumulated other comprehensive loss	(9,061)	(12,484)
Accumulated deficit	(76,785)	(79,578)
Total RadNet, Inc.'s stockholders' equity	902,308	630,695
Noncontrolling interests	231,102	182,664
Total equity	1,133,410	813,359
Total liabilities and equity	$3,286,690	$2,690,473

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2024	2023	2022
REVENUE
Service fee revenue	$1,693,089	$1,463,197	1,278,016
Revenue under capitation arrangements	136,575	153,433	152,045
Total service revenue	1,829,664	1,616,630	1,430,061
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	1,580,549	1,395,239	1,264,346
Lease abandonment charges	2,478	5,146	—
Depreciation and amortization	137,838	128,391	115,877
Gain on contribution of imaging centers into joint venture	—	(16,808)	—
Loss on sale and disposal of equipment	2,276	2,187	2,529
Severance costs	1,902	3,778	946
Total operating expenses	1,725,043	1,517,933	1,383,698
INCOME FROM OPERATIONS	104,621	98,697	46,363

OTHER INCOME AND EXPENSES
Interest expense	79,849	64,483	50,841
Equity in earnings of joint ventures	(14,472)	(6,427)	(10,390)
Non-cash change in fair value of interest rate swaps	8,006	8,185	(39,621)
Debt restructuring and extinguishment expenses	11,292	—	731
Other income	(24,916)	(6,354)	1,833
Total other expenses, net	59,759	59,887	3,394
INCOME BEFORE INCOME TAXES	44,862	38,810	42,969
Provision for income taxes	(6,026)	(8,473)	(9,361)
NET INCOME	38,836	30,337	33,608
Net income attributable to noncontrolling interest	36,043	27,293	22,958

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,793	$3,044	$10,650

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.04	$0.05	$0.19

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.04	$0.05	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	73,037,237	63,580,059	56,293,336
Diluted	74,762,332	64,658,299	57,320,870

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2024	2023	2022
NET INCOME	$38,836	$30,337	$33,608
Currency translation adjustments	(5,929)	4,617	(3,943)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	9,352	3,576	3,687
COMPREHENSIVE INCOME	42,259	38,530	33,352
Less comprehensive income attributable to noncontrolling interests	36,043	27,293	22,958
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$6,216	$11,237	$10,394

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
BALANCE - December 31, 2021	53,548,227	$5	$342,592	$(20,421)	$(93,272)	$228,904	$117,253	$346,157
Issuance of common stock upon exercise of options	25,000	1	294	—	—	295	—	295
Issuance of common stock under the equity compensation plan	725,577	—	—	—	—	—	—	—
Issuance of common stock to settle DeepHealth contingent consideration	781,577	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	204,160	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	23,543	—	—	23,543	—	23,543
Forfeiture of restricted stock	(26,710)	—	(75)	—	—	(75)	—	(75)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(893)	(893)
Contributions from noncontrolling interests	—	—	—	—	—	—	19,139	19,139
Sale of economic interests in controlled subsidiary, net of taxes	—	—	6,623	—	—	6,623	—	6,623
Issuance of common stock in connection with acquisitions	2,465,294	—	63,311	—	—	63,311	—	63,311
Change in cumulative currency translation adjustment	—	—	—	(3,943)	—	(3,943)	—	(3,943)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	3,687	—	3,687	—	3,687
Net income	—	—	—	—	10,650	10,650	22,958	33,608
BALANCE - December 31, 2022	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452
Issuance of common stock upon exercise of options	12,424	—	142	—	—	142	—	142
Issuance of common stock under the equity compensation plan	1,128,453	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	37,909	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	26,785	—	—	26,785	—	26,785
Issuance of common stock, net of issuance costs	8,711,250	1	245,831	—	—	245,832	—	245,832
Forfeiture of restricted stock	(35,542)	—	—	—	—	—	—	—
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5,972)	(5,972)

Contributions from noncontrolling interests	—	—	—	—	—	—	2,885	2,885
Sale of economic interests in controlled subsidiary, net of taxes	—	—	2,236	—	—	2,236	—	2,236
Issuance of common stock in connection with acquisitions	378,699	—	11,470	—	—	11,470	—	11,470
Change in cumulative currency translation adjustment	—	—	—	4,617	—	4,617	—	4,617
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	3,576	—	3,576	—	3,576
Other	—	—	(2)	—	—	(2)	1	(1)
Net income	—	—	—	—	3,044	3,044	27,293	30,337
BALANCE - December 31, 2023	67,956,318	$7	$722,750	$(12,484)	$(79,578)	$630,695	$182,664	$813,359
Issuance of common stock upon exercise of options	70,793	—	667	—	—	667	—	667
Issuance of common stock under the equity compensation plan	719,762	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	10,427	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	29,986	—	—	29,986	—	29,986
Issuance of common stock, net of issuance costs	5,232,500	—	218,385	—	—	218,385	—	218,385
Forfeiture of restricted stock	(47,826)	—	(153)	—	—	(153)	—	(153)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(4,522)	(4,522)
Sale of economic interests in controlled subsidiary, net of taxes	—	—	11,905	—	—	11,905	16,917	28,822
Issuance of common stock in connection with acquisitions	95,019	—	4,607	—	—	4,607	—	4,607
Change in cumulative currency translation adjustment	—	—	—	(5,929)	—	(5,929)	—	(5,929)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	9,352	—	9,352	—	9,352
Net income	—	—	—	—	2,793	2,793	36,043	38,836
BALANCE - December 31, 2024	74,036,993	$7	$988,147	$(9,061)	$(76,785)	$902,308	$231,102	$1,133,410

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,836	$30,337	$33,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,838	128,391	115,877
Non-cash lease expense	60,552	61,102	68,847
Equity in earnings of joint ventures, net of dividend	(9,926)	9,176	(5,952)
Amortization of deferred financing costs and loan discount	3,093	2,987	2,693
Loss on sale and disposal of equipment	2,276	2,187	2,529
Loss on extinguishment of debt	3,903	—	—
Gain on contribution of imaging centers into joint venture	—	(16,808)	—
Lease abandonment charges	2,478	5,146	—
Amortization of cash flow hedge	9,352	3,576	3,687
Non-cash change in fair value of interest rate swaps	8,006	8,185	(39,621)
Stock-based compensation	29,833	26,785	23,770
Loss on impairment	1,275	3,949	—
Change in fair value of contingent consideration	1,995	(3,880)	(325)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(21,767)	2,650	(30,078)
Other current assets	(32,790)	(8,441)	(3,327)
Other assets	10,723	(1,484)	(12,166)
Deferred taxes	6,454	6,056	13,356
Operating lease liability	(54,866)	(54,763)	(68,943)
Deferred revenue	(1,359)	626	(7,316)
Accounts payable, accrued expenses and other	37,117	15,086	49,778
Net cash provided by operating activities	233,023	220,863	146,417
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions	(43,661)	(10,918)	(129,961)
Purchase of property and equipment	(188,070)	(176,600)	(119,451)
Proceeds from sale of equipment	157	83	3,904
Equity contributions in existing and purchase of interest in joint ventures	(1,496)	(14,035)	(1,441)
Net cash used in investing activities	(233,070)	(201,470)	(246,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(5,989)	(2,930)	—
Payments on term loan debt	(692,437)	(41,063)	(53,750)
Proceeds from issuance of debt, net of issuance costs	863,757	—	147,996
Sale of noncontrolling interests	22,357	5,121	—
Payments of contingent consideration and holdbacks	(4,268)	(5,495)	—
Distributions paid to noncontrolling interests	(4,522)	(5,972)	(893)
Proceeds from issuance of common stock	218,385	245,832	—
Proceeds from issuance of common stock upon exercise of options	667	142	294
Net cash provided by financing activities	397,950	195,635	93,647
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(453)	(292)	113
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	397,450	214,736	(6,772)
CASH AND CASH EQUIVALENTS, beginning of period	342,570	127,834	134,606
CASH AND CASH EQUIVALENTS, end of period	$740,020	$342,570	$127,834
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$84,601	$64,695	$39,151
Cash paid during the period for income taxes	$4,170	$1,587	$587

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $65.6 million, $67.7 million, and $111.8 million during the years ended December 31, 2024, 2023 and 2022, respectively, that we had not paid for as of December 31, 2024, 2023 and 2022, respectively. The accrual for such amounts is included in our consolidated balance sheets under accounts payable, accrued expenses and other.

During the year ended 2024, we acquired certain assets from entities engaged in the practice of radiology or related businesses. These acquisitions included holdbacks and other liabilities totaling $10.4 million that we had not paid for as of December 31, 2024. The accrued amounts are reflected in our consolidated balance sheets under accrued expenses and other non-current liabilities.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At December 31, 2024, we operated directly or indirectly through joint ventures with hospitals, 398 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting.

In the first quarter of 2024, we revised our reportable segments to combine our eRad, Inc. ("eRad") business, which was previously included in the Imaging Center segment, with our former AI segment to form a new Digital Health reportable segment. Prior period amounts were adjusted retrospectively to reflect the change in reportable segments. For further financial information about these segments, see Note 5, Segment Reporting.

In March 2024, we closed on a public offering of 5,232,500 shares of our common stock, including 682,500 shares sold pursuant to the exercise of an underwriter's overallotment option, at a price to the public of $44.00 per share. The gross proceeds as a result of this public offering were $230.2 million before underwriting discounts, commissions, and costs totaling $11.8 million.

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
Accounting regulations stipulate that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIEs in which we are the primary beneficiary and in which we have a variable interest. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

VIEs that we consolidate as the primary beneficiary include professional corporations that are owned or controlled by individuals within our senior management and provide professional medical services for centers in Arizona, California, Delaware, [Florida], Maryland, New Jersey, Texas, and New York. These VIEs are collectively referred to as the “Consolidated Medical Group". RadNet provides non-medical, technical and administrative services to the Consolidated Medical Group for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations and we determine the annual budget. The Consolidated Medical Group has insignificant operating assets and liabilities, and de minimis equity. Substantially all cash flows of the Consolidated Medical Group after expenses, including professional salaries, are transferred to us. We consolidate the revenue and expenses, assets and liabilities of the Consolidated Medical Group. The creditors of the Consolidated Medical Group do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of the Consolidated Medical Group. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

The Consolidated Medical Group on a combined basis recognized $221.1 million, $205.6 million, and $189.1 million of revenue, net of management services fees to RadNet, for the years ended December 31, 2024, 2023, and 2022, respectively and $221.1 million, $205.6 million, and $189.1 million of operating expenses for the years ended December 31, 2024, 2023, and 2022, respectively. RadNet, Inc. recognized $928.1 million, $849.4 million, and $786.5 million of total billed net service fee revenue for the years ended December 31, 2024, 2023, and 2022, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

In our consolidated balance sheets at December 31, 2024 and December 31, 2023, we have included approximately $103.0 million and $94.1 million, respectively, of accounts receivable and approximately $22.7 million and $16.7 million of accounts payable and accrued liabilities related to the Consolidated Medical Group, respectively. The cash flows of the Consolidated Medical Group are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION – The operating activities of subsidiaries are included in the accompanying consolidated financial statements (“financial statements”) from the date of acquisition. Investments in companies in which we have the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances, with our consolidated entities and the unsettled amount of intercompany transactions with our equity method investees, have been eliminated in consolidation. As stated in Note 1 above, the Consolidated Medical Group consists of VIEs and we consolidate the operating activities and balance sheets of each.

USE OF ESTIMATES - The financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

REVENUES – Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period when our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (e.g., Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the fees for the services provided are dependent upon the terms provided by Medicare and Medicaid, or negotiated with managed care health plans and commercial insurance companies. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
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
Our service fee revenues are based upon the estimated amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenues related to uninsured patients and co-payment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

Our total revenues for the years ended December 31, 2024, 2023, and 2022 are presented in the table below. Our patient service revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type, along with revenue generated from our management services and other sources such as software and AI..

In Thousands	2024	2023	2022
Commercial insurance	$1,018,327	$879,792	$769,753
Medicare	410,072	356,506	305,031
Medicaid	44,736	42,302	37,530
Workers' compensation/personal injury	43,666	46,406	50,333
Other payors	104,888	87,675	65,911
Management fee revenue	24,676	17,936	22,235
Other revenue	46,724	32,580	27,223
Revenue under capitation arrangements	136,575	153,433	152,045
Total revenue	$1,829,664	$1,616,630	$1,430,061

ACCOUNTS RECEIVABLE – Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. We continuously monitor collections from our payors and maintain an allowance for credit losses based upon specific payor collection issues that we have identified and our historical experience.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long-term portion. Amounts remaining to be collected on these agreements were $4.2 million and $14.3 million at December 31, 2024 and 2023, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES - Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2024	2023
Accounts payable	$96,450	$122,888
Accrued expenses	153,252	124,059
Accrued salary and benefits	68,242	71,297
Accrued professional fees	33,520	24,696
Total	$351,464	$342,940

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

For the years ended December 31, 2024, 2023, and 2022, we recorded approximately $27.8 million, $20.2 million, and $13.2 million, respectively, in revenue related to our software business which is included in service fee revenue in our consolidated statements of operations. At December 31, 2024 we had deferred revenue of approximately $1.2 million associated with these sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS – When we develop our own software and artificial intelligence solutions we capitalize and amortize those costs over their useful life of 1 to 12 years. Costs related to the research and development of new software products and enhancements to existing software intended for resale to our customers are expensed as incurred.

CONCENTRATION OF CREDIT RISKS – Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. The cash in the financial institution is in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC. Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. We continuously monitor collections and maintain an allowance for credit losses based upon our historical collection experience. In addition, we have notes receivable stemming from our factoring of accounts receivable as stated above.

CASH AND CASH EQUIVALENTS – We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates the fair market value.

DEFERRED FINANCING COSTS – Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $2.3 million and $1.6 million as of December 31, 2024 and 2023, respectively. See Note 8, Credit Facilities and Notes Payable for more information on our revolving lines of credit.

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

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $710.7 million and $679.5 million at December 31, 2024 and 2023, respectively. Indefinite lived intangible assets were $13.0 million at December 31, 2024 and $9.0 million at 2023 and are associated with the value of certain trade name intangibles and in process research and development ("IPR&D"). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. If we determine that the carrying value of a reporting unit exceeds its fair value, an impairment charge equal to such excess, not to exceed the total amount of goodwill allocated to that reporting unit, is recognized. We determine fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

We tested goodwill, trade name and IPR&D for impairment on October 1, 2024. In September 2023, we determined that an IPR&D indefinite-lived intangible asset related to Aidence's Ai Veye Lung Nodule and Veye Clinic would not receive FDA authorizations for sale in the US without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of US sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million within Cost of operations in our Consolidated Statements of Operations. The estimated fair value of the IPR&D intangible asset was determined using the multi-period excess earnings method under the income approach, which estimates the present value of the free cash flows associated with the asset and tax amortization benefit to arrive at the fair value of the asset. Our annual impairment test as of October 1, 2024 noted no other impairment, and we have not identified any indicators of impairment through December 31, 2024.

LONG-LIVED ASSETS – We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill and indefinite lived intangible assets, for impairment when events or changes indicate the carrying amount of an asset may not be recoverable. Accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. For the years ended December 31, 2024 and 2023, we recorded lease abandonment of $0.7 million and $2.5 million, respectively pertaining to leasehold improvements at facilities that we shut down. See the Leases discussion below for more information. Other than this, we determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired during any periods presented.

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
ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of December 31, 2024. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers. During the years ended 2024 and 2023, we experienced lower utilization at various imaging centers which resulted in the closure of these locations and the recognition of lease abandonment charges of approximately $2.5 million and $5.1 million at December 31, 2024 and 2023, respectively in our Imaging Center segment. Of these amounts, $1.8 million and $2.7 million were related to right-of-use assets impairment and $0.7 million and $2.5 million were related to the write-off of leasehold improvements for the years ending December 31, 2024 and 2023, respectively.

UNINSURED RISKS – We maintain a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $5.6 million and $3.4 million at December 31, 2024 and 2023, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible which is $10,000 per incidence for all years covered by this report.

In order to eliminate the exposure for claims not reported during the regular malpractice policy period, we have purchased a medical malpractice claims made tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2024, this policy remained in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2024 and 2023 of $7.8 million and $7.2 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

EMPLOYEE BENEFIT PLAN – We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. We can elect to provide a matching contribution in the amount to a maximum of 1.0% per 4.0% of employee contributions. We contributed $3.6 million and $3.3 million in matching for the years ended December 31, 2024 and 2023.

EQUITY BASED COMPENSATION – We have one long-term incentive plan that we adopted in 2006 and which we amended and restated at various points in time: first on April 20, 2015, second on March 9, 2017, third on April 15, 2021 and currently as of April 27, 2023 (the “Restated Plan”). The Restated Plan was most recently approved by our stockholders at our annual stockholders meeting on June 7, 2023. We have reserved 20,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over 3 years to five years and expire 5 years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar, valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 11, Stock-Based Compensation, for more information.

FOREIGN CURRENCY TRANSLATION – For our operations in Canada, Europe and the United Kingdom, the functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive loss. Gains and losses related to the foreign currency portion of international transactions are included in the determination of net income. The following is a reconciliation of Foreign Currency Translation amounts for the years ended December 31, 2024, 2023 and 2022 is provided below (in thousands):

Currency Translation
Balance as of Balance as of December 31, 2021	$(442)
Currency Translation Adjustments	(3,943)
Balance as of Balance as of December 31, 2022	(4,385)
Currency Translation Adjustments	4,617
Balance as of Balance as of December 31, 2023	232
Currency Translation Adjustments	(5,929)
Balance as of Balance as of December 31, 2024	$(5,697)

OTHER COMPREHENSIVE INCOME (LOSS) – Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) ("OCI") and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in OCI. The components of OCI for the years ended December 31, 2024, 2023, and 2022 are included in the consolidated statements of comprehensive income.

INTEREST ON SECURITIES - We recognized income from interest on securities of approximately $31.4 million and $10.9 million for the year ended December 31, 2024 and 2023, respectively. This income is recorded within Other non-operating income in our Consolidated Statements of Operations.
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

DERIVATIVE INSTRUMENTS
2019 swaps:
In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 swaps"). The 2019 swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 swaps will secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They matured in October 2023 for the two smaller notional and will mature in October 2025 for the two larger notional. Under these arrangements, we arranged the 2019 swaps with locked in 1 month Term Secured Overnight Financing Rate ("SOFR") rates at 1.89% for the $100,000,000 notional and at 1.98% for the $400,000,000 notional. In October of 2023, the two agreements of $50,000,000 each matured and the remaining 2019 swaps have a total notional amount of $400,000,000 as of December 31, 2024. As of the effective date, we are liable for premium payments if interest rates decline below arranged rates but receive interest payments if rates remain above the arranged rates.
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other accumulated comprehensive loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for both our $400,000,000 notional interest rate swap contract locked in at 1.98% due October 2025 and our $100,000,000 notional interest rate swap contract locked in at 1.89% did not match the cash flows for our Barclays term loans and so we determined that they were not currently effective as cash flow hedges. Accordingly, all changes in their fair value after April 1, 2020 for the $400,000,000 notional and after July 1, 2020 for the $100,000,000 notional was recognized in earnings. As of July 1, 2020, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount will be amortized to interest expense through October 2023 at approximately $0.4 million per month and continuing at approximately $0.3 million per month through October 2025.

A tabular presentation of the effect of derivative instruments on our other comprehensive income of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the years ended	Account	Beginning Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	Ending Balance

December 31, 2024	Accumulated Other Comprehensive Loss, net of taxes	$(11,625)	$—	$9,352	$(2,273)
December 31, 2023	Accumulated Other Comprehensive Loss, net of taxes	$(15,201)	$—	$3,576	$(11,625)
December 31, 2022	Accumulated Other Comprehensive Loss, net of taxes	$(18,888)	$—	$3,687	$(15,201)
*Net of taxes of $3.0 million, $1.4 million and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps for the Swaps that became ineffective in 2020 is as follows (amounts in thousands):

For the year ended	Amount of gain (loss) recognized in income on derivative (current period ineffective portion)	Location of gain (loss) recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated other comprehensive income (loss) into income (prior period effective portion)	Net receipts (payments) associated with swap	Location of loss reclassified from accumulated other comprehensive income (loss) into income (prior period effective portion) and net receipts (payments) associated with swap

December 31, 2024	$(8,006)	Non-cash change in fair value of interest rate swaps	$(9,352)	$13,126	Interest Expense
December 31, 2023	$(8,185)	Non-cash change in fair value of interest rate swaps	$(3,576)	$14,541	Interest Expense
December 31, 2022	$39,621	Non-cash change in fair value of interest rate swaps	$(3,687)	$(2,826)	Interest Expense
Net receipts (payments) associated with swap are reported as operating activities in the statement of cash flows.

Contingent Consideration:
Aidence Holding B.V. On January 20, 2022, we completed our acquisition of all the equity interests of Aidence Holding B.V. ("Aidence"), an artificial intelligence enterprise centered on lung cancer screening. As part of the purchase agreement, we agreed to pay up to $10.0 million consideration upon the completion of two identified milestones in RadNet common shares or cash at our election. The fair value is based on the yield rate of S&P B-rated corporate bonds and the probability of meeting the milestones which were tied to FDA authorizations of artificial intelligence screening solutions. In September 2023, we determined that the milestones could not be achieved under the contractual terms of the stock purchase agreement because the original submissions of artificial intelligence screening solutions did not receive regulatory clearance. A new submission would be required; and therefore, the probability of the milestones being achieved became zero. Accordingly, we recognized a gain of $7.2 million in 2023 representing the change in fair value of contingent consideration within Cost of operations in our Consolidated Statements of Operations. In addition, there was a general holdback of $4.0 million for any indemnification claims, which was settled on April 30, 2023 by the issuance of 144,227 shares of our common stock.
Quantib B.V. On January 20, 2022, we completed our acquisition of all the equity interests of Quantib B.V. ("Quantib"), an artificial intelligence enterprise centered on prostate cancer screening. As part of the purchase agreement, we agreed to issue 18 months after acquisition, 113,303 shares of our common stock with an initial fair value at the date of close of $3.0 million subject to adjustment for any indemnification claims. In addition, there is a general holdback of $1.6 million to be issued in cash subject to adjustment for any indemnification claims. On July 7, 2023, we settled the stock holdback contingent liabilities by issuing 113,303 shares of our common stock at an ascribed value of $3.5 million and also settled the general holdback for $1.6 million in cash.
Montclair. On October 1, 2022, we completed our acquisition of Montclair Radiological Associates ("Montclair"). As part of the purchase agreement, we recorded $1.2 million in contingent consideration which was based on the anticipated achievement of specific EBITDA targets within a defined time frame. In June 2023, we determined that the contingent consideration thresholds were not achieved and, as such, we recognized a gain of $1.2 million representing the change in fair value of the contingent consideration within Cost of operations in our Consolidated Statements of Operations.
The HLH Imaging Group Limited fka Heart and Lung Imaging Limited. On November 1, 2022, we completed our acquisition of 75% of the equity interests of Heart & Lung Imaging Limited. The purchase included $10.2 million in contingent milestone consideration and a cash holdback of $0.6 million to be issued 24 months after acquisition subject to adjustment for any indemnification claims.
The milestone contingencies had a value of approximately $0 and $6.2 million as of December 31, 2024 and 2023, respectively. The contingent consideration is determined by the achievement of a specific number of physician reads. On September 20, 2023, we settled a milestone contingent liability by issuing 56,600 shares of our common stock at an ascribed value of $1.6 million and cash of $1.8 million. On December 12, 2023, we settled a milestone contingent liability by issuing 64,569 shares of our common stock at an ascribed value of $2.3 million and cash of $2.1 million. On March 27, 2024, we partially settled a milestone contingent liability by issuing 95,019 shares of our common stock at an ascribed value of $4.6 million. On April 1, 2024, we settled the remaining milestone contingent liability in cash of $3.6 million. On November 6, 2024, we settled the remaining holdback in cash of $0.6 million. We recognized a loss of $1.1 million and $2.5 million for the year ended December 31, 2024 and 2023, respectively, representing the change in fair value of the contingent consideration within Cost of operations in our Consolidated Statements of Operations.
A tabular roll-forward of contingent consideration is as follows (amounts in thousands):

For the year ended December 31, 2024
Entity	Account	December 31, 2023 Balance	Settlement of Contingent Consideration	Change in Valuation of Contingent Consideration	Currency Translation	December 31, 2024 Balance
Heart & Lung Limited	Accrued Expenses & Other Long Term Liabilities	$6,242	$(8,221)	$1,060	$919	$—

For the year ended December 31, 2023
Entity	Account	January 1, 2023 Balance	Settlement of Contingent Consideration	Change in Valuation of Contingent Consideration	Currency Translation	December 31, 2023 Balance
Aidence	Other Long Term Liabilities	$7,158	$—	$(7,158)	$—	$—
Quantib	Accrued Expenses & Other Long Term Liabilities	$2,134	$(3,535)	$1,401	$—	$—
Montclair	Accrued Expenses	$1,200	$—	$(1,200)	$—	$—
Heart & Lung Limited	Accrued Expenses & Other Long Term Liabilities	$11,053	$(7,854)	$2,476	$567	$6,242

For the year ended December 31, 2022
Entity	January 1, 2022 Balance	Addition	Change in Valuation of Contingent Consideration	Currency Translation	December 31, 2022 Balance
Aidence	$—	$7,477	$(362)	$43	$7,158
Quantib	$—	$3,019	$(903)	$18	$2,134
Montclair	$—	$1,200	$—	$—	$1,200
Heart & Lung Limited	$—	$10,225	$566	$262	$11,053
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

Derivatives:

The table below summarizes the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets in our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Other Current Assets
2019 SWAPS - Interest Rate Contracts	$—	$7,112	$—	$7,112

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Deposits and Other
2019 SWAPS - Interest Rate Contracts	$—	$15,118	$—	$15,118

The estimated fair value of these contracts was determined using Level 2 inputs. More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward SOFR curve in 2024 and 2023. respectively. The forward SOFR curve and forward LIBOR curve are readily available in the public markets or can be derived from information available in the public markets.
Contingent Consideration:
The tables below summarize the estimated fair values of contingencies and holdbacks relating to our acquisitions that are subject to fair value measurements and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
Heart & Lung Imaging Limited	$—	$—	$—	$—

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
Heart & Lung Imaging Limited	$—	$—	$6,242	$6,242

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

Long Term Debt

The table below summarizes the estimated fair value and carrying amount of our Barclays Term Loans and Trust Term Loan long-term debt as follows (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$1,006,713	$—	$1,006,713	$1,005,625

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$824,759	$—	$824,759	$823,063

Our Barclays revolving credit facility had no aggregate principal amount outstanding as of December 31, 2024 and 2023, respectively. Our Truist revolving credit facility had no aggregate principal amount outstanding as of December 31, 2024 and 2023, respectively.

The estimated fair values of our long-term debt, which is discussed in Note 8, was determined using Level 2 inputs for the Barclays and Truist term loans. Level 2 inputs primarily relate to comparable market prices.

We consider the carrying amounts of cash and cash equivalents, receivables, other current assets, and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. Additionally, we consider the carrying amount of our and other notes payable to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2024	2023	2022
Net income attributable to RadNet, Inc. common stockholders	$2,793	$3,044	$10,650

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	73,037,237	63,580,059	56,293,336
Basic net income per share attributable to RadNet, Inc. common stockholders	$0.04	$0.05	$0.19
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	73,037,237	63,580,059	56,293,336
Add nonvested restricted stock subject only to service vesting	296,849	202,995	172,139
Add additional shares issuable upon exercise of stock options, warrants and holdback shares	1,428,246	875,245	855,395
Weighted average number of common shares used in calculating diluted net income per share	74,762,332	64,658,299	57,320,870
Changes in fair value associated with contingently issuable shares	$—	$—	$(724)
Net income attributable to RadNet, Inc's common stockholders for diluted share calculation	$2,793	$3,044	$9,926
Diluted net income per share attributable to RadNet, Inc. common stockholders	$0.04	$0.05	$0.17

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Shares issuable upon the exercise of stock options	—	754,131	152,723
Weighted average shares for which the exercise price exceeds the average market price of common stock	—	70,760	—

INVESTMENTS IN EQUITY SECURITIES- Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

As of December 31, 2024, we have three equity investments with an aggregate carry value of $8.0 million. No observable price changes or impairments in our investments were identified as of December 31, 2024, 2023, and 2022, except as disclosed below.
During the year ended December 31, 2024, we recognized a $1.2 million impairment loss on our investment in Israel-based Medic Vision in our Imaging Center segment. This was driven by the escalating geopolitical tensions in Israel, which adversely affected market conditions, along with a bona fide offer we received for a similar investment. The offer, which was below the carrying value of our investment, provided a reliable indication of the current fair value of our Medic Vision investment. As a result, we determined that the carrying amount of the investment exceeded its fair value, and the impairment loss has been recorded within "Other income" in our Consolidated Statements of Operations.

INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures that represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2024.

The table below summarizes our ownership interest in these joint ventures as of December 31, 2024:

Joint Venture	Percentage Ownership
Franklin Imaging, LLC	49%
Greater Baltimore Diagnostic Imaging	50%
Advanced Imaging at St. Joseph Medical Center, LLC	49%
Carroll County Radiology, LLC	40%
Baltimore Washington Imaging Center, LLC	35%
Calvert Medical Imaging Centers, LLC	50%
Montgomery Community Magnetic Imaging Ctr LP	49%
Mt. Airy Imaging Center, LLC	40%
Orange County Radiation Oncology, LLC	40%
Arizona Diagnostic Radiology Group LLC	49%
Glendale Advanced Imaging Center, LLC	55%
Santa Monica Imaging Group LLC	49%

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2024 and 2023 (in thousands):

Balance as of December 31, 2022	$57,893
Equity in earnings in these joint ventures	6,427
Distribution of earnings	(15,603)
Equity contributions in existing and purchase of interest in joint ventures	43,993
Balance as of December 31, 2023	$92,710
Equity in earnings in these joint ventures	14,472
Distribution of earnings	(4,546)
Equity contributions in existing and purchase of interest in joint ventures	1,496
Impairment loss	(75)
Balance as of December 31, 2024	$104,057

We charged management service fees from the imaging centers underlying these joint ventures of approximately $24.1 million , $17.9 million, and $22.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures. As we have the ability to exercise significant influence over our joint venture entities, we consider them related parties. Amounts transacted between ourselves and the entities in the ordinary course of business are disclosed on our balance sheet in the due from/to affiliate accounts.
During the year ended December 31, 2024, we have identified an other than temporary impairment in certain of our investments in joint ventures. As a result, we have recognized a $0.1 million impairment loss on certain of our joint venture investment in our Imaging Center segment, which has been recorded within "Other income" in our Consolidated Statements of Operations.

The following table is a summary of key financial data for these joint ventures as of December 31, 2024 and 2023, respectively, and for the years ended December 31, 2024, 2023 and 2022, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2024	2023
Current assets	$61,158	$39,819
Noncurrent assets	232,750	224,936
Current liabilities	(53,182)	(46,587)
Noncurrent liabilities	(70,241)	(70,834)
Total net assets	$170,485	$147,334

	2024	2023	2022
Net revenue	$264,471	$184,194	$145,256
Net income	$30,833	$12,968	$21,169

During the years ended December 31, 2024 and 2023, we made additional equity contributions of $1.4 million and $2.4 million, respectively, to Arizona Diagnostic Radiology Group ("ADRG", our joint venture with Dignity Health).
On November 1, 2022, we contributed eight of our imaging centers to ADRG of $12.7 million and recorded a loss of $0.5 million, which was calculated as the difference between the sale price and carrying value of such imaging centers which included equipment and other assets and an allocation of goodwill to such imaging centers. We recorded $4.5 million of the sale price as an offset to due to affiliates while the remaining $8.3 million was recorded as investment in joint venture on our balance sheet. We accounted for the transaction as an adjustment to our equity investment for the value of the assets contributed. To maintain our 49% economic interest in ADRG, we received a distribution from the partnership of $4.5 million to reduce our overall investment to $8.3 million.

Joint venture investment contribution

Santa Monica Imaging Group, LLC. Santa Monica Imaging Group, LLC ("SMIG") is a joint venture between RadNet (49% economic interest) and Cedars-Sinai Medical Center ("CSMC") (51% economic interest), consisting of multiple multi-modality imaging centers in Santa Monica and Beverly Hills, California.

RadNet initially held a 40% economic interest, which was later reduced to 35% in 2019. In September 2023, RadNet increased its economic to 35% by contributing two imaging centers (one newly constructed in Beverly Hills) valued at $27.2 million and purchasing an additional interest for cash payment of $11.3 million. Simultaneously, CSMC contributed five additional imaging centers in Santa Monica. As a result of this transaction, RadNet recognized a $16.8 million gain, recorded under (Gain) on contribution of imaging centers into joint venture in the Consolidated Statements of Operations, reflecting the difference between the fair value and carrying value of the contributed businesses. The related gain on disposal of business was calculated as the difference between the fair value and carrying value of such imaging centers which included equipment, other assets, accrued liabilities, and an allocation of goodwill to such imaging centers.

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

NOTE 3 - RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Updates (ASUs) 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The guidance requires entities to provide enhanced disclosures about significant segment expenses. For entities that have adopted the amendments in ASU 2023-07, the updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and is applicable to the Company in fiscal 2024. Early adoption is permitted. We adopted this ASU for the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Updates (ASUs) 2023-09 ("ASU 2023-09"), Income Tax (Topic 740) Improvements to Income Tax Disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. Early adoption is permitted. We will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only our disclosures with no impacts to our financial condition and results of operations.

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to enhance the transparency of certain expense disclosures. The amendments in this Update require disclosure of specific expense categories in the notes to the financial statements for both interim and annual reporting periods. The Update also requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this Update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be adopted either prospectively or retrospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.
NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment

During the years ended 2024, 2023 and 2022, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California, Delaware, Maryland, New Jersey, Texas and New York markets. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

2024:

Entity	Date Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities	Notes payable and other liabilities
Antelope Valley Outpatient Imaging*	2/1/2024	3,530	2,793	563	687	50	—	(563)	—
Grossman Imaging Center of CMH, LLC*	3/31/2024	10,343	1,717	6,304	8,500	280	56	(6,514)	—
Providence Health System - Southern California*	3/31/2024	7,369	1,378	3,441	5,991	—	—	(3,441)	—
Houston Medical Imaging, LLC*	4/1/2024	22,703	15,826	7,929	11,584	1,660	90	(8,089)	(6,297)
U.S. Imaging, Inc.*	6/1/2024	4,200	4,025	5,597	—	175	—	(5,597)	—
Global Imaging LLP*	9/1/2024	2,900	1,266	—	1,584	50	—	—	—
Stanislaus Surgical Hospital, LLC*	9/16/2024	3,000	503	1,468	2,382	100	15	(1,468)	—
Pink Perception, LLC*	10/7/2024	4,000	494	407	3,306	200	—	(407)	—
AV Imaging PLLC*	11/1/2024	1,000	287	—	663	50	—	—	—
Total		$59,045	$28,289	$25,709	$34,697	$2,565	$161	$(26,079)	$(6,297)

In connection with these acquisitions, we have added $1.2 million of covenant not to compete, which is subject to amortization, and $1.4 million of indefinite-lived trade names to our intangible assets.

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

Digital Health Segment

Kheiron Medical Technologies LTD

On October 14, 2024, we acquired a all of the equity interest in Kheiron Medical Technologies LTD (“Kheiron”), which uses deep learning AI to help radiologists detect breast cancer.

Kheiron’s operations are included in our Digital Health segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $2.3 million, including: i) cash of $0.4 million, ii) cash holdback of $0.5 million to be issued 18 months after acquisition, (iii) acquisition costs incurred by the seller of $0.4 million and (iv) a settlement of a loan from RadNet of $1.0 million. We recorded $1.2 million in current assets, $2.7 million of IPR&D in intangible assets, and $1.5 million in current liabilities in connection with this transaction.
In performing the purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Kheiron business. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2024, fair value determination is preliminary and subject to change.
Subsidiary activity
Formation of majority owned subsidiary and sale of economic interest
Tri Valley Imaging Group, LLC. On February 23, 2024, we formed Tri Valley Imaging Group, LLC ("TVIG"), a partnership with Providence Health System - Southern California ("PHS"). The operation offers multi-modality services out of seven locations in Southern California. On March 29, 2024, we contributed the operations of four centers to the enterprise and PHS contributed a business comprising three centers including $1.4 million of fixed assets and $6.0 million in goodwill. Simultaneously, PHS purchased from us an additional economic interest in TVIG for a cash payment of $9.6 million. As a result of the transaction, we recognized a gain of $0.0 million to additional paid in capital and retained a 52% controlling economic interest in TVIG and PHS retains a $7.8 million or 48% noncontrolling economic interest in TVIG.
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
Ventura County Imaging Group. On March 31, 2024, Community Memorial Health System purchased an economic interest of Ventura County Imaging Group ("VGIC") for a consideration of $5.1 million. As a result of the transaction, we retained 47.5% controlling economic interest in VGIC.
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

NOTE 5 – SEGMENT REPORTING

Our chief operating decision maker ("CODM"), who is also our CEO, evaluates the financial performance of our segments based upon their respective revenue and segmented internal profit and loss statements prepared on a basis not consistent with GAAP. The CODM considers actual to budget and current year actual to prior year actual for revenue and other profit and loss measures on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. We do not report balance sheet information by segment since it is not reviewed by our CODM to evaluate segment performance or to make resource allocation decisions.

In the first quarter of 2024, we revised our reportable segments to combine our eRad business, which was included in the Imaging Center segment, with our former AI segment to form a new Digital Health reportable segment. Prior period amounts were adjusted retrospectively to reflect the change in reportable segment. Accordingly, our reportable segments currently are our Imaging Center segment and our Digital Health segment.
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

The following tables reflect certain financial data for each reportable segment:

Year Ended December 31, 2024
	Imaging Center	Digital health	Total
Revenues from external customers	$1,792,319	$37,345	$1,829,664
Intersegment revenues	—	28,361	28,361
	$1,792,319	$65,706	$1,858,025
Reconciliation of revenue
Elimination of intersegment revenues			(28,361)
Total consolidated revenues			$1,829,664

Less:
Other segment items*	$1,542,274	$40,753	$1,583,027
Segment profit (loss)	250,045	(3,408)	246,637

Reconciliation of segment profit
Depreciation and amortization			(137,838)
Loss on sale and disposal of equipment and other			(2,276)
Severance costs			(1,902)
Interest expense			(79,849)
Equity in earnings of joint ventures			14,472
Non-cash change in fair value of interest rate swaps			(8,006)
Debt restructuring and extinguishment expenses			(11,292)
Other income			24,916

Income before income taxes			$44,862

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Year Ended December 31, 2023
	Imaging Center	Digital health	Total
Revenues from external customers	$1,590,564	$26,066	$1,616,630
Intersegment revenues	—	23,510	23,510
	1,590,564	49,576	1,640,140
Reconciliation of revenue
Elimination of intersegment revenues			(23,510)
Total consolidated revenues			$1,616,630

Less:
Other segment items*	$1,381,847	$18,538	$1,400,385
Segment profit (loss)	208,717	7,528	216,245

Reconciliation of segment profit
Depreciation and amortization			(128,391)
Loss on sale and disposal of equipment and other			(2,187)
Severance costs			(3,778)
Interest expense			(64,483)
Equity in earnings of joint ventures			6,427
Non-cash change in fair value of interest rate swaps			(8,185)
Debt restructuring and extinguishment expenses			—
Other income			6,354
Gain on contribution of imaging centers into joint venture			16,808

Income before income taxes			$38,810

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Year Ended December 31, 2022
	Imaging Center	Digital health	Total
Revenues from external customers	$1,413,419	$16,642	$1,430,061
Intersegment revenues	—	21,416	21,416
	1,413,419	38,058	1,451,477
Reconciliation of revenue
Elimination of intersegment revenues			(21,416)
Total consolidated revenues			$1,430,061

Less:
Other segment items*	$1,246,701	$17,645	$1,264,346
Segment profit (loss)	166,718	(1,003)	165,715

Reconciliation of segment profit
Depreciation and amortization			(115,877)
Loss on sale and disposal of equipment and other			(2,529)
Severance costs			(946)
Interest expense			(50,841)
Equity in earnings of joint ventures			10,390
Non-cash change in fair value of interest rate swaps			39,621
Debt restructuring and extinguishment expenses			(731)
Other income			(1,833)

Income before income taxes			$42,969

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Substantially all of our property, equipment and right-of-use assets were located in the United States as of December 31, 2024 and 2023.

Service revenue attributed to countries that represent a significant portion of consolidated service revenue are as follows (in thousands):

	2024	2023	2022
United States	$1,802,422	$1,599,745	$1,423,232
United Kingdom	24,359	14,245	4,432
Other countries	2,883	2,640	2,397
Total	$1,829,664	$1,616,630	$1,430,061

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. The following is a reconciliation of Goodwill by business segment for the years ended December 31, 2023 and December 31, 2024 (in thousands):

	Imaging Center	Digital Health		Total
Balance as of December 31, 2022	$594,183	$83,482		$677,665
Goodwill from acquisitions	6,473	—		6,473
Disposals	(9,235)	—		(9,235)
Measurement period and other adjustments	1,603	—		1,603
Currency translation	1,233	1,724		2,957
Balance as of December 31, 2023	$594,257	$85,206		$679,463
Goodwill from acquisitions	$34,697	$—		$34,697
Currency translation	(417)	(3,080)		(3,497)
Balance as of December 31, 2024	$628,537	$82,126	v	$710,663

The amount of goodwill that is expected to be deductible for tax purposes as for 2024 is $152.9 million.

Other intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names.

Total amortization expense was $12.5 million, $12.2 million, and $10.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.

The following table shows annual amortization expense, by asset classes that will be recorded over each of the next five years and thereafter (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,291	$4,384	$15,823	6.9
Covenant not to compete and other contracts	947	660	365	275	106	—	2,353	3.2
Customer Relationships	1,084	962	786	750	750	9,628	13,960	17.2
Patent and Trademarks	293	293	293	293	51	121	1,344	5.0
Developed Technology & Software	7,329	7,289	6,755	6,755	1,848	4,610	34,586	5.4
Trade Names amortized	77	77	77	63	19	8	321	4.3
Trade Names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	4,464	4,464
Total Annual Amortization	$12,017	$11,568	$10,563	$10,423	$5,065	$31,715	$81,351

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2024	2023
Land	$250	$250
Medical equipment	807,624	714,400
Computer and office equipment, furniture and fixtures	134,355	127,540
Software costs	56,261	47,286
Leasehold improvements	618,725	537,853
Equipment originally acquired under finance/capital lease	13,235	13,971
Total property and equipment cost	1,630,450	1,441,300
Accumulated depreciation	(935,659)	(836,899)
Total property and equipment	$694,791	$604,401

Included in our property and equipment at December 31, 2024 is approximately $56.6 million total of construction in process amounts consisting of $31.3 million in medical equipment, $0.9 million in computer and office equipment, none in software costs and $24.4 million in leasehold improvements.

Included in our property and equipment at December 31, 2023 is approximately $42.7 million total of construction in process amounts consisting of $12.2 million in medical equipment, $1.9 million in computer and office equipment, $6.0 million in software costs and $22.6 million in leasehold improvements.

Depreciation and amortization expense of property and equipment, including amortization of equipment under finance leases, for the years ended December 31, 2024, 2023 and 2022 was $125.3 million ($122.5 million in Imaging Center segment and $2.9 million in Digital Health segment), $116.2 million ($115.0 million in Imaging Center segment and $1.2 million in Digital Health segment) and $105.6 million ($104.9 million in Imaging Center segment and $0.7 million in Digital Health segment), respectively.

NOTE 8 - CREDIT FACILITIES AND NOTES PAYABLE

At December 31, 2024 we had two principal secured credit facilities consisting of our Barclays credit facility and our Truist credit facility. Each facility includes a term loan component and a revolving credit facility. At December 31, 2024, we were in compliance with all covenants under our credit facilities.

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

On November 26, 2024, we entered into Amendment No. 1 to the Barclays Credit Agreement (the “First Amendment”) with the Barclays Bank Plc and the lenders and financial institutions named therein. Pursuant to the First Amendment, the interest rates on the term loans and revolving credit facility provided under the Restated Credit Agreement have been reduced by 0.25%. Total costs incurred in connection with the first amendment amounted to approximately $2.4 million segregated as follows: $0.6 million recognized as discount, $1.8 million charged to loss on early extinguishment of debt and $0.1 million to related expenses. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Barclays Credit Agreement.

Barclays Term Loan:

The Barclays Term Loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates (without giving effect to our 2019 Swaps) were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
Through March 31, 2023	Eurodollar plus 2.50% Alternative Base Rate plus 2.00%	4.63% 8.00%
April 1, 2023 to April 18, 2024	SOFR plus 3.00% Alternative Base Rate plus 2.00%	8.33% (credit spread adjustment of 0.11%) 10.5%
After April 18, 2024 to November 26, 2024	SOFR plus 2.5% Prime Rate plus 1.5%	7.13% (credit spread adjustment of 0.00% ) 9.25%
After November 26, 2024	SOFR plus 2.25% Prime Rate plus 1.25%	6.77% (credit spread adjustment of 0.00% ) 8.8%

With the recent restatement, we are required to make quarterly principal payments of $2.2 million (up from $1.8 million under the prior credit agreement). The Barclays Term Loan will mature on April 18, 2031 unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility is deferred financing costs, net of accumulated amortization, of $1.9 million at December 31, 2024.

After we entered the first amendment on November 26, 2024, amounts borrowed under the Barclays Revolving Credit Facility bear interest at either SOFR plus 2.75% or the Prime Rate plus 1.8% (with step-downs based on attainment of certain first lien net leverage ratio benchmarks). As of December 31, 2024, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 10.50%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at December 31, 2024. After reserves of $7.6 million for certain letters of credit, $274.4 million was available to draw upon as of December 31, 2024.

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
Truist Term Loan:

The Truist Term Loan currently bears interest at SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At December 31, 2024 the applicable margin for SOFR was 1.5%.

We are required to make quarterly principal payments of $1.9 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist Revolving Credit Facility is a $50.0 million secured revolving credit facility. Associated with the Truist Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $0.4 million at December

31, 2024.

Amounts borrowed under the Truist Revolving Credit Facility bear interest at either SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.30% per annum accrues on the unused revolver commitments under the Truist Revolving Credit Facility.

We had no balance under our $50.0 million Truist Revolving Credit Facility at December 31, 2024. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of December 31, 2024.

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

Debt Obligations
As of December 31, 2024 and 2023 our term loan debt and other obligations are as follows (in thousands):

	December 31, 2024	December 31, 2023
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$870,625	$678,687
Discount on Barclays Term Loans	(12,929)	(9,041)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	135,000	144,375
Discount on Truist Term Loan Agreement	(726)	(990)
Revolving Credit Facilities	—	—
Equipment notes payable at 3.6% to 7.2%, due through 2029, collateralized by medical equipment	24,296	17,011
Total debt obligations	1,016,266	830,042
Less: current portion	(24,692)	(17,974)
Long term portion of debt obligations	$991,574	$812,068

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts and repayments on our revolving credit facilities for years ending December 31 (in thousands)

2025	$27,025
2026	26,920
2027	128,440
2028	11,666
2029	8,995
Thereafter	826,875
Total notes payable obligations	$1,029,921

NOTE 9 – LEASES

Our material lease contracts are for facilities and advanced radiology equipment. In regards to our imaging, administrative and warehouse facilities, the most common initial lease term varies in length from 5 to 15 years. Including renewal options negotiated with the landlord, we can have a total span of 10 to 35 years at these locations, and we do not enter into purchase options on the underlying property. We also lease smaller satellite X-Ray locations on mutually renewable terms, usually lasting one year. Leases for advanced radiology and office equipment have terms generally lasting from 5 to 8 years. All leases are classified as operating or finance for accounting purposes, depending on the terms of the agreement. Our incremental borrowing rate used to discount the stream of lease payments is closely related to the interest rates charged on our collateralized debt obligations and our incremental borrowing rate is adjusted when those rates experience a substantial change. Operating lease costs are recognized as cost of operation in the Consolidated Statement of Operations.

The components of lease expense were as follows:

	Years ended December 31,
(In thousands)	2024	2023	2022

Operating lease cost(1)	$111,966	$106,954	$107,475

Finance lease cost:
Depreciation of leased equipment	$109	$1,204	$2,896
Interest on lease liabilities	—	—	—
Total finance lease cost	$109	$1,204	$2,896

(1) Operating lease cost above for the year ended December 31, 2024 and 2023 included $1.8 million and $2.7 million, respectively in lease abandonment charges. Please see our discussion in the Leases section of Note 2, Summary of Significant Accounting Policies.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
(In thousands)	2024	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103,215	$101,516	$108,004
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases	109,446	55,852	88,080

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)	December 31,
	2024	2023

Operating Leases
Operating lease right-of-use assets	$639,740	$596,032
Current portion of operating lease liability	56,618	55,981
Long-term operating lease liability	655,979	605,097
Total operating lease liabilities	$712,597	$661,078

Finance Leases
Equipment at cost	$13,235	$13,971
Accumulated depreciation	(12,747)	(13,374)
Equipment, net	$488	$597

Weighted Average Remaining Lease Term
Operating leases - years	10.6	10.6

Weighted Average Discount Rate
Operating leases	6.9%	6.7%

Maturities of lease liabilities were as follows:

(In thousands)
Operating Leases
Year Ending December 31,

2025	$102,111
2026	98,773
2027	99,572
2028	96,436
2029	86,789
Thereafter	536,087
Total Lease Payments	1,019,768
Less imputed interest	(307,171)
Total	$712,597

As of December 31, 2024, we have additional operating leases for facilities and medical equipment that have not yet commenced of approximately $54.2 million. These operating leases will commence in 2025 with lease terms of 1 to 15 years.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2024, 2023 and 2022, we have the following income (loss) before income taxes (in thousands):

	December 31,
	2024	2023
US Domestic	$60,704	$60,374
Foreign	(15,842)	(21,564)
Income before income taxes	$44,862	$38,810

For the years ended December 31, 2024, 2023 and 2022, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2024	2023
Federal current tax	$—	$—
State current tax	2,375	3,442
Foreign current tax	1,302	638
Other current tax	—	—
Federal deferred tax	3,269	8,960
State deferred tax	(246)	(2,724)
Foreign deferred tax	(674)	(1,843)
Income tax expense	6,026	8,473

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	Years Ended December 31,
	2024	2023
Federal tax	$9,416	$8,150
State franchise tax, net of federal benefit	3,652	3,730
Other non deductible expenses	781	133
Stock-based compensation	(2,367)	63
Officer compensation	1,435	1,199
Noncontrolling interests in partnerships	(7,581)	(5,752)
Changes in valuation allowance	4,675	(2,569)
Return to provision	(1,237)	5,987
Deferred true-ups and other	(1,332)	483
Foreign rate differential	(670)	(1,083)
Uncertain tax provisions	(274)	(884)
Tax rate adjustment	(458)	(984)
Other differences	(14)	—
Income tax expense	$6,026	$8,473

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2024	2023
Net operating losses	$46,868	$43,247
Accrued expenses	5,087	4,432
Operating lease liability	138,842	136,097
Amortization of research and experimental expenditures	9,977	5,243
Equity compensation	3,813	4,179
Allowance for doubtful accounts	2,411	2,198
Limitation of business interest	16,083	9,515
Other	1,182	997
Valuation allowance	(13,797)	(9,688)
Total deferred tax assets	$210,466	$196,220
Deferred tax liabilities:
Property and equipment	(20,383)	(7,851)
Goodwill	(45,794)	(42,419)
Intangibles	(13,206)	(15,578)
Operating lease right-of-use asset	(124,427)	(122,840)
Outside basis difference	(27,066)	(18,547)
Other	(1,820)	(4,761)
Total deferred tax liabilities	$(232,696)	$(211,996)

Net deferred tax liability	$(22,230)	$(15,776)

As of December 31, 2024, we had federal net operating loss carryforwards of approximately $128.2 million, which is comprised of definite and indefinite net operating losses. We had federal net operating loss carryforwards of approximately $63.2 million, which expire at various intervals from the years 2026 to 2037, and had carryforwards of $65.0 million of net operating losses which do not expire. Federal net operating losses generated in tax years following December 31, 2017 carryover indefinitely and may be used to offset up to 80% of future taxable net income. We also had state net operating loss carryforwards of approximately $145.3 million, which expire at various intervals from the years 2025 through 2042. As of December 31, 2024, $24.9 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. and the 2019 acquisition of Nulogix Health, Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. We also had foreign net operating loss carryforwards of approximately $56.3 million, which do not expire and are carried over indefinitely.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2024, we have determined that deferred tax assets of $210.5 million are more likely-than-not to be realized. We have also determined deferred tax liabilities of $45.8 million are related to book basis in goodwill that has an indefinite life.

We file consolidated income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019. We do not anticipate the results of any open examinations would result in a material change to our financial position.

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended are as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$3,082	$4,144
Increases related to prior year tax positions	276	54
Increases related to current year tax positions	45	62
Expiration of the statute of limitations for the assessment of taxes	(381)	(1,180)
Increase related to change in rate	2	2
Balance at end of year	$3,024	$3,082

At December 31, 2024, we had unrecognized tax benefits of $3.0 million of which $2.5 million will affect the effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2024 the Company accrued approximately $22 thousand of interest and penalties. As of December 31, 2024, accrued interest and penalties amounted to approximately $0.4 million. We do not anticipate the uncertain tax position to change materially within the next 12 months.

The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two had no impact on our 2024 ETR, and we do not currently expect Pillar Two to significantly impact our ETR going forward.

NOTE 11 – STOCK-BASED COMPENSATION

Stock Incentive Plans

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

Our stock-based compensation consists of various types of awards, each accounted for separately. There is no overlap between Options, DeepHealth options, Restricted stock awards (RSAs) and Restricted stock units (RSUs), performance stock units (PSUs), and performance stock options (PSOs).

Options

Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over one to five years and expire five to ten years from the date of grant.

The following summarizes all of our incentive stock option transactions for the year ended December 31, 2024:

Outstanding Options Under the Restated Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life(in years)	Aggregate Intrinsic Value
Balance, December 31, 2023	911,411	$16.60
Exercised	(70,494)	9.52
Balance, December 31, 2024	840,917	17.19	5.42	$44,272,405
Exercisable at December 31, 2024	719,618	16.43	5.03	38,431,513

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2024 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2024. As of December 31, 2024, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.2 million which is expected to be recognized over a weighted average period of approximately 0.14 years.

DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted 412,434 options at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2023	79,073
Exercised	(10,427)	—
Balance, December 31, 2024	68,646	—	4.78	$4,794,237
Exercisable at December 31, 2024	68,646	—	4.78	4,794,237

Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.

Restricted Stock Awards (“RSA’s”) and Restricted Stock Units ("RSUs")
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA and RSU activities during for the year ended December 31, 2024:

	RSA's & RSU's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's and RSU's unvested at December 31, 2023	762,083		$22.13
Changes during the period
Granted	900,722		$40.80
Vested	(935,677)		$29.96
Forfeited	(39,473)		$25.28
RSA's and RSU's unvested at December 31, 2024	687,655	1.72	$35.31

We determine the fair value of all RSA’s and RSU's based on the closing price of our common stock on the grant date.

Performance based stock units ("PSUs")
In January 2022, we granted certain employees PSUs with a target award of 25,683 shares of our common stock with a fair value of $29.44. The PSUs will vest in two equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2022 through December 31, 2022. In January of 2023, based on the performance condition achieved, the board of directors issued 12,843 shares.
In January 2023, we granted certain employees PSUs with a target award of 60,685 shares of our common stock with a fair value of $18.64. The PSUs will vest in five equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2023 through December 31, 2023. In March of 2024, based on the performance condition being achieved, the board of directors issued 121,370 shares.
In October 2024, we granted certain employees PSUs with a target award of 35,522 shares of our common stock. The PSUs will vest in five equal parts, on each anniversary of the grant date based on continuous service, with the number of shares earned (0% to 100% of the target award) depending upon the extent to which we achieve a performance condition determined by the management no later than the seventh anniversary of the grant date. As of December 31, 2024, based on the performance to date, all 35,522 shares are expected to vest.
Performance based stock options ("PSOs")
In January 2022, we granted certain employees PSOs to purchase a maximum of 111,925 shares of our common stock with a strike price of $29.44. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 111,925 shares) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period from January 1, 2022 through December 31, 2022. In January of 2023, based on the performance condition achieved, the board of directors issued 27,981 options.
In January 2023, we granted certain employees PSOs with a potential to purchase a maximum of 235,227 shares of our common stock with a strike price of $18.64. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0 shares to 235,227 shares) depending upon the extent to which we achieve a performance condition as determined by the board of directors over the period January 1, 2023 through December 31, 2023. In March 2024, based on the performance condition being achieved, the board of directors issued 235,227 options.

Plan summary

In summary, of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan at December 31, 2024, there remain 3,172,578 shares available for future issuance.

NOTE 12 – SUBSEQUENT EVENTS
On January 1, 2025, we acquired HALO Centers, LLC for a purchase consideration of approximately $4.2 million. HALO Centers, LLC consists of one multi-modality imaging center located in California.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2024. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which is included below in this Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of RadNet, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RadNet, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
March 3, 2025

-

Item 9B.	Other Information.

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors,” “Executive Officers,” “Corporate Governance,” “Insider Trading Policy,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

3.3	Amended and Restated Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on February 6, 2020).

4.1	Description of Securities (incorporated by reference the Description of Common Stock contained in the registration statement on Form S-3ASR filed on December 27, 2022).

10.1*	Equity Incentive Plan, amended and restated as of April 27, 2023 (incorporated by reference to Exhibit 99.1 filed with Form S-8 registration statement on August 9, 2023).

10.2	Form of Incentive Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.2 filed with Form S-8 registration statement on August 9, 2023).

10.3*	Form of Nonstatutory Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.3 filed with Form S-8 registration statement on August 9, 2023).

10.4*	Form of Stock Award Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.4 filed with Form S-8 registration statement on August 9, 2023).

10.5*	Form of Stock Units Agreement (deferred settlement) for the Equity Incentive Plan (incorporated by reference to Exhibit 99.5 filed with Form S-8 registration statement on August 9, 2023).

10.6*	Nonqualified Deferred Compensation Plan, effective as of May 5, 2016 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 9, 2016).

10.7*	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 filed with Form 8-K on June 14, 2021).

10.8*	Employment Agreement dated as of April 20, 2023 with Howard G. Berger, M.D. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2023).

10.9*	Amendment to Employment Agreement dated January 1, 2024 with Howard G. Berger, M.D. (incorporated by reference to Exhibit 10.9 filed with Form 10-K on February 29, 2024).

10.10*	Employment Agreement dated September 1, 2022 with Mark D. Stolper (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 2, 2022).

10.11*	Amendment to Employment Agreement dated January 1, 2024 with Mark D. Stolper (incorporated by reference to Exhibit 10.11 filed with Form 10-K on February 29, 2024).

10.12*	Employment Agreement dated September 1, 2022 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.2 filed with Form 8-K on September 2, 2022).

10.13*	Amendment to Employment Agreement dated January 1, 2024 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.13 filed with Form 10-K on February 29, 2024).

10.14*	Employment Agreement dated September 1, 2022 with Norman R. Hames (incorporated by reference to Exhibit 10.3 filed with Form 8-K on September 2, 2022).

10.15*	Amendment to Employment Agreement dated January 1, 2024 with Norman R. Hames (incorporated by reference to Exhibit 10.15 filed with Form 10-K on February 29, 2024).

10.16*	Employment Agreement dated September 1, 2022 with Mital Patel (incorporated by reference to Exhibit 10.4 filed with Form 8-K on September 2, 2022).

10.17*	Amendment to Employment Agreement dated January 1, 2024 with Mital Patel (incorporated by reference to Exhibit 10.17 filed with Form 10-K on February 29, 2024).

10.18*	Employment Agreement dated September 1, 2022 with David J. Katz (incorporated by reference to Exhibit 10.15 filed with Form 10-K on March 1, 2023).

10.19*	Amendment to Employment Agreement dated January 1, 2024 with David J. Katz (incorporated by reference to Exhibit 10.19 filed with Form 10-K on February 29, 2024).

10.20*	Employment Agreement dated June 1, 2020 with Gregory Sorensen (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 9, 2023).

10.21*	Employment Agreement, dated September 11, 2024, between Aidence B.V. and Cornelis Wesdorp (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 12, 2024).

10.22
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to Exhibit 10.16 filed with Form 10-K for the year ended October 31, 2003).

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

10.25
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

10.26
Amendment No. 1 to Credit and Guaranty Agreement, dated as of November 26, 2024, by and among RadNet Management, Inc., a California corporation, RadNet, Inc., a Delaware corporation, certain subsidiaries and affiliates of RadNet Management, Inc., as Guarantors, the Lenders and other financial institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 filed with Form 8-K on November 26, 2024).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1**	CEO Certification pursuant to Section 906.

32.2**	CFO Certification pursuant to Section 906.

97.1*	RadNet, Inc. Policy on Recovery of Erroneously Awarded Compensation adopted November 8, 2023 (incorporated by reference to Exhibit 97.1 filed with Form 10-K on February 29, 2024).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Indicates management contract or compensatory plan.
**    Furnished herewith.

Item 16.  10-K Summary

None
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: March 3, 2025	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President (Principal Executive Officer)

Date: March 3, 2025

By	/s/ GREGORY E. SPURLOCK
Gregory E. Spurlock, Director

Date: March 3, 2025

By	/s/ ALMA GREGORY SORENSEN
Alma Gregory Sorensen, Director

Date: March 3, 2025

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 3, 2025

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 3, 2025

By	/s/ LAURA P. JACOBS
Laura P. Jacobs, Director

Date: March 3, 2025

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: March 3, 2025