Form 10-K/A
period 2024-12-31
RadNet, Inc.
filed 2025-04-28
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from ________________to _________________

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

EXPLANATORY NOTE

On March 3, 2025, RadNet, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original 10-K”). This Amendment amends the Original 10-K solely to file Exhibit 19.1 (Insider Trading Policy), which was inadvertently omitted from the Original 10-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original 10-K. This Amendment is an exhibit-only filing. Except for the inclusion of Exhibit 19.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

Item 15. Exhibits and Financial Statements Schedule

(a)	Documents filed as part of this annual report on Form 10-K

(1) Financial Statements	Form 10-K
Page Reference

See “Financial Statements” in Item 15 of Form 10-K, which is incorporated by reference.

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to Exhibit 3.2 filed with Form 8-K on September 4, 2008).

3.3	Amended and Restated Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on February 6, 2020).

4.1	Description of Securities (incorporated by reference the Description of Common Stock contained in the registration statement on Form S-3ASR filed on December 27, 2022).

10.1*	Equity Incentive Plan, amended and restated as of April 27, 2023 (incorporated by reference to Exhibit 99.1 filed with Form S-8 registration statement on August 9, 2023).

10.2	Form of Incentive Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.2 filed with Form S-8 registration statement on August 9, 2023).

10.3*	Form of Nonstatutory Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.3 filed with Form S-8 registration statement on August 9, 2023).

10.4*	Form of Stock Award Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.4 filed with Form S-8 registration statement on August 9, 2023).

10.5*	Form of Stock Units Agreement (deferred settlement) for the Equity Incentive Plan (incorporated by reference to Exhibit 99.5 filed with Form S-8 registration statement on August 9, 2023).

10.6*	Nonqualified Deferred Compensation Plan, effective as of May 5, 2016 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 9, 2016).

10.7*	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 filed with Form 8-K on June 14, 2021).

10.8*	Employment Agreement dated as of April 20, 2023 with Howard G. Berger, M.D. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2023).

10.9*	Amendment to Employment Agreement dated January 1, 2024 with Howard G. Berger, M.D. (incorporated by reference to Exhibit 10.9 filed with Form 10-K on February 29, 2024).

10.10*	Employment Agreement dated September 1, 2022 with Mark D. Stolper (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 2, 2022).

10.11*	Amendment to Employment Agreement dated January 1, 2024 with Mark D. Stolper (incorporated by reference to Exhibit 10.11 filed with Form 10-K on February 29, 2024).

10.12*	Employment Agreement dated September 1, 2022 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.2 filed with Form 8-K on September 2, 2022).

10.13*	Amendment to Employment Agreement dated January 1, 2024 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.13 filed with Form 10-K on February 29, 2024).

10.14*	Employment Agreement dated September 1, 2022 with Norman R. Hames (incorporated by reference to Exhibit 10.3 filed with Form 8-K on September 2, 2022).

10.15*	Amendment to Employment Agreement dated January 1, 2024 with Norman R. Hames (incorporated by reference to Exhibit 10.15 filed with Form 10-K on February 29, 2024).

10.16*	Employment Agreement dated September 1, 2022 with Mital Patel (incorporated by reference to Exhibit 10.4 filed with Form 8-K on September 2, 2022).

10.17*	Amendment to Employment Agreement dated January 1, 2024 with Mital Patel (incorporated by reference to Exhibit 10.17 filed with Form 10-K on February 29, 2024).

10.18*	Employment Agreement dated September 1, 2022 with David J. Katz (incorporated by reference to Exhibit 10.15 filed with Form 10-K on March 1, 2023).

10.19*	Amendment to Employment Agreement dated January 1, 2024 with David J. Katz (incorporated by reference to Exhibit 10.19 filed with Form 10-K on February 29, 2024).

10.20*	Employment Agreement dated June 1, 2020 with Gregory Sorensen (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 9, 2023).

10.21*	Employment Agreement, dated September 11, 2024, between Aidence B.V. and Cornelis Wesdorp (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 12, 2024).

10.22	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to Exhibit 10.16 filed with Form 10-K for the year ended October 31, 2003).

10.23	Second Amended and Restated First Lien Credit and Guaranty Agreement, dated as of April 23, 2021, by and among RadNet Management, Inc., a California corporation, RadNet, Inc., a Delaware corporation, certain subsidiaries and affiliates of RadNet Management, Inc., as Guarantors, the Lenders and other financial institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2021).

10.24	First Amendment to Second Amended and Restated First Lien Credit and Guaranty Agreement dated March 27, 2023 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 4, 2023).

10.25	Third Amended and Restated First Lien Credit and Guaranty Agreement, dated as of April 18, 2024, by and among RadNet Management, Inc., a California corporation, RadNet, Inc., a Delaware corporation, certain subsidiaries and affiliates of RadNet Management, Inc., as Guarantors, the Lenders and other financial institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 18, 2024).

10.26	Amendment No. 1 to Credit and Guaranty Agreement, dated as of November 26, 2024, by and among RadNet Management, Inc., a California corporation, RadNet, Inc., a Delaware corporation, certain subsidiaries and affiliates of RadNet Management, Inc., as Guarantors, the Lenders and other financial institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 filed with Form 8-K on November 26, 2024).

19.1**	Insider Trading Policy.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 filed with Form 10-K on March 3, 2025).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 filed with Form 10-K on March 3, 2025).

24.1	Power of Attorney (incorporated by reference to Signature Page filed with Form 10-K on March 3, 2025).

31.1 **	CEO Certification pursuant to Section 302.

31.2 **	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906 (incorporated by reference to Exhibit 32.1 filed with Form 10-K on March 3, 2025).

32.2	CFO Certification pursuant to Section 906 (incorporated by reference to Exhibit 32.1 filed with Form 10-K on March 3, 2025).

97.1*	RadNet, Inc. Policy on Recovery of Erroneously Awarded Compensation adopted November 8, 2023 (incorporated by reference to Exhibit 97.1 filed with Form 10-K on February 29, 2024).

101.INS	XBRL Instance Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: April 28, 2025	/s/ HOWARD G. BERGER, M.D .
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

