Form 10-Q
period 2025-03-31
RadNet, Inc.
filed 2025-05-12
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Class Title	Trading Symbol	Registered Exchange
Common Stock, $0.0001 par value	RDNT	NASDAQ Global Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on May 9, 2025 was 75,030,098 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$717,323	$740,020
Accounts receivable	200,127	185,821
Due from affiliates	34,885	41,869
Prepaid expenses and other current assets	63,526	51,542
Total current assets	1,015,861	1,019,252
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	708,248	694,791
Operating lease right-of-use assets	665,754	639,740
Total property, equipment and right-of-use assets	1,374,002	1,334,531
OTHER ASSETS
Goodwill	717,480	710,663
Other intangible assets	79,736	81,351
Deferred financing costs	2,120	2,265
Investment in joint ventures	110,803	104,057
Deposits and other	36,262	34,571
Total assets	$3,336,264	$3,286,690
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$368,000	$351,464
Due to affiliates	51,410	43,650
Deferred revenue	3,416	3,288
Current operating lease liability	57,896	56,618
Current portion of notes payable	24,677	24,692
Total current liabilities	505,399	479,712
LONG-TERM LIABILITIES
Long-term operating lease liability	678,029	655,979
Notes payable, net of current portion	985,454	991,574
Deferred tax liability, net	27,555	22,230
Other non-current liabilities	3,310	3,785
Total liabilities	2,199,747	2,153,280
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 74,956,566 and 74,036,993 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in-capital	1,016,762	988,147
Accumulated other comprehensive loss	(3,919)	(9,061)
Accumulated deficit	(114,711)	(76,785)
Total RadNet, Inc.'s Stockholders' equity:	898,139	902,308
Noncontrolling interests	238,378	231,102
Total equity	1,136,517	1,133,410
Total liabilities and equity	$3,336,264	$3,286,690

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUE
Service fee revenue	$439,349	$397,189
Revenue under capitation arrangements	32,050	34,518
Total service revenue	471,399	431,707
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	453,480	387,589
Lease abandonment charges	5,388	—
Depreciation and amortization	35,483	32,368
Loss on sale and disposal of equipment and other	402	186
Severance costs	747	225
Total operating expenses	495,500	420,368
(LOSS) INCOME FROM OPERATIONS	(24,101)	11,339

OTHER INCOME AND EXPENSES
Interest expense	17,239	16,267
Equity in earnings of joint ventures	(2,599)	(4,324)
Non-cash change in fair value of interest rate swap	2,106	(1,216)
Other income	(7,712)	(2,934)
Total other expenses	9,034	7,793
(LOSS) INCOME BEFORE INCOME TAXES	(33,135)	3,546
Benefit from income taxes	3,398	1,864
NET (LOSS) INCOME	(29,737)	5,410
Net income attributable to noncontrolling interest	8,189	8,189
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(37,926)	$(2,779)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.51)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	74,382,356	69,307,078
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2025	2024
NET (LOSS) INCOME	$(29,737)	$5,410
Foreign currency translation adjustments	4,109	(2,198)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	1,033	739
COMPREHENSIVE (LOSS) INCOME	(24,595)	3,951
Less comprehensive income attributable to noncontrolling interests	8,189	8,189
COMPREHENSIVE LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(32,784)	$(4,238)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended March 31, 2025 and March 31, 2024.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2024	74,036,993	$7	$988,147	$(9,061)	$(76,785)	$902,308	$231,102	$1,133,410

Issuance of common stock upon exercise of options	11,956	—	121	—	—	121	—	121
Issuance of common stock under the equity compensation plan	906,835	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	3,438	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	28,514	—	—	28,514	—	28,514
Forfeiture of restricted stock and share cancellation	(2,656)	—	(20)	—	—	(20)	—	(20)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(913)	(913)
Change in cumulative foreign currency translation adjustment	—	—	—	4,109	—	4,109	—	4,109
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	1,033	—	1,033	—	1,033
Net (loss) income	—	—	—	—	(37,926)	(37,926)	8,189	(29,737)
BALANCE - MARCH 31, 2025	74,956,566	$7	$1,016,762	$(3,919)	$(114,711)	$898,139	$238,378	$1,136,517

BALANCE - DECEMBER 31, 2023	67,956,318	$7	$722,750	$(12,484)	$(79,578)	$630,695	$182,664	$813,359

Issuance of common stock upon exercise of options	1,299	—	8	—	—	8	—	8
Issuance of common stock under the equity compensation plan	616,767	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	4,393	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,906	—	—	11,906	—	11,906
Issuance of common stock, net of issuance costs	5,232,500	—	218,385	—	—	218,385	—	218,385
Issuance of common stock in connection with acquisitions	95,019	—	4,607	—	—	4,607	—	4,607
Forfeiture of restricted stock and share cancellation	(4,642)	—	(9)	—	—	(9)	—	(9)
Contribution from noncontrolling partner	—	—	11,601	—	—	11,601	—	11,601
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	—	—	—	—	13,517	13,517
Change in cumulative foreign currency translation adjustment	—	—	—	(2,198)	—	(2,198)	—	(2,198)
Change in fair value of cash flow hedge from prior periods reclassifed to earnings	—	—	—	739	—	739	—	739
Net (loss) income	—	—	—	—	(2,779)	(2,779)	8,189	5,410
BALANCE - MARCH 31, 2024	73,901,654	$7	$969,248	$(13,943)	$(82,357)	$872,955	$204,370	$1,077,325
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(29,737)	$5,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,483	32,368
Noncash operating lease expense	14,431	14,711
Equity in earnings of joint ventures, net of dividends	(2,599)	(4,324)
Amortization of deferred financing costs and loan discount	728	748
Loss on sale and disposal of equipment	402	187
Lease abandonment charges	5,388	—
Amortization of cash flow hedge, net of taxes	1,033	739
Non-cash change in fair value of interest rate swap	2,106	(1,216)
Stock-based compensation	28,494	11,897
Change in fair value of contingent consideration	—	1,974
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(14,306)	(25,865)
Other current assets	(7,206)	(6,277)
Other assets	(1,691)	(5,892)
Deferred taxes	5,137	(1,158)
Operating leases	(21,968)	(12,883)
Deferred revenue	128	(172)
Accounts payable, accrued expenses and other	25,658	6,841
Net cash provided by operating activities	41,481	17,088
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions	(3,794)	(3,531)
Purchase of property and equipment and other	(48,833)	(57,409)
Proceeds from sale of equipment	23	2
Equity contributions in existing joint ventures	(4,147)	—
Net cash used in investing activities	(56,751)	(60,938)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(1,718)	(1,102)
Payments on term loan debt	(5,000)	(1,875)
Contribution from noncontrolling partners	—	4,169
Distributions paid to noncontrolling interests	(913)	—
Proceeds from sale of economic interests in majority owned subsidiary, net of taxes	—	8,713
Proceeds from issuance of common stock	—	218,383
Proceeds from issuance of common stock upon exercise of options	121	8
Net cash (used in) provided by financing activities	(7,510)	228,296
EFFECT OF EXCHANGE RATE CHANGES ON CASH	83	(36)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,697)	184,410
CASH AND CASH EQUIVALENTS, beginning of period	740,020	342,570
CASH AND CASH EQUIVALENTS, end of period	$717,323	$526,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$18,010	$18,285
Cash paid during the period for income taxes	$272	$1
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $62.5 million and $44.1 million during the three months ended March 31, 2025 and 2024, respectively, which were not paid for as of March 31, 2025 and 2024, respectively. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
During the three months ended March 31, 2025, we acquired certain assets from entities engaged in the practice of radiology or related businesses. These acquisitions included holdbacks and other liabilities totaling $1.1 million that we had not paid for as of March 31, 2025. The accrued amounts are reflected in our consolidated balance sheets under accrued expenses and other non-current liabilities.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At March 31, 2025, we operated directly or indirectly through joint ventures with hospitals, 401 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

The Consolidated Medical Group on a combined basis recognized $58.2 million and $52.3 million of revenue, net of management services fees to RadNet, for the three months ended March 31, 2025 and 2024, respectively. RadNet recognized $238.6 million and $234.8 million of total billed net service fee revenue for the three months ended March 31, 2025, and 2024, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

In our condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, we have included approximately $117.5 million and $103.0 million, respectively, of accounts receivable and approximately $31.5 million and $22.7 million of accounts payable and accrued liabilities related to the Consolidated Medical Group, respectively. The cash flows of the Consolidated Medical Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2025 and 2024 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2024.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the significant accounting policies we use and have explained in our annual report on Form 10-K for the fiscal year ended December 31, 2024. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2024.
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
Our total revenues during the three months ended March 31, 2025 and 2024 are presented in the table below. Our revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type. We generate revenues through the provision of management services provided to joint ventures. We also generate revenues through our software and AI subsidiaries which are included within other revenue. patient service revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type, along with revenue generated from our management services and other sources such as software and AI.

In Thousands	Three Months Ended March 31,
	2025	2024
Commercial insurance	$262,488	$240,629
Medicare	108,199	93,525
Medicaid	11,690	10,887
Workers' compensation/personal injury	10,459	11,794
Other payors	27,691	25,385
Management fee revenue	6,279	5,908
Other revenue	12,543	9,061
Revenue under capitation arrangements	32,050	34,518
Total service revenue	$471,399	$431,707

EQUITY BASED COMPENSATION – We have one long-term incentive plan, which has been amended and restated on April 20, 2015, March 9, 2017, April 15, 2021, April 27, 2023, and most recently following approval by our stockholders at our annual stockholders meeting on June 7, 2023 (the “Restated Plan”). We have reserved 20,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, or similar, valuation model. Those models require that our management make certain estimates concerning risk free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees. In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan. See Note 7, Stock-Based Compensation, for more information.

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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long-term portion. Amounts remaining to be collected on these agreements were $4.1 million and $4.2 million at March 31, 2025 and December 31, 2024, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $2.1 million and $2.3 million as of March 31, 2025 and December 31, 2024, respectively. See Note 6, Credit Facilities and Notes Payable for more information.
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
GOODWILL - Goodwill at March 31, 2025 totaled $717.5 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2024 noting no impairment, and we have not identified any indicators of impairment through March 31, 2025.
Activity in goodwill for the three months ended March 31, 2025 is provided below (in thousands):

	Imaging Center segment	Digital Health segment	Total
Balance as of December 31, 2024	628,537	$82,126	$710,663
Goodwill from acquisitions	3,969	—	3,969
Measurement period and other adjustments	—	87	87
Currency translation	—	2,761	2,761
Balance as of March 31, 2025	$632,506	$84,974	$717,480
INTANGIBLE ASSETS - Intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names. The components of intangible assets, both finite and indefinite lived, along with annual amortization expense that will be recorded over the next five years at March 31, 2025 and December 31, 2024 are as follows (in thousands):
As of March 31, 2025:

	2025*	2026	2027	2028	2029	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$1,715	$2,287	$2,287	$2,287	$2,287	$4,386	$15,249	6.7
Covenant not to compete and other contracts	705	679	385	295	126	3	2,193	3.1
Customer lists	822	988	813	774	774	9,931	14,102	17.0
Patent and trademarks	289	386	365	303	64	124	1,531	4.2
Developed technology	5,627	7,463	6,928	6,928	2,123	4,611	33,680	5.3
Trade names amortized	58	77	77	63	19	7	301	4.0
Trade names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	4,180	4,180
Total annual amortization	$9,216	$11,880	$10,855	$10,650	$5,393	$31,742	$79,736
*Excluding the three months ended March 31, 2025

As of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$2,287	$2,287	$2,287	$2,287	$2,291	$4,384	$15,823	6.9
Covenant not to compete and other contracts	947	660	365	275	106	—	2,353	3.2
Customer lists	1,084	962	786	750	750	9,628	13,960	17.2
Patent and trademarks	293	293	293	293	51	121	1,344	5.0
Developed technology	7,329	7,289	6,755	6,755	1,848	4,610	34,586	5.4
Trade names amortized	77	77	77	63	19	8	321	4.3
Trade names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	4,464	4,464
Total annual amortization	$12,017	$11,568	$10,563	$10,423	$5,065	$31,715	$81,351
Total intangible asset amortization expense was $3.1 million and $3.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management services agreements are amortized over 25 years using the straight-line method. Developed technology is capitalized and amortized over the useful life of the software when placed into service. Trade names and IPR&D are reviewed annually for impairment.
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
In 2021, the Organization for Economic Co-operation and Development ("OECD") announced an inclusive framework on base erosion and profit shifting including Pillar Two Model Rules defining the global minimum tax, which calls for taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to support certain components of Pillar Two Model Rules beginning 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. The model rules provide a framework for applying the minimum tax, countries may enact Pillar Two Model Rules slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two Model Rules. On a long-term basis, we will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in all countries applicable to us. For 2025, we expect that we will meet one or more transactional safe harbor rules, and as such, we do not believe Pillar Two model will have an impact on our annual effective tax rate for the year ending December 31, 2025.
We recorded an income tax benefit of $3.4 million, or an effective tax rate of 10.3%, for the three months ended March 31, 2025, and a benefit of $1.9 million, or an effective tax rate of (52.6)% for the three months ended March 31, 2024. The income tax rates for the three months ended March 31, 2025 diverge from the federal statutory rate due to (i) officer's compensation limitations; (ii) nondeductible stock compensation expense; (iii) partial valuation allowance on losses in foreign jurisdictions, partially offset by (iv) noncontrolling interests from controlled partnerships.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liability in our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component.

ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of March 31, 2025. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers. During the three months ended March 31, 2025, we closed several imaging centers with lower utilization and recognized lease abandonment charges of approximately $5.4 million in our Imaging Center segment. Of these amounts, $4.8 million were related to right-of-use assets impairment and $0.6 million were related to the write-off of leasehold improvements for the three months ended March 31, 2025.
COMPREHENSIVE LOSS - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) ("OCI") and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in OCI. The components of OCI for the three months ended March 31, 2025 and 2024 are included in the Consolidated Statements of Comprehensive Loss.
INTEREST ON SECURITIES - We recognized income from interest on securities of approximately $7.7 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively. This income is recorded within Other non-operating income in our Consolidated Statements of Operations.
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
DERIVATIVE INSTRUMENTS - In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500.0 million, consisting of two agreements of $50.0 million each and two agreements of $200.0 million each. The 2019 Swaps secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They matured in October 2023 for the smaller notional and will mature in October 2025 for the larger notional. Under these arrangements, we arranged the 2019 Swaps with locked in 1 month Term Secured Overnight Financing Rate ("SOFR") rates at 1.89% for the $100.0 million notional and at 1.98% for the $400.0 million notional. In October of 2023, the two agreements of $50,000,000 each matured and the remaining 2019 swaps have a total notional amount of $400,000,000 as of March 31, 2025. As of the effective date, we are liable for premium payments if interest rates decline below arranged rates, but will receive interest payments if rates are above the arranged rates.
At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other accumulated comprehensive loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized currently in earnings. The cash flows for our $400.0 million and $100.0 million notional interest rate swap contract, both locked in at 1.98%, did not match the cash flows for our term loans under our Barclays Credit Facility. As a result, we determined that they are not effective as cash flow hedges. Accordingly, all changes in their fair value for the $400.0 million notional and $100.0 million notional interest rate swaps are being recognized in earnings. Prior to this determination, effective as of July 1, 2020,, the total change in fair value relating to swaps included in other comprehensive income was approximately $24.4 million, net of taxes. This amount was amortized to interest expense through October 2023 at approximately $0.4 million per month and continues at approximately $0.3 million per month through October 2025.

A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2025
Account	December 31, 2024 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	March 31, 2025 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(2,273)	$—	$1,033	$(1,240)	Equity
*Net of taxes of $0.3 million for the three months ended March 31, 2025.

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps which remain ineffective is as follows (amounts in thousands):

For the three months ended March 31, 2025
Ineffective interest rate swap	Amount recognized (current period ineffective portion)	Location recognized in profit and loss (current period ineffective portion)	Amount reclassified from accumulated OCI (prior period effective portion)	Location reclassified from accumulated OCI into profit and loss (prior period effective portion)
Interest rate contracts	$2,106	Other income (expense)	$1,033	Interest Expense

See Fair Value Measurements below for the fair value of the 2019 Swaps at March 31, 2025.
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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets
2019 Swaps - Interest Rate Contracts	$—	$5,006	$—	$5,006

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets
2019 Swaps - Interest Rate Contracts	$—	$7,112	$—	$7,112
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
Long Term Debt:
The table below summarizes the estimated fair value compared to the face value of our long-term debt as follows (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$998,454	$—	$998,454	$1,000,625

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,006,713	$—	$1,006,713	$1,005,625

The estimated fair value of our long-term debt, which is discussed in Note 6, Credit Facilities and Notes Payable, was determined using Level 2 inputs primarily related to comparable market prices.
We consider the carrying amounts of cash and cash equivalents, receivables, other current assets, current liabilities and other notes payables to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. Additionally, we consider the carrying amount of our other notes payable to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2025	2024
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(37,926)	$(2,779)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	74,382,356	69,307,078
Basic and diluted net loss per share attributable to RadNet, Inc.'s common stockholders	$(0.51)	$(0.04)

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	910,334	699,721
Shares issuable upon the exercise of stock options	894,169	863,792

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of March 31, 2025, we have three equity investments with an aggregate carrying value of $8.3 million.
No other observable price changes or impairments in our investments were identified as of March 31, 2025.
INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2025.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2025 (in thousands):

Balance as of December 31, 2024	$104,057
Equity in earnings in these joint ventures	2,599
Equity contributions in existing joint ventures	4,147
Balance as of March 31, 2025	$110,803
We charged management service fees from the centers underlying these joint ventures of approximately $6.1 million and $5.9 million for the three months ended March 31, 2025 and 2024. We eliminate any unrealized portion of our management service fees with our equity in earnings of joint ventures. As we have the ability to exercise significant influence over our joint venture entities, we consider them related parties. Amounts transacted between ourselves and the entities are in the ordinary course of business and are disclosed on our balance sheet in the due from/to affiliate accounts.

The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2025 and December 31, 2024 and income statement data for the three months ended March 31, 2025 and 2024 (in thousands):

Balance Sheet Data:	March 31, 2025	December 31, 2024
Current assets	$66,970	$61,158
Noncurrent assets	236,265	232,750
Current liabilities	(45,309)	(53,182)
Noncurrent liabilities	(73,328)	(70,241)
Total net assets	$184,598	$170,485

Income statement data for the three months ended March 31,	2025	2024
Net revenue	$66,274	$61,208
Net income	$5,628	$5,810

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

In December 2023, the FASB issued Accounting Standards Updates (ASUs) 2023-09 ("ASU 2023-09"), Income Tax (Topic 740) Improvements to Income Tax Disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. Early adoption is permitted. We will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only our disclosures with no impact to our financial condition and results of operations.

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

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Imaging Center Segment

Acquisitions
During the three months ended March 31, 2025, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California and Texas market. These acquisitions are reported as part of our Imaging Center segment. As of March 31, 2025, we made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands). The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2025; and the fair value determination is preliminary and may be subject to change:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities

HALO Centers LLC	1/2/2025	4,201	587	3,238	3,563	50	—	(3,238)
Hillcroft Medical Clinic	3/7/2025	$735	278	—	406	50	—	—
Total		4,936	865	3,238	3,969	100	—	(3,238)

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

The following tables reflect certain financial data for each reportable segment:

Three Months Ended March 31, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$461,378	$10,021	$471,399
Intersegment revenues	—	9,200	9,200
	$461,378	$19,221	$480,599
Reconciliation of revenue
Elimination of intersegment revenues			(9,200)
Total consolidated revenues			$471,399

Less:
Other segment items*	$436,531	$22,338	$458,868
Segment profit (loss)	15,648	(3,117)	12,531

Reconciliation of segment profit
Depreciation and amortization			$(35,483)
Loss on sale and disposal of equipment and other			(402)
Severance costs			(747)
Interest expense			(17,239)
Equity in earnings of joint ventures			2,599
Non-cash change in fair value of interest rate swaps			(2,106)
Other income			7,712

Loss before income taxes			$(33,135)

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Three Months Ended March 31, 2024
	Imaging Center	Digital health	Total
Revenues from external customers	$423,209	$8,498	$431,707
Intersegment revenues	—	6,163	6,163
	423,209	14,661	437,870
Reconciliation of revenue
Elimination of intersegment revenues			(6,163)
Total consolidated revenues			$431,707

Less:
Other segment items*	$372,323	$15,266	$387,589
Segment profit (loss)	44,723	(605)	44,118

Reconciliation of segment profit
Depreciation and amortization			(32,368)
Loss on sale and disposal of equipment and other			(186)
Severance costs			(225)
Interest expense			(16,267)
Equity in earnings of joint ventures			4,324
Non-cash change in fair value of interest rate swaps			1,216
Other income			2,934

Income before income taxes			$3,546
*Other segment items include cost of operations.

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE

At March 31, 2025 we had two principal secured credit facilities consisting of our Barclays credit facility and our Truist credit facility. Each facility includes a term loan component and a revolving credit facility. At March 31, 2025, we were in compliance with all covenants under our credit facilities.

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

The proceeds from the April 18, 2024 restatement of the Barclays Credit Agreement were used to refinance the $870.6 million of term loans outstanding under the prior credit facility, to pay accrued interest through the date of closing, and to pay fees and expenses associated with the refinancing transaction. Total costs incurred in connection with the restatement amounted to approximately $19.9 million segregated as follows: $11.1 million recognized as discount and deferred finance cost, $2.1 million charged to loss on early extinguishment of debt and $6.7 million to related expenses. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Barclays Credit Agreement.

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

Barclays Term Loan:

The Barclays Term Loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates (without giving effect to our 2019 Swaps) were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
Before April 18, 2024	SOFR plus 3.00% Alternative Base Rate plus 2.00%	8.33% (credit spread adjustment of 0.11%) 10.5%
After April 18, 2024 to November 26, 2024	SOFR plus 2.5% Prime Rate plus 1.5%	7.78% (credit spread adjustment of 0.00% ) 9.5%
After November 26, 2024	SOFR plus 2.25% Prime Rate plus 1.25%	6.6% (credit spread adjustment of 0.00% ) 8.8%

With the recent restatement, we are required to make quarterly principal payments of $2.2 million (up from $1.8 million under the prior credit agreement). The Barclays Term Loan will mature on April 18, 2031 unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility is deferred financing costs, net of accumulated amortization, of $1.8 million at March 31, 2025.

After we entered the first amendment on November 26, 2024, amounts borrowed under the Barclays Revolving Credit Facility bear interest at either SOFR plus 2.75% or the Prime Rate plus 1.8% (with step-downs based on attainment of certain first lien net leverage ratio benchmarks). As of March 31, 2025, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 9.25%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at March 31, 2025. After reserves of $7.6 million for certain letters of credit, $274.4 million was available to draw upon as of March 31, 2025.

The Barclays Revolving Credit Facility terminates on April 18, 2029, unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Truist Credit Facility
On October 7, 2022, our subsidiary New Jersey Imaging Network, Inc.("NJIN") entered into Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Truist Credit Agreement”), with Truist Bank and the lenders and financial institutions named therein, which provides for a $150.0 million term loan (the "Truist Term Loan") and a $50.0 million revolving credit facility (the “Truist Revolving Credit Facility”). The Truist Credit agreement is secured by the assets of NJIN.
Truist Term Loan:

The Truist Term Loan currently bears interest at SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At March 31, 2025 the applicable margin for SOFR was 1.5%.

We are required to make quarterly principal payments of $2.8 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist Revolving Credit Facility is a $50.0 million secured revolving credit facility. Associated with the Truist Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $0.3 million at March 31, 2025.

Amounts borrowed under the Truist Revolving Credit Facility bear interest at either SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.30% per annum accrues on the unused revolver commitments under the Truist Revolving Credit Facility.

We had no balance outstanding under our $50.0 million Truist Revolving Credit Facility at March 31, 2025. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of March 31, 2025.

The Truist Revolving Credit Facility terminates on October 7, 2027, unless otherwise accelerated under the terms of the Truist Credit Agreement.

Equipment Notes Payable

We have issued certain notes payable in connection with the purchase of equipment previously leased under operating leases.

Debt Obligations
As of March 31, 2025 and December 31, 2024 our term loan debt and other obligations are as follows (in thousands):

	March 31, 2025	December 31, 2024
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$868,438	$870,625
Discount on Barclays Term Loans	(12,412)	(12,929)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	132,187	135,000
Discount on Truist Term Loan Agreement	(660)	(726)
Equipment notes payable at 3.6% to 7.2%, due through 2029, collateralized by medical equipment	22,578	24,296
Total debt obligations	1,010,131	1,016,266
Less: current portion	(24,677)	(24,692)
Long term portion of debt obligations	$985,454	$991,574
NOTE 7 – STOCK-BASED COMPENSATION
Stock Incentive Plans

We have one long-term equity incentive plan, the RadNet, Inc. Equity Incentive Plan, which has been amended and restated on April 20, 2015, March 9, 2017, April 15, 2021, April 27, 2023, and most recently following approval by our stockholders at our annual stockholders meeting on June 7, 2023 (the “Restated Plan”). We have reserved for issuance under the Restated Plan 20,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units and stock appreciation rights.

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

The following summarizes all of our option transactions for the three months ended March 31, 2025:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	840,917	$17.19
Granted	—	—
Exercised	(11,956)	10.11
Balance, March 31, 2025	828,961	17.29	5.21	$26,880
Exercisable at March 31, 2025	828,961	17.29	5.21	26,880
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2025 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2025.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of March 31, 2025, total unrecognized stock based compensation expense related to non-vested DeepHealth options was insignificant.

Outstanding Options Under the Deep Health Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	68,646	$—
Exercised	(3,438)	—
Balance, March 31, 2025	65,208	—	4.5	$3,242
Exercisable at March 31, 2025	65,208	—	4.5	3,242
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA's and RSU's activities during the three months ended March 31, 2025:

	RSAs and RSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs and RSUs unvested at December 31, 2024	687,655		$35.31
Changes during the period
Granted	834,243		$72.23
Vested	(606,091)		$52.63
Forfeited or Canceled	(5,473)		$48.05
RSAs and RSUs unvested at March 31, 2025	910,334	2.19	$36.42
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
Performance based stock options ("PSOs")
In January 2023, we granted certain employees PSOs with a potential to option a maximum of 235,227 shares of our common stock with a strike price of $18.64. The PSOs will vest in three equal parts, starting three years from the grant date based on continuous service, with the number of shares earned (0% to 100% of the target award) depending upon the extent to which we achieve a performance condition as determined the board of directors over the period from January 1, 2023 through December 31, 2023. In March 2024, based on the performance condition being achieved, the board of directors issued 235,227 options.
Shares available
Of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2025, there remain approximately 2,320,287 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS
North County Radiology – Oceanside, LLC

On April 2, 2025, we acquired North County Radiology – Oceanside, LLC for purchase consideration of approximately $1.7 million. North County Radiology – Oceanside, LLC consists of one imaging center located in California.

iCAD, Inc.

On April 15, 2025, RadNet entered into a definitive agreement to acquire iCAD, Inc. ("iCAD"), a provider of AI-powered breast health solutions. Under the terms of the merger agreement, iCAD stockholders will receive 0.0677 shares of RadNet common stock for each share of iCAD common stock they hold at the closing of the merger. The merger is subject to iCAD, Inc. stockholders' approval and customary closing conditions and is expected to close in the second or third quarter of 2025.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "report") and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the "SEC")(the "Annual Report").
As used in this Quarterly Report on Form 10-Q, the terms "RadNet," "we," "us," and "our" refer to RadNet, Inc., a Delaware corporation, and where appropriate, our consolidated subsidiaries.
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
Forward-looking statements are neither historical facts nor assurances of future performance. Because forward-looking statements relate to the future, they are inherently subject to known and unknown risks, uncertainties and other factors that are difficult to predict and out of our control. Our actual results, level of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied in our forward-looking statements include the factors included in “Risk Factors,” in our Annual Report as supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
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
Overview
We are a national provider of diagnostic imaging services in the United States. At March 31, 2025, we operated directly or indirectly through joint ventures with hospitals, 401 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Internationally, our subsidiary The HLH Imaging Group Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.
In addition to our imaging business, we have established a Digital Health business segment during our 2024 fiscal year, which combines our former Artificial Intelligence (“AI”) business segment with our eRad, Inc. business. Our digital health segment develops and delivers AI-powered health informatics solutions to drive quality, efficiency, and outcomes in imaging and radiology. The portfolio of software solutions is anchored by eRad, Inc.'s RIS/PACS, informatics designed specifically for outpatient radiology and DeepHealth OS, a cloud-native operating system that helps operate all aspects of the radiology service line from scheduling and patient preparation to technologist workflow to interpretation and referral management.

In addition we are using AI to develop solutions that employ machine learning to assist radiologists and other clinicians in interpreting images and improving radiologist efficiency and patient care, initially in the fields of screening for breast, prostate, lung and colon cancers. Our DeepHealth, Inc. subsidiary has received clearance from the U.S. Food and Drug Administration ("FDA") for use of its SaigeQ ”triage”/workflow products, the SaigeDX advanced diagnostic product and the Saige-Density breast density assessment software for screening breast mammography, which we have begun to roll out in certain markets as an Enhanced Breast Cancer Detection solution. Our Aidence Holding B.V. subsidiary is developing solutions for interpretation of chest and lung computed tomography ("CT") scans for lung cancer screening. It has received the CE mark for its solution and has existing customers in seven European countries, with its largest concentration in the United Kingdom, and plans to submit an application for FDA clearance to sell in the United States. Our Quantib B.V. subsidiary is primarily focused on interpretation of prostate magnetic resonance imaging ("MRI") for widespread prostate cancer screening. Quantib’s prostate MRI post-processing software has both FDA clearances and European CE marking. Our Digital Health segment provides these solutions to RadNet and to over 400 customers in the United States, Europe, and Israel.
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
Recent Developments
The following table shows our imaging centers in operation and revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Centers in operation	401	375
Net revenues (millions)	$471	$432

Our imaging services include MRI, CT, positron emission tomography ("PET"), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. The multi-modality offering provides a “one-stop” solution for our customers and referral sources. It also diversifies our revenue base, and reduces our exposure to changes in reimbursement rates for certain imaging modalities.
Our revenue is derived from a diverse mix of payors, including private payors and commercial insurance companies, managed care capitated payors, and government payors, such as Medicare and Medicaid. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three months ended March 31, 2025 and 2024 received from our various payors is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2025	2024
Commercial insurance	$262,488	$240,629
Medicare	108,199	93,525
Medicaid	11,690	10,887
Workers' compensation/personal injury	10,459	11,794
Other payors	27,691	25,385
Management fee revenue	6,279	5,908
Other revenue	12,543	9,061
Revenue under capitation arrangements	32,050	34,518
Total service revenue	$471,399	$431,707

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
Acquisitions
During the three months ended March 31, 2025, we completed the acquisition of certain assets of entities which engage directly in the practice of radiology or in associated businesses for an aggregate consideration of $4.9 million. These acquisitions include:
HALO Centers LLC: 1 imaging centers in California; and
Hillcroft Medical Clinic: 1 imaging center in Sugar Land, Texas.
See Note 4, Business Combinations and Related Activity, in the notes accompanying our financial statements in this report for additional information, including the fair value determination of the acquired assets and assumed liabilities, associated with these acquisitions.

Joint Venture Activity
At March 31, 2025, 38% of our imaging centers were operating as joint ventures with large health care providers. We have joint venture arrangements. We manage the day-to-day operations for these joint ventures and perform most management services in exchange for a management fee. We charged management service fees from the centers underlying these joint ventures of approximately $6.1 million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively. For information on our investment in unconsolidated joint ventures, key balance sheet data and income statement data for the unconsolidated joint ventures, see Note 2, Significant Accounting Policies – Investment in Joint Ventures in the notes accompanying our financial statements included in this report.
Critical Accounting Policies
The SEC defines critical accounting estimates as those that (a) are most important to the portrayal of a company’s financial condition and results of operations and (b) require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 of the notes accompanying our financial statements included in this report and in our Annual Report, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.
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

As it relates to the Consolidated Medical Group (as defined in Note 1 of the notes accompanying our financial statements included in this report), this service fee revenue includes payments for both the professional medical interpretation revenue recognized by them as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to others centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.
Our service fee revenues are based upon our management's estimate of amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under Medicare, Medicaid, managed care and commercial insurance plans are based upon historical collection experience of the payments received from such payors in accordance with the underlying contractual agreements. Revenues related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have price concessions applied. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts we expect to collect.
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended March 31, 2025.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended March 31, 2025.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at March 31, 2025 totaled $717.5 million. Indefinite Lived Intangible Assets at March 31, 2025 were $13.0 million and are associated with the value of certain trade name intangibles and in process research and development ("IPR&D"). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill for a reporting unit exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. Our annual impairment test of goodwill and trade name noted no impairment as of October 1, 2024, and we have not identified any other indicators of impairment through March 31, 2025.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.
Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Imaging Center Segment
We have developed our medical imaging centers segment through a combination of organic growth, acquisitions and joint venture formations. In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2025 through March 31, 2025. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2025 through March 31, 2025.
Total Revenue

In Thousands	Three Months Ended March 31,
Revenue	2025	2024	$ Increase	% Change
Total	$452,178	$417,046	$35,132	8.4%
Same Center	$411,528	$406,451	$5,077	1.2%
Excluded	$40,650	$10,595	—	—
Same-center revenue increased 1.2% compared to the first quarter of 2024, primarily due to higher average fees per imaging procedure of approximately 2.2%, partially offset by a 0.9% decrease in procedure volume. Routine imaging volume declined by 2.2%, driven by severe winter weather in our East Coast and Texas markets and fires in Southern California, which disrupted healthcare utilization. Advanced modality imaging, which carries higher average fees, increased 3.0% and was less impacted by these events. The higher contribution of advanced procedures helped offset the overall volume decline and contributed to the year-over-year revenue growth.

The procedural volume metrics presented herein reflect only those from consolidated centers. These figures may differ from total procedural volumes discussed in other contexts, which may include volumes from non-consolidated joint ventures.

Operating Expenses

Total operating expenses for the three months ended March 31, 2025 increased approximately $67.5 million, or 16.8%, to $470.2 million for the three months ended March 31, 2025 from $402.7 million for the three months ended March 31, 2024. The following table breaks down our cost of operations and total operating expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Salaries and professional reading fees, excluding stock-based compensation	$270,693	$244,732
Stock-based compensation	25,228	11,070
Building and equipment rental	30,924	28,827
Medical supplies	29,726	21,955
Lease abandonment charges	5,388	—
Other operating expenses *	74,571	65,738
Cost of operations	436,530	372,322

Depreciation and amortization	32,539	29,973
Loss on sale and disposal of equipment	399	188
Severance costs	696	225
Total operating expenses	$470,164	$402,708
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended March 31, 2025 and 2024 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended March 31,
Salaries and Professional Fees	2025	2024	$ Increase/(Decrease)	% Change
Total	$270,693	$244,732	$25,961	10.6%
Same Center	$252,989	$240,020	$12,969	5.4%
Excluded	$17,704	$4,712	—	—

In response to higher procedure volumes, we increased staffing levels across clinical, administrative, and technical functions to support the influx of patients. This included permanent headcount growth as well as a significant number of temporary hires to keep our centers operating smoothly during the first quarter of 2025. Compensation-related expenses were further impacted by increased 401K match contributions and more vacation and PTO taken during the period. We also continued to experience wage inflation across the board, driven by a competitive labor market and the October 2024 increase in California’s minimum wage for healthcare workers. Additionally, higher workers’ compensation insurance premiums contributed to the overall rise in staffing costs.
Stock-based compensation

Stock-based compensation for the three months ended March 31, 2025 increased approximately $14.2 million, or 127.9%, to $25.2 million from $11.1 million for the three months ended March 31, 2024. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.

Building and equipment rental

In Thousands	Three Months Ended March 31,
Building & Equipment Rental	2025	2024	$ Increase/(Decrease)	% Change
Total	$30,924	$28,827	$2,097	7.3%
Same Center	$26,872	$26,887	$(15)	(0.1)%
Excluded	$4,052	$1,940	—	—

Building and equipment rental expense on a same center basis was relatively unchanged from the prior period.
Medical supplies

In Thousands	Three Months Ended March 31,
Medical Supplies Expense	2025	2024	$ Increase/(Decrease)	% Change
Total	$29,726	$21,955	$7,771	35.4%
Same Center	$25,901	$21,511	$4,390	20.4%
Excluded	$3,825	$444	—	—

Consistent with the shift in our procedural mix toward more advanced imaging, medical supplies expense increased at a higher rate than revenue growth. The growth in PET/CT procedures, particularly for prostate cancer and suspected Alzheimer’s studies, drove higher utilization of high-cost isotope tracers, contributing to the increase. In addition, price increases for these tracers further elevated medical supplies expense compared to the prior year.

Lease abandonment charges

We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates.
During the three months ended March 31, 2025, we closed several imaging centers with lower utilization and recognized lease abandonment charges of approximately $5.4 million in our Imaging Center segment. Of these amounts, $4.8 million were related to right-of-use assets impairment and $0.6 million were related to the write-off of leasehold improvements for the three months ended March 31, 2025.
Other operating expenses

In Thousands	Three Months Ended March 31,
Other Operating Expenses	2025	2024	$ Increase/(Decrease)	% Change
Total	$74,571	$65,738	$8,833	13.4%
Same Center	$66,504	$64,041	$2,463	3.8%
Excluded	$8,067	$1,697	—	—

Other operating expenses increased primarily due to a $4.2 million rise in outside services and a $3.0 million increase in software license costs. The increase in outside services was driven by expanded contact center support related to acquisitions and rising patient demand, as well as higher legal and consulting costs tied to transaction activities and operational initiatives. The increase in software license costs reflects greater adoption of advanced medical AI technologies, cloud-based platforms, and performance optimization tools designed to improve clinical workflows and operational efficiency. These initiatives represent upfront investments to support ongoing technology-driven enhancements across the organization.

Additional segment operating and non-operating expenses

In Thousands	Three Months Ended March 31,
	2025	2024	$ Increase/(Decrease)	% Change
Depreciation and amortization	$32,539	$29,973	$2,566	8.6%
Loss on disposal of equipment and other	$399	$188	$211	112.2%
Non-cash change in fair value of interest rate hedge	$2,106	($1,216)	3,322	(273.2)%
Other income	($7,716)	($4,433)	(3,283)	74.1%
Severance	$696	$225	471	209.3%
The increase in depreciation expense was the result of our higher depreciable asset base.
Other income for the three months ended March 31, 2025 included $7.7 million of money market interest income, an increase of approximately $3.3 million, or 74.3%, compared to $4.4 million for the same period in 2024. The increase was primarily due to a higher average cash balance in our money market account.

In Thousands	Three Months Ended March 31,
	2025	2024	$ Increase/(Decrease)	% Change
Interest income	(7,716)	(4,428)	$(3,288)	74.3%
Other non-operating losses (income)	0	(5)	$5	(100.0)%
Total other income	$(7,716)	$(4,433)	$(3,283)	74.1%

Interest expense

In Thousands	Three Months Ended March 31,
Interest expense	2025	2024	$ Increase/(Decrease)	% Change
Total interest expense	$17,239	$16,267	$972	6.0%
Interest expense related to derivatives*	(1,018)	(2,435)
Interest expense related to amortization**	728	748
Adjusted interest expense***	17,529	17,954	(426)	(2.4)%

*Includes payments from four forward interest rate agreements entered into in 2019 ("2019 Swaps")
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other

The decrease in interest expense was primarily due to the repricing transaction of our Barclays credit facility in the fourth quarter of 2024, which resulted in lower interest rates compared to the same period in the prior year. This benefit was partially offset by the refinancing transaction of our Barclays credit facility in the second quarter of 2024, which added $196.3 million in additional term loan debt to the facility.

During the three months ended March 31, 2025, interest rates were above the arranged rates in our 2019 Swaps for most of the year, and we received payment of $2.4 million in cash payments from our 2019 Swaps counterparties, which was reported as a component of interest expense. See the Derivative Instruments section of Note 2, Significant Accounting Policies, in the notes accompanying in our Annual Report and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Non-cash change in fair value of interest rate hedge

In 2020, we determined that the cash flows from the 2019 Swaps did not match the cash flows of our Barclays term loan and were therefore ineffective as cash flow hedges. Since that time, in accordance with accounting guidelines, all changes in fair value are being recognized in other income and expense.
The fair value of the 2019 Swaps at March 31, 2025 was a net asset of $5.0 million compared to a net asset of $7.1 million at December 31, 2024, resulting in a loss of $2.1 million during the three months ended March 31, 2025. This change in fair value was driven by market expectations of continued declines in interest rates over the remaining term of the 2019 Swaps.

Equity in earnings from unconsolidated joint ventures
For the three months ended March 31, 2025 and 2024, we recognized equity in earnings from unconsolidated joint ventures in the amount of $2.6 million and $4.3 million, respectively, a decrease of $1.7 million or 39.9%, respectively. The decrease was mainly due to the decrease in earnings from Santa Monica Imaging Group, LLC and Arizona Diagnostic Radiology Group compared to the three months ended March 31, 2024.
Net income attributable to noncontrolling interests
At March 31, 2025, our consolidated subsidiaries operated 401 imaging centers of which 154 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At March 31, 2024, our consolidated subsidiaries included 323 centers of which 83 were not wholly-owned.
For the three months ended March 31, 2025, we recognized net income attributable to noncontrolling interests of $8.2 million versus $8.2 million for the three months ended March 31, 2024. A decrease in earnings from Los Angeles Imaging Group, LLC and West Valley Imaging was substantially offset by increased earnings from The New Jersey Imaging Network, LLC and The HLH Imaging Group Limited.

Digital Health Segment

The breakdown of revenue and expenses of the segment for the three months ended March 31, 2025 and 2024 are as follows:

In Thousands	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Statement of Operations
Revenue	$19,221	$14,661	$4,560	31.1%
Salaries and Wages	8,694	5,243	3,451	65.8%
Stock Compensation	3,266	828	2,438	294.4%
Other operating	6,816	5,881	935	15.9%
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,562	3,315	247	—
Depreciation & Amort.	2,944	2,395	549	22.9%
(Gain) loss on sale and disposal of equipment and other	3	(2)	5	(250.0)%
Severance	51	—	51	—%
Total operating expenses	$25,336	$17,660	$7,676	43.5%
Loss from Operations	$(6,115)	$(2,999)	$(3,116)	103.9%
Other expense	4	1,499	(1,495)	(99.7)%
Loss before taxes	(6,119)	(4,498)	(1,621)	36.0%
Income taxes	$(732)	$(828)	$96	(11.6)%
Segment net loss	(5,387)	(3,670)	(1,717)	46.8%

Revenues for the Digital Health segment increased compared to the prior year period, primarily due to growth in our AI and informatics product lines. AI-related revenue increased by approximately 33%, driven by continued growth in our clinical AI products and expanded use of the Enhanced Breast Cancer Detection solution, including direct-to-consumer offerings. Informatics revenue increased by approximately 30%, primarily due to increased volume on our eRad PICS platform.

The increase in segment operating expenses was primarily attributable to higher headcount in engineering and executive roles, increased stock-based compensation, and higher non-capitalized research and development costs. These increases reflect continued investment in product development and in building implementation and commercial support functions to enable broader deployment to external customers. We expect the Digital Health segment to continue operating at a net loss in the near term as we expand these capabilities and scale adoption of our platforms.
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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude income taxes, interest expense, severance costs, depreciation and amortization, non-cash employee stock-based compensation, loss on sale and disposal of equipment and other, non-cash change in fair value of interest rate hedge, other income, non-capitalized research and development expenses related to DeepHealth Cloud OS and Generative AI, lease abandonment charges, and acquisition transaction costs. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or one-time events that take place during the period.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025	2024
Net loss attributable to RadNet, Inc. common stockholders	$(37,926)	$(2,779)
Income taxes	(3,398)	(1,864)
Interest expense	17,239	16,267
Severance costs	747	225
Depreciation and amortization	35,483	32,368
Non-cash employee stock-based compensation	28,494	11,897
Loss on sale and disposal of equipment and other	402	186
Non-cash change in fair value of interest rate hedge	2,106	(1,216)
Other income	(7,712)	(2,934)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,562	3,315
Lease abandonment charges	5,388	—
Non-cash change to contingent consideration	—	1,974
Non-operational rent expenses	1,342	1,023
Acquisition transaction costs	672	—
Adjusted EBITDA - Total Company	$46,399	$58,462

NOTE
Adjusted EBITDA - Imaging Center	$42,688	$54,942
Adjusted EBITDA - Digital Health Segment	$3,711	$3,520

The following table is a reconciliation of GAAP net income for our Digital Health Segment to Adjusted EBITDA for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025	2024
Segment net loss	$(5,387)	$(3,686)
Stock Compensation	3,266	828
Depreciation & Amortization	2,944	2,394
Other operating loss (income)	3	(2)
Other expense	4	1,499
Severance	51	—
Income taxes	(732)	(828)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	3,562	3,315
Adjusted EBITDA - Digital Health Segment	$3,711	$3,520

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

The following table summarizes key balance sheet data related to our liquidity as of March 31, 2025 and December 31, 2024 and income statement data for the three months ended March 31, 2025 and 2024 (in thousands):

Balance Sheet Data:	March 31, 2025	December 31, 2024
Cash and cash equivalents	$717,323	$740,020
Accounts receivable	200,127	185,821
Working capital (exclusive of current operating lease liabilities)	568,358	596,158
Stockholders' equity	1,136,517	1,133,410

Income statement data for the three months ended March 31,	2025	2024
Total net revenue	$471,399	$431,707
Net loss attributable to RadNet common stockholders	(37,926)	(2,779)

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the three months ended March 31, 2025 and 2024 (in thousands):

Cash Flow Data	March 31, 2025	March 31, 2024
Cash provided by (used in) operating activities	$41,481	$17,088
Cash provided by (used in) investing activities	(56,751)	(60,938)
Cash provided by (used in) financing activities	(7,510)	228,296

Cash provided by operating activities for the three months ended March 31, 2025 decreased by $24.4 million compared to March 31, 2024 primarily driven by a $31.2 million change in assets and liabilities, primarily due to the timing of payments for accounts payable and accrued expenses.

Cash used in investing activities for the three months ended March 31, 2025 decreased $4.2 million compared to the three months ended March 31, 2024. The decrease was primarily due to a $8.6 million reduction in capital expenditures for property and equipment, partially offset by a $4.1 million increase in equity contributions to and purchases of interests in joint ventures, and a $0.3 million increase in purchases of imaging centers.

Cash used in financing activities for the three months ended March 31, 2025 increased $235.8 million compared to the three months ended March 31, 2024, and mainly represented payments on notes and term loan debt. In March 2024, we completed a public offering of 5,232,500 shares of our common stock, which included 682,500 shares sold pursuant to an underwriters overallotment option, at a price to the public of $44.00 per share, resulting in net proceeds after underwriting discounts, commissions, and expenses of $218.4 million. As a result, cash used in financing activities was significantly lower in 2025 compared to 2024.

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
Our condensed consolidated balance sheets at March 31, 2025 include $1,000.6 million of total term loan debt (exclusive of unamortized discounts of $13.1 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loan	$868,438	$(12,412)	$856,025
Truist Term Loan	132,187	(660)	131,528
Total Term Loans	$1,000,625	$(13,072)	$987,553

At March 31, 2025, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $7.6 million, we had $274.4 million available for borrowing under our Barclays revolving credit facility and $50.0 million available under our Truist revolving credit facility.

Please see Note 6, Credit Facilities and Notes Payable in the notes accompanying our financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk:
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Pound Sterling, Euro, Canadian Dollar, Hungarian Forint and Indian Rupee. We provide radiological services in the United Kingdom, conduct

AI operations in the Netherlands, and maintain research and development centers in Canada, Hungary and India. We do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2025, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.4 million in operating expenses.
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
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the Barclays term loan. At March 31, 2025, we had $868.4 million outstanding subject to an SOFR election on the Barclays Term Loan. At March 31, 2025, our effective SOFR interest rate plus applicable margin was 7.78%. The 2019 Swaps secure a $1.98% SOFR rate for a $400 million notional amount. After giving effect to our 2019 Swaps, we had $468.4 million outstanding under the Barclays Term Loan that is unprotected by the 2019 Swaps at March 31, 2025. Consequently, a hypothetical 1% increase in the SOFR rates under the Barclay's credit facility would result in an increase of $4.7 million in annual interest expense and a corresponding decrease in income before taxes. The 2019 Swaps will mature in October 2025.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist credit facility. At March 31, 2025, we had $132.2 million outstanding subject to an adjusted SOFR election on the Truist term loan. At March 31, 2025, our effective SOFR rate plus applicable margin was 7.78%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist credit facility would result in an increase of approximately $1.3 million in annual interest expense and a corresponding decrease in income before taxes.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2025. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings
From time to time we are engaged legal proceedings that arise in the ordinary course of our business. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.
ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our Annual Report. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101
The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

RADNET, INC.
(Registrant)

Date: May 12, 2025	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)