Form 10-Q
period 2025-06-30
RadNet, Inc.
filed 2025-08-11
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on August 8, 2025 was 76,916,062 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$833,152	$740,020
Accounts receivable	199,991	185,821
Due from affiliates	12,959	41,869
Prepaid expenses and other current assets	48,277	51,542
Total current assets	1,094,379	1,019,252
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	741,382	694,791
Operating lease right-of-use assets	666,054	639,740
Total property, equipment and right-of-use assets	1,407,436	1,334,531
OTHER ASSETS
Goodwill	751,514	710,663
Other intangible assets	91,078	81,351
Deferred financing costs	1,974	2,265
Investment in joint ventures	125,804	104,057
Deposits and other	42,781	34,571
Total assets	$3,514,966	$3,286,690
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$406,689	$351,464
Due to affiliates	51,067	43,650
Deferred revenue	3,433	3,288
Current operating lease liability	59,537	56,618
Current portion of notes payable	25,484	24,692
Total current liabilities	546,210	479,712
LONG-TERM LIABILITIES
Long-term operating lease liability	678,783	655,979
Notes payable, net of current portion	1,077,251	991,574
Deferred tax liability, net	21,441	22,230
Other non-current liabilities	12,020	3,785
Total liabilities	2,335,705	2,153,280
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 75,067,102 and 74,036,993 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	8	7
Additional paid-in-capital	1,025,936	988,147
Accumulated other comprehensive income (loss)	6,627	(9,061)
Accumulated deficit	(100,257)	(76,785)
Total RadNet, Inc.'s Stockholders' equity:	932,314	902,308
Noncontrolling interests	246,947	231,102
Total equity	1,179,261	1,133,410
Total liabilities and equity	$3,514,966	$3,286,690

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Service fee revenue	$468,063	$422,745	$907,412	$819,934
Revenue under capitation arrangements	30,167	36,969	62,217	71,487
Total service revenue	498,230	459,714	969,629	891,421
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	429,085	389,724	882,565	777,313
Lease abandonment charges	123	—	5,511	—
Depreciation and amortization	35,993	34,475	71,476	66,843
Loss on sale and disposal of equipment and other	1,724	401	2,126	587
Severance costs	426	268	1,173	493
Total operating expenses	467,351	424,868	962,851	845,236
INCOME FROM OPERATIONS	30,879	34,846	6,778	46,185

OTHER INCOME AND EXPENSES
Interest expense	17,189	26,082	34,428	42,349
Equity in earnings of joint ventures	(4,356)	(3,389)	(6,955)	(7,713)
Non-cash change in fair value of interest rate swap	1,956	1,890	4,062	674
Debt restructuring and extinguishment expenses	—	8,762	—	8,762
Other income	(7,764)	(7,900)	(15,476)	(10,834)
Total other expenses	7,025	25,445	16,059	33,238
INCOME (LOSS) BEFORE INCOME TAXES	23,854	9,401	(9,281)	12,947
(Provision for) benefit from income taxes	(820)	(2,456)	2,578	(592)
NET INCOME (LOSS)	23,034	6,945	(6,703)	12,355
Net income attributable to noncontrolling interest	8,580	9,927	16,769	18,116
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$14,454	$(2,982)	$(23,472)	$(5,761)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.19	$(0.04)	$(0.32)	$(0.08)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.19	$(0.04)	$(0.32)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	74,352,498	73,419,124	74,070,438	71,795,080
Diluted	75,531,743	73,419,124	74,070,438	71,795,080
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$23,034	$6,945	$(6,703)	$12,355
Foreign currency translation adjustments	9,523	(631)	13,632	(2,829)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	1,023	6,517	2,056	7,256
COMPREHENSIVE INCOME	33,580	12,831	8,985	16,782
Less comprehensive income attributable to noncontrolling interests	8,580	9,927	16,769	18,116
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$25,000	$2,904	$(7,784)	$(1,334)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended June 30, 2025 and June 30, 2024.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - MARCH 31, 2025	74,956,566	$7	$1,016,762	$(3,919)	$(114,711)	$898,139	$238,378	$1,136,517

Issuance of common stock upon exercise of options	50,340	1	433	—	—	434	—	434
Issuance of common stock under the equity compensation plan	63,877	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,761	—	—	8,761	—	8,761
Forfeiture of restricted stock and share cancellation	(3,681)	—	(20)	—	—	(20)	—	(20)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,400)	(2,400)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,389	2,389
Change in cumulative foreign currency translation adjustment	—	—	—	9,523	—	9,523	—	9,523
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	1,023	—	1,023	—	1,023
Net income	—	—	—	—	14,454	14,454	8,580	23,034
BALANCE - JUNE 30, 2025	75,067,102	$8	$1,025,936	$6,627	$(100,257)	$932,314	$246,947	$1,179,261

BALANCE - MARCH 31, 2024	73,901,654	$7	$969,248	$(13,943)	$(82,357)	$872,955	$204,370	$1,077,325

Issuance of common stock upon exercise of options	59,306	—	359	—	—	359	—	359
Issuance of common stock under the equity compensation plan	41,120	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	4,984	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,773	—	—	4,773	—	4,773
Forfeiture of restricted stock and share cancellation	(39,022)	—	(25)	—	—	(25)	—	(25)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,423)	(2,423)
Change in cumulative foreign currency translation adjustment	—	—	—	(631)	—	(631)	—	(631)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	6,517	—	6,517	—	6,517
Net (loss) income	—	—	—	—	(2,982)	(2,982)	9,927	6,945
BALANCE - JUNE 30, 2024	73,968,042	$7	$974,355	$(8,057)	$(85,339)	$880,966	$211,874	$1,092,840

The accompanying notes are an integral part of these financial statements.
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the six months ended June 30, 2025 and June 30, 2024.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
BALANCE - DECEMBER 31, 2024	74,036,993	$7	$988,147	$(9,061)	$(76,785)	$902,308	$231,102	$1,133,410

Issuance of common stock upon exercise of options	62,296	1	554	—	—	555	—	555
Issuance of common stock under the equity compensation plan	970,712	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	3,438	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	37,275	—	—	37,275	—	37,275
Forfeiture of restricted stock and share cancellation	(6,337)	—	(40)	—	—	(40)	—	(40)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,313)	(3,313)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,389	2,389
Change in cumulative foreign currency translation adjustment	—	—	—	13,632	—	13,632	—	13,632
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	2,056	—	2,056	—	2,056
Net (loss) income	—	—	—	—	(23,472)	(23,472)	16,769	(6,703)
BALANCE-BALANCE - JUNE 30, 2025	75,067,102	$8	$1,025,936	$6,627	$(100,257)	$932,314	$246,947	$1,179,261

BALANCE - DECEMBER 31, 2023	67,956,318	$7	$722,750	$(12,484)	$(79,578)	$630,695	$182,664	$813,359

Issuance of common stock upon exercise of options	60,605	—	367	—	—	367	—	367
Issuance of common stock under the equity compensation plan	657,887	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	9,377	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	16,679	—	—	16,679	—	16,679
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	—	—	—	—	13,517	13,517
Issuance of common stock	5,232,500	—	218,385	—	—	218,385	—	218,385
Issuance of common stock in connection with acquisitions	95,019	—	4,607	—	—	4,607	—	4,607
Forfeiture of restricted stock and share cancellation	(43,664)	—	(34)	—	—	(34)	—	(34)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,423)	(2,423)
Contributions from noncontrolling interests	—	—	11,601	—	—	11,601	—	11,601
Change in cumulative foreign currency translation adjustment	—	—	—	(2,829)	—	(2,829)	—	(2,829)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	7,256	—	7,256	—	7,256
Net loss (income)	—	—	—	—	(5,761)	(5,761)	18,116	12,355
BALANCE-JUNE 30, 2024	73,968,042	$7	$974,355	$(8,057)	$(85,339)	$880,966	$211,874	$1,092,840

    The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,703)	$12,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	71,476	66,843
Noncash operating lease expense	29,356	30,006
Equity in earnings of joint ventures, net of dividends	(1,267)	(6,713)
Amortization of deferred financing costs and loan discount	1,471	1,541
Loss on sale and disposal of equipment	2,126	587
Loss on extinguishment of debt	—	2,080
Lease abandonment charges	5,511	—
Amortization of cash flow hedge	2,712	7,256
Non-cash change in fair value of interest rate swap	4,062	674
Stock-based compensation	37,235	16,645
Change in fair value of contingent consideration	—	1,974
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(14,159)	(31,581)
Other current assets	22,381	5,242
Other assets	(2,544)	(5,553)
Deferred taxes	(3,511)	1,791
Operating leases	(34,726)	(27,707)
Deferred revenue	145	(185)
Accounts payable, accrued expenses and other	48,264	57,835
Net cash provided by operating activities	161,829	133,090
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions, net of cash acquired	(31,985)	(32,771)
Purchase of property and equipment and other	(101,776)	(104,095)
Proceeds from sale of equipment	40	9
Equity contributions in existing and purchase of interest in joint ventures	(20,480)	(1,421)
Net cash used in investing activities	(154,201)	(138,278)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,461)	(2,624)
Payments on Term Loan Debt	(10,252)	(682,438)
Proceeds from issuance of new debt, net of issuing costs	99,001	863,869
Purchase of noncontrolling interests by third party	2,389	4,169
Payments on contingent consideration and holdbacks	—	(3,614)
Distributions paid to noncontrolling interests	(3,313)	(2,423)
Proceeds from sale of economic interests in majority owned subsidiary, net of taxes	—	8,713
Proceeds from issuance of common stock	—	218,385
Proceeds from issuance of common stock upon exercise of options	554	367
Net cash provided by financing activities	84,918	404,404
EFFECT OF EXCHANGE RATE CHANGES ON CASH	586	(107)
NET INCREASE IN CASH AND CASH EQUIVALENTS	93,132	399,109
CASH AND CASH EQUIVALENTS, beginning of period	740,020	342,570
CASH AND CASH EQUIVALENTS, end of period	$833,152	$741,679

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$35,018	$34,203
Cash paid during the period for income taxes	$2,428	$705
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $74.5 million and $45.4 million during the six months ended June 30, 2025 and 2024, respectively, which were not paid for as of June 30, 2025 and 2024, respectively. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
During the six months ended June 30, 2025, we acquired certain assets from entities engaged in the practice of radiology or related businesses. These acquisitions included holdbacks, contingent liabilities and other liabilities totaling $12.8 million that we had not paid for as of June 30, 2025. The accrued amounts are reflected in our consolidated balance sheets under accrued expenses and other non-current liabilities.
On June 12, 2025, we entered into a $17.0 million promissory note with Dignity Health, a related party and joint venture member of Arizona Diagnostic Radiology Group, LLC, to reclassify a previously outstanding balance from due from affiliates to prepaid expenses and other current assets. As a result, a non-cash reclassification of $5.7 million was made from Other Current Assets to Other Assets to reflect the long-term portion of the note.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At June 30, 2025, we operated directly or indirectly through joint ventures with hospitals, 405 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

The Consolidated Medical Group on a combined basis recognized $48.3 million and $54.9 million of revenue, net of management services fees to RadNet, for the three months ended June 30, 2025 and 2024, respectively and $48.3 million and $54.9 million of operating expenses for the three months ended June 30, 2025 and 2024, respectively. RadNet recognized $265.6 million and $231.1 million of total billed net service fee revenue for the three months ended June 30, 2025, and 2024, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

The Consolidated Medical Group on a combined basis recognized $106.5 million and $107.2 million of revenue, net of management services fees to RadNet, for the six months ended June 30, 2025 and 2024, respectively and $106.5 million and $107.2 million of operating expenses for the six months ended June 30, 2025 and 2024, respectively. RadNet recognized $504.1 million and $465.9 million of total billed net service fee revenue for the six months ended June 30, 2025, and 2024, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

In our condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, we have included approximately $118.5 million and $103.0 million, respectively, of accounts receivable and approximately $32.1 million and $22.7 million of accounts payable and accrued liabilities related to the Consolidated Medical Group, respectively. The cash flows of the Consolidated Medical Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2025 and 2024 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2024.
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

Our total revenues for the three and six months ended June 30, 2025 and 2024 are presented in the table below. Our patient service revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type, along with revenue generated from our management services and other sources such as software and AI.

In Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial insurance	$278,902	$256,517	$541,410	$497,145
Medicare	116,331	101,719	224,499	195,186
Medicaid	12,597	11,001	24,283	21,906
Workers' compensation/personal injury	10,642	10,997	21,114	22,837
Other payors	29,394	26,568	57,087	51,948
Management fee revenue	6,688	6,106	12,967	12,014
Other revenue	13,509	9,837	26,052	18,898
Revenue under capitation arrangements	30,167	36,969	62,217	71,487
Total service revenue	$498,230	$459,714	$969,629	$891,421

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

ACCOUNTS RECEIVABLE - Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long-term portion. Amounts remaining to be collected on these agreements were $4.1 million and $4.2 million at June 30, 2025 and December 31, 2024, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $2.0 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively. See Note 6, Credit Facilities and Notes Payable for more information.

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
Acquisition-related costs are expensed as incurred and are included in Cost of operations, excluding depreciation and amortization, in the consolidated statements of operations. For the three and six ended June 30, 2025, such costs totaled approximately $2.3 million and $3.0 million, respectively.
GOODWILL - Goodwill at June 30, 2025 totaled $751.5 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2024 noting no impairment, and we have not identified any indicators of impairment through June 30, 2025.
Activity in goodwill for the six months ended June 30, 2025 is provided below (in thousands):

	Imaging Center segment	Digital Health segment	Total
Balance as of December 31, 2024	628,537	$82,126	$710,663
Goodwill from acquisitions	12,120	19,843	31,963
Measurement period and other adjustments	—	87	87
Currency translation	2,221	6,579	8,800
Balance as of June 30, 2025	$642,878	$108,636	$751,514
The amount of goodwill that is expected to be deductible for tax purposes as of June 30, 2025 is $135.2 million.
INTANGIBLE ASSETS - Intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names. The components of intangible assets, both finite and indefinite lived, along with annual amortization expense that will be recorded over the next five years at June 30, 2025 and December 31, 2024 are as follows (in thousands):
As of June 30, 2025:

	2025*	2026	2027	2028	2029	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$1,144	$2,287	$2,287	$2,287	$2,287	$4,384	$14,676	6.7
Covenant not to compete and other contracts	501	749	455	365	197	23	2,290	3.1
Customer lists	562	1,041	866	822	822	10,545	14,658	17.0
Patent and trademarks	205	410	388	322	88	128	1,541	4.2
Developed technology	4,399	8,625	8,091	8,091	3,396	6,539	39,141	6.2
Trade names amortized	39	77	77	63	18	8	282	4.0
Trade names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	9,990	9,990
Total annual amortization	$6,850	$13,189	$12,164	$11,950	$6,808	$40,117	$91,078
*Excluding the six months ended June 30, 2025

As of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$2,287	$2,287	$2,287	$2,287	$2,291	$4,384	$15,823	6.9
Covenant not to compete and other contracts	947	660	365	275	106	—	2,353	3.2
Customer lists	1,084	962	786	750	750	9,628	13,960	17.2
Patent and trademarks	293	293	293	293	51	121	1,344	5.0
Developed technology	7,329	7,289	6,755	6,755	1,848	4,610	34,586	5.4
Trade names amortized	77	77	77	63	19	8	321	4.3
Trade names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	4,464	4,464
Total annual amortization	$12,017	$11,568	$10,563	$10,423	$5,065	$31,715	$81,351
Total intangible asset amortization expense was $3.2 million and $6.3 million for the three and six months ended June 30, 2025, respectively. Total amortization expense was $3.1 million and $6.2 million for the three and six months ended June 30, 2024, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management services agreements are amortized over 25 years using the straight-line method. Developed technology is capitalized and amortized over the useful life of the software when placed into service. Trade names and IPR&D are reviewed annually for impairment, or when indicators of impairment are presented.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which enacts significant changes to the U.S. Tax and related laws. Some of the provisions of the new tax law that affect corporations include but are not limited to expensing of domestic specified research or experimental expenditures, increasing the limit of the deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact that the new tax law will have on its financial condition and results of operations. The impact of the tax law changes from the OBBBA will be included in the Company's financial statements beginning in the nine months ending September 30, 2025, and applied prospectively based on the effective dates of the tax law.
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
We recorded an income tax provision of $0.8 million, or an effective tax rate of 3.4%, for the three months ended June 30, 2025, compared to $2.5 million, or an effective tax rate of 26.1% for the three months ended June 30, 2024. We recorded an income tax benefit of $2.6 million, or an effective tax rate of 27.8%, for the six months ended June 30, 2025 compared to an income tax provision of $0.6 million, or an effective tax rate of 4.6% for the six months ended June 30, 2024. The income tax rates for the three and six months ended June 30, 2025 diverge from the federal statutory rate due to (i) officer's compensation limitations; (ii) nondeductible stock compensation expense; (iii) partial valuation allowance on losses in foreign jurisdictions, partially offset by (iv) noncontrolling interests from controlled partnerships.
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
ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of June 30, 2025. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers. During the six months ended June 30, 2025, we closed several imaging centers with lower utilization and recognized lease abandonment charges of approximately $5.5 million in our Imaging Center segment. Of these amounts, $4.8 million were related to right-of-use assets impairment and $0.7 million were related to the write-off of leasehold improvements for the six months ended June 30, 2025.
COMPREHENSIVE LOSS - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) ("OCI") and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in OCI. The components of OCI for the three and six months ended June 30, 2025 and 2024 are included in the Consolidated Statements of Comprehensive Loss. The following is a reconciliation of Foreign Currency Translation amounts for the three and six months ended June 30, 2025 and 2024 is provided below (in thousands):

For the three months ended June 30, 2025
	March 31, 2025 Balance	Currency Translation Adjustments Balance	June 30, 2025 Balance
Currency Translation Adjustments	$(1,588)	$9,523	$7,935

For the six months ended June 30, 2025
	December 31, 2024 Balance	Currency Translation Adjustments Balance	June 30, 2025 Balance
Currency Translation Adjustments	$(5,697)	$13,632	$7,935

INTEREST ON SECURITIES - We recognized income from interest on securities of approximately $7.8 million and $8.7 million for the three months ended June 30, 2025 and 2024, respectively, and $15.5 million and $13.1 million for the six months ended June 30, 2025 and 2024. This income is recorded within Other non-operating income in our Consolidated Statements of Operations.
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
DERIVATIVE INSTRUMENTS - In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 Swaps"). The 2019 Swaps have total notional amounts of $500.0 million, consisting of two agreements of $50.0 million each and two agreements of $200.0 million each. The 2019 Swaps secure a constant interest rate associated with portions of our variable rate bank debt and have an effective date of October 13, 2020. They matured in October 2023 for the smaller notional and will mature in October 2025 for the larger notional. Under these arrangements, we arranged the 2019 Swaps with locked in 1 month Term Secured Overnight Financing Rate ("SOFR") rates at 1.89% for the $100.0 million notional and at 1.98% for the $400.0 million notional. In October of 2023, the two agreements of $50,000,000 each matured. As of the effective date, we are liable for premium payments if interest rates decline below arranged rates, but will receive interest payments if rates are above the arranged rates.

At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other accumulated comprehensive loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized in earnings. Effective July 1, 2020, it was determined that hedge accounting no longer applied and accordingly after that date all changes in the fair value of the swaps is recognized in earnings. The amount included in accumulated other comprehensive income as of that date was approximately $24.4 million, net of taxes which was amortized to interest expense through October 2023 at approximately $0.4 million per month and then at approximately $0.3 million per month through October 2025.
A tabular presentation of the effect of derivative instruments on our consolidated statement of comprehensive loss of the 2019 Swaps is as follows (amounts in thousands):

For the three months ended June 30, 2025
Account	March 31, 2025 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	June 30, 2025 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(1,240)	$—	$1,023	$(217)	Equity
*Net of taxes of $0.3 million for the three months ended June 30, 2025.

For the six months ended June 30, 2025
Account	December 31, 2024 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	June 30, 2025 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(2,273)	$—	$2,056	$(217)	Equity
*Net of taxes of $0.7 million for the six months ended June 30, 2025.

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps is as follows (amounts in thousands):

For the three months ended June 30, 2025
Ineffective interest rate swap	Amount recognized (current period ineffective portion)	Location recognized in profit and loss (current period ineffective portion)	Amount reclassified from accumulated OCI (prior period effective portion)	Location reclassified from accumulated OCI into profit and loss (prior period effective portion)
Interest rate contracts	$1,956	Other income (expense)	$1,023	Interest Expense

For the six months ended June 30, 2025
Ineffective interest rate swap	Amount recognized (current period ineffective portion)	Location recognized in profit and loss (current period ineffective portion)	Amount reclassified from accumulated OCI (prior period effective portion)	Location reclassified from accumulated OCI into profit and loss (prior period effective portion)
Interest rate contracts	$4,062	Other income (expense)	$2,056	Interest Expense

See Fair Value Measurements below for the fair value of the 2019 Swaps at June 30, 2025.

CONTINGENT CONSIDERATION -
See-Mode Technologies Pte. Ltd.
On June 2, 2025, we completed our acquisition of all the equity interests of See-Mode Technologies Pte. Ltd., a Singapore-based AI company specializing in medical imaging. As part of the purchase agreement, we agreed to pay up to $12.7 million in contingent consideration in RadNet common stock and cash, based on the achievement of three clinical and regulatory milestones:

First Milestone ($4.3 million): Payable upon successful implementation of the company’s thyroid ultrasound detection product at four RadNet imaging centers, and execution of at least two new customer contracts totaling $150,000 in aggregate annual contract value by March 31, 2026.

Second Milestone ($4.2 million): Payable upon FDA 510(k) clearance of the company’s breast ultrasound detection product, with submission required by March 31, 2026 and approval by December 31, 2026.

Third Milestone ($4.2 million): Payable upon FDA 510(k) clearance of a new ultrasound product, with submission required by June 30, 2027 and approval by March 31, 2028.

Each contingent amount is payable 50% in cash and 50% in RadNet common shares. The fair value of the contingent consideration will be assessed quarterly based on the probability of milestone achievement, which has been currently determined by management to be 97.5%, 70% and 40% for the First, Second and Third Milestone, respectively.
A tabular roll forward of contingent consideration is as follows (amounts in thousands):

For the three months ended June 30, 2025
Entity	Account	March 31, 2025 Balance	Additions	Settlement of contingent consideration	Change in valuation of contingent consideration	June 30, 2025 Balance
See-Mode Technologies Pte. Ltd.	Accrued expenses	—	$2,114	$—	$—	$2,114
See-Mode Technologies Pte. Ltd.	Other non-current liabilities	—	$6,652	$—	$—	$6,652

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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets
2019 Swaps - Interest Rate Contracts	$—	$3,050	$—	$3,050

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets
2019 Swaps - Interest Rate Contracts	$—	$7,112	$—	$7,112
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
Contingent Consideration:

The table below summarizes the estimated fair values of contingent consideration relating to our See-Mode Technologies acquisition on June 2, 2025 that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
See-Mode Technologies	$—	$—	$8,766	$8,766
Long Term Debt:
The table below summarizes the estimated fair value compared to the face value of our long-term debt as follows (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,096,581	$—	$1,096,581	$1,095,373

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,006,713	$—	$1,006,713	$1,005,625
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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$14,454	$(2,982)	$(23,472)	$(5,761)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	74,352,498	73,419,124	74,070,438	71,795,080
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.19	$(0.04)	$(0.32)	$(0.08)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	74,352,498	73,419,124	74,070,438	71,795,080
Add non-vested restricted stock subject only to service vesting	65,276	—	—	—
Add additional shares issuable upon exercise of stock options and contingently issuable shares	1,113,969	—	—	—
Weighted average number of common shares used in calculating diluted net income per share	75,531,743	73,419,124	74,070,438	71,795,080
Net income (loss) attributable to RadNet, Inc's common stockholders for diluted share calculation	$14,454	$(2,982)	$(23,472)	$(5,761)
Diluted net income (loss) income per share attributable to RadNet, Inc.'s common stockholders	$0.19	$(0.04)	$(0.32)	$(0.08)

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	—	670,486	924,045	685,104
Shares issuable upon the exercise of stock options	—	799,502	868,999	831,647

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of June 30, 2025, we have three equity investments with an aggregate carrying value of $8.3 million.
No other observable price changes or impairments in our investments were identified as of June 30, 2025.
INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2025.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2025 (in thousands):

Balance as of December 31, 2024	$104,057
Equity in earnings in joint ventures	6,955
Distribution of earnings	(5,688)
Equity contributions in existing joint ventures	20,480
Balance as of June 30, 2025	$125,804
We charged management service fees from the centers underlying these joint ventures of approximately $6.5 million and $6.1 million for the three months ended June 30, 2025 and 2024 and $12.6 million and $12.0 million for the six months ended June 30, 2025 and 2024, respectively. These joint ventures are considered related parties. Amounts transacted between ourselves and the entities are in the ordinary course of business and are disclosed on our balance sheet in the due from/to affiliate accounts.
The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2025 and December 31, 2024 and income statement data for the six months ended June 30, 2025 and 2024 (in thousands):

Balance Sheet Data:	June 30, 2025	December 31, 2024
Current assets	$66,995	$61,158
Noncurrent assets	231,281	232,750
Current liabilities	(11,949)	(53,182)
Noncurrent liabilities	(71,524)	(70,241)
Total net assets	$214,803	$170,485

Income statement data for the six months ended June 30,	2025	2024
Net revenue	$138,711	$130,546
Net income	$14,908	$14,657

Promissory Note from Joint Venture Member

On June 12, 2025, we executed a $17.0 million promissory note with Dignity Health, a related party and joint venture member of Arizona Diagnostic Radiology Group, LLC ("ADRG"). Monthly principal payments of $0.9 million begin July 1, 2025, with interest accruing at the Wall Street Journal Prime Rate plus 2%. Future distributions from ADRG to Dignity will be applied to the note balance until fully repaid. The note is expected to mature on December 1, 2026. As of June 30, 2025, we recorded $11.3 million of the current portion of the notes in Due from Affiliates and $5.7 million of the non-current portion in Deposits and Other on our Condensed Consolidated Balance Sheet.
NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS
Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Updates (ASUs) 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The guidance requires entities to provide enhanced disclosures about significant segment expenses. For entities that have adopted the amendments in ASU 2023-07, the updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and is applicable to the Company in fiscal 2024. Early adoption is permitted. We adopted this ASU for the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. The interim disclosure requirements became effective for us beginning January 1, 2025, and have been reflected in our current period reporting.

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

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment
During the six months ended June 30, 2025, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California and Texas markets. These acquisitions are reported as part of our Imaging Center segment. As of June 30, 2025, we made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands). The valuation of assets acquired and liabilities assumed has not yet been finalized and remains subject to change, primarily related to the completeness of accrued liabilities, the accuracy of fixed asset valuations, and other customary purchase accounting adjustments. The fair value determination is preliminary and may be updated as additional information becomes available.

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities

HALO Centers LLC	1/2/2025	$4,201	587	3,238	3,563	50	—	(3,238)
Hillcroft Medical Clinic	3/7/2025	735	278	—	406	50	—	—
North County Radiology Oceanside LLC	4/1/2025	1,702	238	599	1,307	150	7	(599)
Faculty Physicians and Surgeons of LLUSM (Palm Imaging)	5/1/2025	1,400	648	—	702	50	—	—
California MSK MSO, LLC (OSS Burbank)	5/1/2025	500	330	—	70	100	—	—
HALO Centers LLC (Indian Wells)	5/1/2025	$7,850	1,714	2,439	6,072	50	15	(2,439)
Total		16,388	3,795	6,276	12,120	450	22	(6,276)

*Fair Value Determination is Final
Factors contributing to the recognition of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the acquisition.

Digital Health Segment

See-Mode Technologies

On June 2, 2025, we acquired all of the equity interest in See-Mode Technologies (“See-Mode”), a medical technology company focused on using artificial intelligence to enhance ultrasound-based diagnostics.

See-Mode’s operations are included in our Digital Health segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $28.7 million, including: (i) cash of $17.9 million, (ii) a holdback of $2.0 million cash to be released 18 months after acquisition, and (iii) contingent consideration of $8.8 million. We recorded $0.2 million in other net assets, $5.5 million in developed technology, $5.4 million in IPR&D, $19.8 million in goodwill, and $2.2 million in deferred tax liabilities in connection with this transaction.
In performing the purchase price allocation, we considered, among other factors, the intended future use of the acquired assets, the historical financial performance, and estimates of the future performance of the See-Mode business. As of June 30, 2025, the valuation of assets acquired and liabilities assumed is preliminary and subject to change, primarily with respect to the valuation of contingent consideration and intangible assets, the completeness of accrued liabilities, the accuracy of fixed asset valuations, and other customary purchase accounting adjustments. The fair value determination will be updated as additional information becomes available during the measurement period.
Formation of majority owned subsidiary and sale of economic interest
On March 21, 2025, we formed Pacific Diagnostic Imaging Group, LLC (“PDRG”), a Delaware limited liability company. On April 1, 2025, we entered into a partnership with Tri-City Healthcare District (“Tri-City”) by selling a 20% membership interest in PDRG for cash consideration of $337,500. We retained an 80% controlling interest in PDRG. The joint venture operates outpatient imaging centers in Southern California. The transaction did not result in a change of control, and no gain or loss was recognized.

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

The following tables reflect certain financial data for each reportable segment:

Three Months Ended June 30, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$487,216	$11,014	$498,230
Intersegment revenues	—	9,712	9,712
	$487,216	$20,726	$507,942
Reconciliation of revenue
Elimination of intersegment revenues			(9,712)
Total consolidated revenues			$498,230

Less:
Other segment items*	$414,159	$15,048	$429,207
Segment profit (loss)	73,057	(4,034)	69,022

Reconciliation of segment profit
Depreciation and amortization			$(35,993)
Loss on sale and disposal of equipment and other			(1,724)
Severance costs			(426)
Interest expense			(17,189)
Equity in earnings of joint ventures			4,356
Non-cash change in fair value of interest rate swaps			(1,956)
Other income			7,764

Income before income taxes			$23,854

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Three Months Ended June 30, 2024
	Imaging Center	Digital health	Total
Revenues from external customers	$450,282	$9,432	$459,714
Intersegment revenues	—	6,396	6,396
	$450,282	$15,828	$466,110
Reconciliation of revenue
Elimination of intersegment revenues			(6,396)
Total consolidated revenues			$459,714

Less:
Other segment items*	$379,827	$9,898	$389,724
Segment profit (loss)	70,456	(466)	69,990

Reconciliation of segment profit
Depreciation and amortization			$(34,475)
Loss on sale and disposal of equipment and other			(401)
Severance costs			(268)
Interest expense			(26,082)
Equity in earnings of joint ventures			3,389
Non-cash change in fair value of interest rate swaps			(1,890)
Other income			7,900

Income before income taxes			$9,401

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Six Months Ended June 30, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$948,594	$21,035	$969,629
Intersegment revenues	—	18,912	18,912
	$948,594	$39,947	$988,541
Reconciliation of revenue
Elimination of intersegment revenues			(18,912)
Total consolidated revenues			$969,629

Less:
Other segment items*	$859,890	$28,186	$888,076
Segment profit (loss)	88,704	(7,151)	81,553

Reconciliation of segment profit
Depreciation and amortization			$(71,476)
Loss on sale and disposal of equipment and other			(2,126)
Severance costs			(1,173)
Interest expense			(34,428)
Equity in earnings of joint ventures			6,955
Non-cash change in fair value of interest rate swaps			(4,062)
Other income			15,476

Loss before income taxes			$(9,281)

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Six Months Ended June 30, 2024
	Imaging Center	Digital health	Total
Revenues from external customers	$873,491	$17,930	$891,421
Intersegment revenues	—	12,559	12,559
	873,491	30,489	903,980
Reconciliation of revenue
Elimination of intersegment revenues			(12,559)
Total consolidated revenues			$891,421

Less:
Other segment items*	$758,312	$19,001	$777,313
Segment profit (loss)	115,179	(1,071)	114,108

Reconciliation of segment profit
Depreciation and amortization			(66,843)
Loss on sale and disposal of equipment and other			(587)
Severance costs			(493)
Interest expense			(42,349)
Equity in earnings of joint ventures			7,713
Non-cash change in fair value of interest rate swaps			(674)
Other income			10,834

Income before income taxes			$12,947

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE

At June 30, 2025 we had two principal secured credit facilities consisting of our Barclays Revolving Credit Facility (as defined below) and our Truist Revolving Credit Facility (as defined below). Each facility includes a term loan component and a revolving credit facility. At June 30, 2025, we were in compliance with all covenants under our credit facilities.

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

On June 11, 2025, we entered into Incremental Amendment No. 2 to the Barclays Credit Agreement (the “Second Amendment”), pursuant to which Barclays Bank Plc, as lender, provided an additional $100.0 million, net of a $1.0 million discount, of incremental term loan borrowings under our existing senior secured term loan facility, all other terms remained the same. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Barclays Credit Agreement. Pursuant to the Second Amendment, we are required to make quarterly principal payments of approximately $2.4 million, compared to $2.2 million prior to the amendment. The remaining outstanding principal will be due as a lump-sum payment on April 18, 2031, the maturity date of the incremental term loan.

Barclays Term Loan:

The Barclays Term Loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates (without giving effect to our 2019 Swaps) were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
Before April 18, 2024	SOFR plus 3.00% Alternative Base Rate plus 2.00%	8.33% (credit spread adjustment of 0.11%) 10.5%
After April 18, 2024 to November 26, 2024	SOFR plus 2.5% Prime Rate plus 1.5%	6.58% (credit spread adjustment of 0.00%) 8.8%
After November 26, 2024	SOFR plus 2.25% Prime Rate plus 1.25%	6.6% (credit spread adjustment of 0.00%) 8.8%

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility is deferred financing costs, net of accumulated amortization, of $1.6 million at June 30, 2025.

After we entered the first amendment on November 26, 2024, amounts borrowed under the Barclays Revolving Credit Facility bear interest at either SOFR plus 2.75% or the Prime Rate plus 1.8% (with step-downs based on attainment of certain first lien net leverage ratio benchmarks). As of June 30, 2025, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 9.25%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at June 30, 2025 and December 31, 2024. After reserves of $7.4 million for certain letters of credit, $274.6 million was available to draw upon as of June 30, 2025.

The Barclays Revolving Credit Facility terminates on April 18, 2029, unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Truist Credit Facility
On October 7, 2022, our subsidiary New Jersey Imaging Network, Inc. ("NJIN") entered into Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Truist Credit Agreement”), with Truist Bank and the lenders and financial institutions named therein, which provides for a $150.0 million term loan (the "Truist Term Loan") and a $50.0 million revolving credit facility (the “Truist Revolving Credit Facility”). The Truist Credit agreement is secured by the assets of NJIN.
Truist Term Loan:

The Truist Term Loan currently bears interest at SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At June 30, 2025 the applicable margin for SOFR was 1.5%.

We are required to make quarterly principal payments of $2.8 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist Revolving Credit Facility is a $50.0 million secured revolving credit facility. Associated with the Truist Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $0.3 million at June 30, 2025.

Amounts borrowed under the Truist Revolving Credit Facility bear interest at either SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.30% per annum accrues on the unused revolver commitments under the Truist Revolving Credit Facility.

We had no balance outstanding under our $50.0 million Truist Revolving Credit Facility at June 30, 2025 and December 31, 2024. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of June 30, 2025.

The Truist Revolving Credit Facility terminates on October 7, 2027, unless otherwise accelerated under the terms of the Truist Credit Agreement.

Equipment Notes Payable

We have issued certain notes payable in connection with the purchase of equipment previously leased under operating leases.

Debt Obligations
As of June 30, 2025 and December 31, 2024 our term loan debt and other obligations are as follows (in thousands):

	June 30, 2025	December 31, 2024
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$965,998	$870,625
Discount on Barclays Term Loans	(12,879)	(12,929)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	129,375	135,000
Discount on Truist Term Loan Agreement	(594)	(726)
Equipment notes payable at 3.6% to 7.2%, due through 2029, collateralized by medical equipment	20,835	24,296
Total debt obligations	1,102,735	1,016,266
Less: current portion	(25,484)	(24,692)
Long term portion of debt obligations	$1,077,251	$991,574
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
The following summarizes all of our option transactions for the six months ended June 30, 2025:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	840,917	$17.19
Granted	—	—
Exercised	(62,296)	8.90
Balance, June 30, 2025	778,621	17.86	5.14	$30,408
Exercisable at June 30, 2025	778,621	17.86	5.14	$30,408
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2025 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2025.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of June 30, 2025, there were 65,208 stock options outstanding under the DeepHealth Plan, all of which were exercisable. These options had a weighted average remaining contractual life of 4.3 years and an aggregate intrinsic value of approximately $3.7 million.
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA's and RSU's activities during the six months ended June 30, 2025:

	RSAs and RSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs and RSUs unvested at December 31, 2024	687,655		$35.31
Granted	911,965		$70.95
Vested	(649,726)		$52.07
Forfeited or Canceled	(12,138)		$49.85
RSAs and RSUs unvested at June 30, 2025	937,756	1.85	$58.16
We determine the fair value of all RSAs and RSUs based on the closing price of our common stock on the award date.

Performance based stock units ("PSUs")
In October 2024, we granted certain employees PSUs with a target award of 35,522 shares of our common stock. The PSUs will vest in five equal parts, on each anniversary of the grant date based on continuous service, with the number of shares earned (0% to 100% of the target award) depending on the level of achievement against a predefined performance condition, which must be evaluated by management no later than the seventh anniversary of the grant date. As of June 30, 2025, based on the performance to date, all 35,522 shares are expected to vest.
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
Shares available
Of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2025, there remain approximately 2,248,710 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS
Kolb Radiology P.C.,

On July 1, 2025, we acquired Kolb Radiology P.C., for purchase consideration of approximately $22.0 million. Kolb Radiology P.C., consists of five imaging centers located in New York. The purchase price is subject to increase by any earnout consideration, up to an additional $8.0 million.

iCAD, Inc

On July 17, 2025, we acquired iCAD, Inc ("iCAD"), a provider of AI-powered breast health solutions. As a result of the merger, iCAD became a wholly-owned subsidiary of RadNet. Each outstanding share of iCAD common stock was converted into 0.0677 shares of our common stock. In connection with the transaction, we issued approximately 1.8 million shares of our common stock.

In addition, we assumed certain outstanding iCAD stock options under its 2012 and 2016 Stock Incentive Plans. These options were converted into options to purchase RadNet common stock, with terms adjusted in accordance with the exchange ratio. No new awards will be granted under the iCAD plans, but they will remain in effect solely to govern the assumed awards.
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
Overview
We are a national provider of diagnostic imaging services in the United States. At June 30, 2025, we operated directly or indirectly through joint ventures with hospitals, 405 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Internationally, our subsidiary The HLH Imaging Group Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.
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
As part of our continued strategic expansion in Digital Health, we recently completed two acquisitions: iCAD, Inc., a provider of AI-powered breast health solutions, and See-Mode Technologies, a medical technology company focused on enhancing ultrasound-based diagnostics through artificial intelligence. We are currently in the process of integrating both businesses into our Digital Health segment.
Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our financial statements included in this report.
Recent Developments
The following table shows our imaging centers in operation and revenues for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Centers in operation	405	375
Net revenues (millions)	$970	$891

Our imaging services include MRI, CT, positron emission tomography ("PET"), nuclear medicine, mammography, ultrasound, diagnostic radiology ("X-ray"), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. The multi-modality offering provides a “one-stop” solution for our customers and referral sources. It also diversifies our revenue base, and reduces our exposure to changes in reimbursement rates for certain imaging modalities.
Our revenue is derived from a diverse mix of payors, including private payors and commercial insurance companies, managed care capitated payors, and government payors, such as Medicare and Medicaid. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three and six months ended June 30, 2025 and 2024 received from our various payors is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial insurance	$278,902	$256,517	$541,410	$497,145
Medicare	116,331	101,719	224,499	195,186
Medicaid	12,597	11,001	24,283	21,906
Workers' compensation/personal injury	10,642	10,997	21,114	22,837
Other payors	29,394	26,568	57,087	51,948
Management fee revenue	6688	6,106	12,967	12,014
Other revenue	13509	9,837	26,052	18,898
Revenue under capitation arrangements	30,167	36,969	62,217	71,487
Total service revenue	$498,230	$459,714	$969,629	$891,421

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
Acquisitions
During the six months ended June 30, 2025, we completed the acquisition of certain assets of entities which engage directly in the practice of radiology or in associated businesses for an aggregate consideration of $16.4 million. These acquisitions include:
HALO Centers LLC: 1 imaging center in California;
Hillcroft Medical Clinic: 1 imaging center in Sugar Land, Texas;
North County Radiology Oceanside LLC: 1 imaging center in California;
Faculty Physicians and Surgeons of LLUSM (Palm Imaging): 1 imaging center in California;
California MSK MSO, LLC (OSS Burbank): 1 imaging center in California; and
HALO Centers LLC (Indian Wells): 1 imaging center in California
See Note 4, Business Combinations and Related Activity, in the notes accompanying our financial statements in this report for additional information, including the fair value determination of the acquired assets and assumed liabilities, associated with these acquisitions.

Joint Venture Activity
At June 30, 2025, 38% of our imaging centers were operating as joint ventures with large health care providers. We manage the day-to-day operations for these joint ventures and perform most management services in exchange for a management fee. We charged management service fees from the centers underlying these joint ventures of approximately $6.5 million and $6.1 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $13.0 million and $12.0 million for the six months ended June 30, 2025 and 2024, respectively.
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
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended June 30, 2025.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended June 30, 2025.
Business Combination
We evaluate all acquisitions in accordance with the accounting guidance under ASC 805, Business Combinations. Once a purchase has been determined to be the acquisition of a business, we are required to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Any portion of the purchase consideration transferred in excess of the net of the acquisition date fair values of the assets acquired and the liabilities assumed, is allocated to goodwill. The allocation requires our management to make estimates of the value of various assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Goodwill and Indefinite Lived Intangibles
Goodwill at June 30, 2025 totaled $751.5 million. Indefinite Lived Intangible Assets at June 30, 2025 were $18.5 million and are associated with the value of certain trade name intangibles and in process research and development ("IPR&D"). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill for a reporting unit exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. Our annual impairment test of goodwill, IPR&D and trade name noted no impairment as of October 1, 2024, and we have not identified any other indicators of impairment through June 30, 2025.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.
Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Imaging Center Segment
We have developed our medical imaging centers segment through a combination of organic growth, acquisitions and joint venture formations. In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of April 1, 2024 through June 30, 2025. Excluded amounts relate to imaging centers that were acquired or divested between April 1, 2024 through June 30, 2025.

Total Revenue

In Thousands	Three Months Ended June 30,
Revenue	2025	2024	$ Increase	% Change
Total	$477,504	$443,886	$33,618	7.6%
Same Center	$457,794	$438,622	$19,172	4.4%
Excluded	$19,710	$5,264	—	—

Our 4.4% increase in same center revenue over the same period last year was driven by increases in fees charged per imaging procedure and same center total procedure volume growth of 2.2%, inclusive of rises in routine and advanced modality imaging procedures of 0.8% and 6.2%, respectively. The increase in revenue was largely attributable to product mix, as advanced imaging represented a greater portion of overall procedures. Within advanced imaging, MRI increased by 6.5%, CT by 5.6%, and PET/CT by 17.6% on a same-store basis. The Enhanced Breast Cancer Detection program, an AI-powered diagnostic solution, also contributed to revenue growth.

Including non-consolidated joint ventures where we are a minority owner, same center total procedure volume increased approximately 2.7%, inclusive of rises in routine and advanced modality imaging procedures of 1.4% and 6.6%, respectively. We provide this additional information to reflect trends across all centers we operate or manage, consistent with how management evaluates overall business performance.

Operating Expenses

Total operating expenses for the three months ended June 30, 2025 increased approximately $33.3 million, or 8.2%, to $439.5 million for the three months ended June 30, 2025 from $406.2 million for the three months ended June 30, 2024. The following table breaks down our cost of operations and total operating expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Salaries and professional reading fees, excluding stock-based compensation	$258,148	$243,354
Stock-based compensation	6,091	4,349
Building and equipment rental	32,006	29,896
Medical supplies	31,196	26,523
Lease abandonment charges	123	—
Other operating expenses *	76,883	69,327
Cost of operations	404,447	373,449

Depreciation and amortization	32,941	32,089
Loss on sale and disposal of equipment	1,812	398
Severance costs	309	225
Total operating expenses	$439,509	$406,161
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended June 30, 2025 and 2024 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended June 30,
Salaries and Professional Fees	2025	2024	$ Increase/(Decrease)	% Change
Total	$258,148	$243,354	$14,794	6.1%
Same Center	$250,135	$241,046	$9,089	3.8%
Excluded	$8,013	$2,308	—	—

In response to higher procedure volumes, we increased staffing levels across clinical, administrative, and technical functions to support the influx of patients. Compensation-related expenses were further impacted by increased 401K match contributions and more vacation and paid time off taken during the period. We also continued to experience wage inflation across the board, driven by a competitive labor market and the October 2024 increase in California’s minimum wage for healthcare workers. Additionally, higher workers’ compensation insurance premiums contributed to the overall rise in staffing costs. Overall, the increase in compensation expenses remained generally in line with our same center revenue growth.
Stock-based compensation

Stock-based compensation for the three months ended June 30, 2025 increased approximately $1.7 million, or 40.1%, to $6.1 million from $4.3 million for the three months ended June 30, 2024. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.

Building and equipment rental

In Thousands	Three Months Ended June 30,
Building & Equipment Rental	2025	2024	$ Increase/(Decrease)	% Change
Total	$32,006	$29,896	$2,110	7.1%
Same Center	$29,982	$28,811	$1,171	4.1%
Excluded	$2,024	$1,085	—	—

Building and equipment rental expense on a same-center basis increased slightly, primarily due to higher rent and common area maintenance charges.
Medical supplies

In Thousands	Three Months Ended June 30,
Medical Supplies Expense	2025	2024	$ Increase/(Decrease)	% Change
Total	$31,196	$26,523	$4,673	17.6%
Same Center	$29,289	$26,325	$2,964	11.3%
Excluded	$1,907	$198	—	—

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

Other operating expenses

In Thousands	Three Months Ended June 30,
Other Operating Expenses	2025	2024	$ Increase/(Decrease)	% Change
Total	$76,883	$69,327	$7,556	10.9%
Same Center	$73,007	$68,308	$4,699	6.9%
Excluded	$3,876	$1,019	—	—

Other operating expenses increased primarily due to a $5.4 million rise in outside services. This increase was driven by expanded contact center support related to acquisitions and growing patient demand, as well as higher legal and consulting costs associated with transaction activities and operational initiatives. The remaining increase was attributable to other operating expense categories. The investments reflect our continued focus on technology-driven enhancements aimed at supporting long-term operational efficiency across the organization.

Additional segment operating and non-operating expenses

In Thousands	Three Months Ended June 30,
	2025	2024	$ Increase/(Decrease)	% Change
Depreciation and amortization	$32,941	$32,089	$852	2.7%
Loss on disposal of equipment and other	$1,812	$398	$1,414	355.3%
Non-cash change in fair value of interest rate hedge	$1,956	$1,890	66	3.5%
Other income	($7,768)	($87)	(7,681)	8828.7%
Severance	$309	$225	84	37.3%
The increase in depreciation expense was the result of our higher depreciable asset base.
Other income for the three months ended June 30, 2025 included $7.8 million of money market interest income.
Other income for the three months ended June 30, 2024 included money market interest income of $8.7 million and other income of $0.2 million, substantially offset by debt extinguishment and restructuring charges of $8.8 million, which related to refinancing of our credit facilities with Barclays Bank Plc ("Barclays").

In Thousands	Three Months Ended June 30,
	2025	2024	$ Increase/(Decrease)	% Change
Interest income	(7,768)	(8,673)	$905	(10.4)%
Debt restructuring and extinguishment expenses	0	8,586	$(8,586)	(100.0)%
Total other income	$(7,768)	$(87)	$(7,681)	8828.7%

Interest expense

In Thousands	Three Months Ended June 30,
Interest expense	2025	2024	$ Increase/(Decrease)	% Change
Total interest expense	$17,189	$26,082	$(8,893)	(34.1)%
Interest related to derivatives*	(1,040)	4,837
Interest expense related to amortization**	743	793
Adjusted interest expense***	17,486	20,009	(2,523)	(12.6)%

*Includes payments from 2019 Swaps (as defined in the notes to our condensed consolidated financial statements) and Swaps amortization
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other

The decrease in interest expense was primarily due to the repricing transaction of our Barclays Revolving Credit Facility (as defined in the notes to our condensed consolidated financial statements) in the fourth quarter of 2024, which resulted in lower interest rates compared to the same period in the prior year. This benefit was partially offset by the $100.0 million of incremental term loan borrowings under our existing Barclays Revolving Credit Facility in the second quarter of 2025. See Note 6 Credit Facilities and Notes Payable included in the notes to our condensed consolidated financial statements.

During the three months ended June 30, 2025, interest rates were above the arranged rates in our 2019 Swaps for most of the year, and we received payment of $2.4 million in cash payments from our 2019 Swaps counterparties, which was reported as a component of interest expense. See the Derivative Instruments section of Note 2, Significant Accounting Policies, in the notes accompanying in our Annual Report and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Non-cash change in fair value of interest rate hedge

In 2020, we determined that the cash flows from the 2019 Swaps did not match the cash flows of our Barclays Term Loan (as defined in the notes to our condensed consolidated financial statements) and were therefore ineffective as cash flow hedges. Since that time, in accordance with accounting guidelines, all changes in fair value are being recognized in other income and expense.
The fair value of the 2019 Swaps at June 30, 2025 was a net asset of $3.1 million compared to a net asset of $5.0 million at March 31, 2025, resulting in a loss of $2.0 million during the three months ended June 30, 2025. This change in fair value was driven by market expectations of continued declines in interest rates over the remaining term of the 2019 Swaps.

Equity in earnings from unconsolidated joint ventures
For the three months ended June 30, 2025 and 2024, we recognized equity in earnings from unconsolidated joint ventures in the amount of $4.4 million and $3.4 million, respectively, an increase of $1.0 million or 28.5%, respectively. The decrease was mainly due to the increase in earnings from Santa Monica Imaging Group, LLC and Arizona Diagnostic Radiology Group compared to the three months ended June 30, 2024.
Net income attributable to noncontrolling interests
At June 30, 2025, our consolidated subsidiaries operated 353 imaging centers of which 103 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At June 30, 2024, our consolidated subsidiaries included 344 centers of which 95 were not wholly-owned.
For the three months ended June 30, 2025, we recognized net income attributable to noncontrolling interests of $8.6 million versus $9.9 million for the three months ended June 30, 2024. A decrease in earnings from Beach Imaging Group, LLC and The New Jersey Imaging Network, LLC was partially offset by increased earnings from Ventura County Imaging Group, LLC.
As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health segment, which generated losses of $7.1 million for the three months ended June 30, 2024, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
In the discussion below, same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2024 through June 30, 2025. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2024 through June 30, 2025.
Total Revenue

In Thousands	Six Months Ended June 30,
Revenue	2025	2024	$ Increase	% Change
Total	$929,682	$860,925	$68,757	8.0%
Same Center	$895,046	$851,339	$43,707	5.1%
Excluded	$34,636	$9,586	—	—
Our 5.1% increase in same center revenue over the same period last year was driven by increases in fees charged per imaging procedure and same center total procedure volume growth of 0.5% inclusive of rises in advanced modality imaging procedures of 4.53%, partially offset by a 0.9% decrease in routine modality imaging. The increase in revenue was largely attributable to product mix product mix, as advanced imaging was a greater portion of overall procedures. Within advanced imaging, MR increased by 4.5%, CT by 4.0%, and PET/CT by 13.3% on a same-store basis. The increase in revenue was largely attributable to product mix, as advanced imaging comprised a greater portion of overall procedures. The Enhanced Breast Cancer Detection (EBCD) program, an AI-powered diagnostic solution, also contributed to revenue growth.

Including non-consolidated joint ventures in which we hold a minority interest, same-center total procedure volume increased approximately 1.1%, reflecting a slight decline of 0.2% in routine imaging procedures and a 4.9% increase in advanced modality imaging procedures. We provide this information to present trends across all centers we operate or manage, consistent with how management evaluates overall business performance.

Operating Expenses

Total operating expenses for the six months ended June 30, 2025 increased approximately $100.8 million, or 12.5%, to $909.7 million for the six months ended June 30, 2025 from $808.8 million for the six months ended June 30, 2024. The following table breaks down our cost of operations and total operating expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Salaries and professional reading fees, excluding stock-based compensation	$528,839	$488,065
Stock-based compensation	31,319	15,418
Building and equipment rental	62,930	58,722
Medical supplies	60,922	48,478
Lease abandonment charges	5,511	—
Other operating expenses *	151,456	135,064
Cost of operations	840,977	745,747

Depreciation and amortization	65,480	62,063
Loss on sale and disposal of equipment	2,211	586
Severance costs	1,005	450
Total operating expenses	$909,673	$808,846
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Six Months Ended June 30,
Salaries and Professional Fees	2025	2024	$ Increase/(Decrease)	% Change
Total	$528,839	$488,065	$40,774	8.4%
Same Center	$513,978	$484,083	$29,895	6.2%
Excluded	$14,861	$3,982	—	—

In response to higher procedure volumes, we increased staffing levels across clinical, administrative, and technical functions to support the influx of patients. This included permanent headcount growth as well as a significant number of temporary hires to keep our centers operating smoothly during the first quarter of 2025. Compensation-related expenses were further impacted by increased 401K match contributions and more vacation and paid time off taken during the period. We also continued to experience wage inflation across the board, driven by a competitive labor market and the October 2024 increase in California’s minimum wage for healthcare workers. Additionally, higher workers’ compensation insurance premiums contributed to the overall rise in staffing costs.
Stock-based compensation

Stock-based compensation for the six months ended June 30, 2025 increased approximately $15.9 million, or 103.1%, to $31.3 million from $15.4 million for the six months ended June 30, 2024. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.
Building and equipment rental

In Thousands	Six Months Ended June 30,
Building & Equipment Rental	2025	2024	$ Increase/(Decrease)	% Change
Total	$62,930	$58,722	$4,208	7.2%
Same Center	$59,287	$56,582	$2,705	4.8%
Excluded	$3,643	$2,140	—	—

Building and equipment rental expense on a same-center basis increased slightly, primarily due to higher rent and common area maintenance charges.
Medical supplies

In Thousands	Six Months Ended June 30,
Medical Supplies Expense	2025	2024	$ Increase/(Decrease)	% Change
Total	$60,922	$48,478	$12,444	25.7%
Same Center	$57,730	$48,211	$9,519	19.7%
Excluded	$3,192	$267	—	—

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

Lease abandonment charges
We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers. During the six months ended June 30, 2025, we closed several imaging centers with lower utilization and recognized lease abandonment charges of approximately $5.5 million in our Imaging Center segment. Of these amounts, $4.8 million were related to right-of-use assets impairment and $0.7 million were related to the write-off of leasehold improvements for the six months ended June 30, 2025.

Other operating expenses

In Thousands	Six Months Ended June 30,
Other Operating Expenses	2025	2024	$ Increase/(Decrease)	% Change
Total	$151,456	$135,064	$16,392	12.1%
Same Center	$144,169	$133,157	$11,012	8.3%
Excluded Sites	$7,287	$1,907	—	—

Other operating expenses increased primarily due to a $9.8 million rise in outside services. This increase was driven by expanded contact center support related to acquisitions and growing patient demand, as well as higher legal and consulting costs associated with transaction activities and operational initiatives. The remaining increase was attributable to other operating expense categories. The investments reflect our continued focus on technology-driven enhancements aimed at supporting long-term operational efficiency across the organization.
Additional segment operating and non-operating expenses:

In Thousands	Six Months Ended June 30,
	2025	2024	$ Increase/(Decrease)	% Change
Depreciation and amortization	$65,480	$62,063	$3,417	5.5%
Loss on disposal of equipment and other	$2,211	$586	$1,625	277.3%
Non-cash change in fair value of interest rate hedge	$4,062	$674	$3,388	502.7%
Other income	$(15,484)	$(4,520)	$(10,964)	242.6%
Severance	$1,005	$450	$555	123.3%

The increase in depreciation expense was the result of our higher depreciable asset base.
The fair value of the 2019 Swaps at June 30, 2025 was a net asset of $3.1 million compared to a net asset of $7.1 million at December 31, 2024, resulting in a loss of $4.1 million during the six months ended June 30, 2025. This change in fair value was driven by market expectations of continued declines in interest rates over the remaining term of the 2019 Swaps.
Other income for the six months ended June 30, 2025, included money market interest income of $15.5 million. Other income for the six months ended June 30, 2024 included money market interest income of $13.1 million, partially offset by debt extinguishment and restructuring charges of $8.8 million, which related to refinancing of our credit facilities with Barclays. See Note 6 Credit Facilities and Notes Payable included in the notes to our condensed consolidated financial statements.

In Thousands	Six Months Ended June 30,
	2025	2024	$ Increase/(Decrease)	% Change
Interest income	(15,484)	(13,101)	$(2,383)	18.2%
Debt restructuring and extinguishment expenses	0	8,581	$(8,581)	(100.0)%
Total other income	$(15,484)	$(4,520)	$(10,964)	242.6%
Interest income for the six months ended June 30, 2025 increased approximately $2.4 million, or 18.2%, to $15.5 million from $13.1 million for the six months ended June 30, 2025. The increase is primarily due to higher average cash balance in our money market account for the six months ended June 30, 2025

Interest expense

In Thousands	Six Months Ended June 30,
Interest Expense	2025	2024	$ Increase/(Decrease)	% Change
Total Interest Expense	$34,428	$42,349	$(7,921)	(18.7)%
Interest expense related to derivatives*	(2,058)	2,844
Interest expense related to amortization**	1,471	1,541
Adjusted Interest Expense***	35,015	37,964	(2,949)	(7.8)%

*Includes payments from 2019 Swaps and Swaps amortization
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other

The increase in interest expense was due to the general increase in term loan debt as a result of refinancing of our Barclays Revolving Credit Facility, partially offset by lower interest rates compared to the same period in the prior year.

During the six months ended June 30, 2025, interest rates were above the arranged rates in our 2019 Swaps for most of the year and we received payment of $4.8 million in cash payments from our 2019 swap counterparties, which was reported as a component of interest expense. See the Derivative Instruments section of Note 2, Significant Accounting Policies, in the notes accompanying in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2025 we recognized equity in earnings from unconsolidated joint ventures in the amount of $7.0 million compared to $7.7 million for the prior period, an decrease of $0.8 million or 9.8%. The decrease was mainly due to the decrease in earnings from Santa Monica Imaging Group, LLC and St. Joseph Medical Center, LLC compared to the six months ended June 30, 2024.
Net income attributable to noncontrolling interests
At June 30, 2025, our consolidated subsidiaries operated 353 imaging centers of which 103 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At June 30, 2024, our consolidated subsidiaries included 344 centers of which 95 were not wholly-owned.

For the six months ended June 30, 2025, we recognized net income attributable to noncontrolling interests of $16.8 million versus $18.1 million for the six months ended June 30, 2024, an decrease of $1.2 million. A decrease in earnings from Beach Imaging Group, LLC and The New Jersey Imaging Network, LLC was partially offset by increased earnings from Ventura County Imaging Group, LLC and Advanced Radiology at Capital Region, LLC.

As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health segment which generated losses of $13.2 million for the six months ended June 30, 2025, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

Digital Health Segment

The breakdown of revenue and expenses of the Digital Health segment for the three and six months ended June 30, 2025 and 2024 are as follows:

In Thousands	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Statement of Operations
Revenue	$20,726	$15,828	$4,898	30.9%	$39,947	$30,488	$9,459	31.0%
Salaries and Wages	9,819	6,253	3,566	57.0%	18,513	11,512	7,001	60.8%
Stock Compensation	2,649	399	2,250	563.9%	5,916	1,227	4,689	382.2%
Other operating	7,506	6,306	1,200	19.0%	14,321	12,187	2,134	17.5%
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	4,787	3,317	1,470	—	8,349	6,632	1,717	—
Depreciation & Amort.	3,052	2,386	666	27.9%	5,996	4,780	1,216	25.4%
(Gain) loss on sale and disposal of equipment and other	(88)	3	(91)	(3033.3)%	(85)	1	(86)	(8600.0)%
Severance	117	43	74	172.1%	168	43	125	290.7%
Total operating expenses	$27,842	$18,707	$9,135	48.8%	$53,178	$36,382	$16,796	46.2%
Loss from Operations	$(7,116)	$(2,879)	$(4,237)	147.2%	$(13,231)	$(5,894)	$(7,337)	124.5%
Other expense	4	949	(945)	(99.6)%	8	2,448	(2,440)	(99.7)%
Loss before taxes	(7,120)	(3,828)	(3,292)	86.0%	(13,239)	(8,342)	(4,897)	58.7%
Income taxes	$(2,249)	$518	$(2,767)	(534.2)%	$(2,981)	$(310)	$(2,671)	861.6%
Segment net loss	(4,871)	(4,346)	(525)	12.1%	(10,258)	(8,032)	(2,226)	27.7%

Revenues for the Digital Health segment increased compared to the prior year period, primarily due to growth in our AI and informatics product lines. For the six months ended June 30, 2025, AI-related revenue increased by approximately 27%, driven by continued growth across key clinical AI products, including a 27% increase in Lung, 19% in Prostate/Neuro, and 22% in Breast. The increase in Breast was partially driven by the ongoing commercialization of our Enhanced Breast Cancer Detection (EBCD) program. Informatics revenue increased by approximately 33%, primarily due to increased volume on our eRad PICS platform.

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

In June 2025, we closed the acquisition of See-Mode Technologies, an AI company focused on ultrasound imaging solutions. Subsequent to June 30, 2025 quarter-end, on July 17, 2025, we also closed the acquisition of iCAD, Inc., a provider of AI solutions for breast cancer detection. We are currently in the process of integrating both companies into our Digital Health segment.
Non-GAAP Financial Measures

We use both U.S. generally accepted accounting principles ("GAAP") and non-GAAP metrics to measure our financial results. We believe that, in addition to GAAP metrics, non-GAAP metrics such as Adjusted EBITDA assist us in measuring our core operations from period to period.
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
The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to RadNet, Inc. common stockholders	$14,454	$(2,982)	$(23,472)	$(5,761)
Income taxes	820	2,456	(2,578)	592
Interest expense	17,189	26,082	34,428	42,349
Severance costs	426	268	1,173	493
Depreciation and amortization	35,993	34,475	71,476	66,843
Non-cash employee stock-based compensation	8,741	4,749	37,235	16,646
Loss on sale and disposal of equipment and other	1,724	401	2,126	587
Non-cash change in fair value of interest rate hedge	1,956	1,890	4,062	674
Other income	(7,764)	(7,900)	(15,476)	(10,834)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	4,787	3,317	8,349	6,632
Lease abandonment charges	123	—	5,511	—
Non-cash change to contingent consideration	—	—	—	1,974
Non-operational rent expenses	496	809	1,838	1,832
Acquisition transaction costs	2,301	—	2,973	—
Adjusted EBITDA - Total Company	$81,246	$72,327	$127,645	$130,789

NOTE
Adjusted EBITDA - Imaging Center	$77,843	$69,058	$120,531	$124,000
Adjusted EBITDA - Digital Health Segment	$3,403	$3,269	$7,114	$6,789

The following table is a reconciliation of GAAP net income for our Digital Health segment to Adjusted EBITDA for the three months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment net loss	$(4,871)	$(4,346)	$(10,258)	$(8,032)
Stock Compensation	2,650	399	5,916	1,227
Depreciation & Amortization	3,053	2,386	5,997	4,780
Other operating (income) loss	(88)	3	(85)	1
Other expense	4	949	8	2,448
Severance	117	43	168	43
Income taxes	(2,249)	518	(2,981)	(310)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	4,787	3,317	8,349	6,632
Adjusted EBITDA - Digital Health Segment	$3,403	$3,269	$7,114	$6,789

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

The following table summarizes key balance sheet data related to our liquidity as of June 30, 2025 and December 31, 2024 and income statement data for the six months ended June 30, 2025 and 2024 (in thousands):

Balance Sheet Data:	June 30, 2025	December 31, 2024
Cash and cash equivalents	$833,152	$740,020
Accounts receivable	199,991	185,821
Working capital (exclusive of current operating lease liabilities)	607,706	596,158
Stockholders' equity	1,179,261	1,133,410

Income statement data for the six months ended June 30,	2025	2024
Total net revenue	$969,629	$891,421
Net loss attributable to RadNet common stockholders	(23,472)	(5,761)

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the six months ended June 30, 2025 and 2024 (in thousands):

Cash Flow Data	June 30, 2025	June 30, 2024
Cash provided by (used in) operating activities	$161,829	$133,090
Cash provided by (used in) investing activities	(154,201)	(138,278)
Cash provided by (used in) financing activities	84,918	404,404

Cash provided by operating activities for the six months ended June 30, 2025 increased by $28.7 million compared to June 30, 2024 primarily driven by a $16.0 million change in assets and liabilities, primarily due to the timing of payments for accounts payable and accrued expenses.

Cash used in investing activities for the three months ended June 30, 2025 increased $15.9 million compared to the six months ended June 30, 2024. The increase was primarily due to a $19.1 million increase in equity contributions to and purchases of interests in joint ventures, partially offset by a $2.3 million reduction in capital expenditures for property and equipment.

Cash provided financing activities for the six months ended June 30, 2025 decreased $319.5 million compared to the three months ended March 31, 2024. Financing activity in 2024 included a public equity offering that generated $218.4 million in net proceeds and a refinancing of the Barclays Revolving Credit Facility that resulted in an additional $167.9 million of cash. In 2025, financing activity primarily consisted of a $100.0 million incremental term loan under the Barclays Credit Agreement.

Secured Credit Facilities
We maintain secured credit facilities with Barclays and with Truist Bank.
On June 11, 2025, we entered into Incremental Amendment No. 2 to the Barclays Credit Agreement, pursuant to which Barclays, as lender, provided an additional $100.0 million of incremental term loan borrowings under our existing senior secured term loan facility, all other terms remained the same. $1.0 million recognized as discount and deferred finance cost. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Barclays Credit Agreement. Pursuant to the Second Amendment, we are required to make quarterly principal payments of approximately $2.4 million, compared to $2.2 million prior to the amendment.
On November 26, 2024, we entered into Amendment No. 1 to the Barclays Credit Agreement (the “First Amendment”) with the Barclays Bank Plc and the lenders and financial institutions named therein. Pursuant to the First Amendment, the interest rates on the term loans and revolving credit facility provided under the Restated Credit Agreement have been reduced by 0.25%.
On April 18, 2024, we refinanced our Barclays Revolving Credit Facility, replacing the prior facility with an $875.0 million term loan and a $282.0 million revolving credit facility. The refinance transaction reduced our interest rates on the Barclays Term Loan and revolving credit facility and extended the maturity date for the term loan to April 18, 2031 and for the revolving credit facility to April 18, 2029. The new term loan calls for quarterly principal payments of $2.2 million, compared to $1.8 million under the prior credit facility.
Our condensed consolidated balance sheets at June 30, 2025 include $1,095.4 million of total term loan debt (exclusive of unamortized discounts of $13.5 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loan	$965,998	$(12,879)	$953,119
Truist Term Loan	129,375	(594)	128,781
Total Term Loans	$1,095,373	$(13,473)	$1,081,900

At June 30, 2025, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $7.4 million, we had $274.6 million available for borrowing under our Barclays Revolving Credit Facility and $50.0 million available under our Truist revolving credit facility.

Please see Note 6, Credit Facilities and Notes Payable in the notes accompanying our financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk:
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Pound Sterling, Euro, Canadian Dollar, Hungarian Forint and Indian Rupee. We provide radiological services in the United Kingdom, conduct AI operations in the Netherlands, and maintain research and development centers in Canada, Hungary and India. We do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2025, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.4 million in operating expenses.
Interest Rate Sensitivity:
Our debt instruments, including borrowings under our Barclays Revolving Credit Facility and our Truist Revolving Credit Facility, bear interest at variable rates. Accordingly, our interest expense and our earnings are affected by changes in short term interest rates.
To mitigate our future floating rate interest expense exposure, we entered into the 2019 Swaps with a locked-in interest rate for one-month Term SOFR of 1.98% for $400 million of notional value. We are liable for premium payments to the 2019 swap counterparties if interest rates are below the arranged rate and receive payments from the counterparties if interest rates exceed the arranged rate. Payments under the 2019 Swaps are settled in cash on a monthly basis. The 2019 Swaps for the $400 million notional amount will expire in October 2025.
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the Barclays Term Loan. At June 30, 2025, we had $966.0 million outstanding subject to an SOFR election on the Barclays Term Loan. At June 30, 2025, our effective SOFR interest rate plus applicable margin was 6.58%. The 2019 Swaps secure a $1.98% SOFR rate for a $400 million notional amount. After giving effect to our 2019 Swaps, we had $566.0 million outstanding under the Barclays Term Loan that is unprotected by the 2019 Swaps at June 30, 2025. Consequently, a hypothetical 1% increase in the SOFR rates under the Barclay's credit facility would result in an increase of $5.7 million in annual interest expense and a corresponding decrease in income before taxes. The 2019 Swaps will mature in October 2025.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist Revolving Credit Facility. At June 30, 2025, we had $129.4 million outstanding subject to an adjusted SOFR election on the Truist Term Loan (as defined in the notes to our condensed consolidated financial statements). At June 30, 2025, our effective SOFR rate plus applicable margin was 5.90%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist Revolving Credit Facility would result in an increase of approximately $1.3 million in annual interest expense and a corresponding decrease in income before taxes.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2025. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 15, 2025, by and among RadNet, Inc., Trio Merger Sub, Inc. and iCAD, Inc. (incorporated by reference to Exhibit 2.1 filed with the Registration Statement on Form S-4 on May 6, 2025).

10.1
Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 11, 2025, by and among Radnet Management, Inc., a California corporation, RadNet, Inc., a Delaware corporation, certain subsidiaries and affiliates of Radnet Management, Inc., as Guarantors, the Lenders and other financial institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 filed with Form 8-K on June 12, 2025).

10.2	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 filed with the Registration Statement on Form S-4 on May 6, 2025).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

RADNET, INC.
(Registrant)

Date: August 11, 2025	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)