Form 10-Q
period 2025-09-30
RadNet, Inc.
filed 2025-11-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on November 7, 2025 was 77,146,342 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$804,716	$740,020
Accounts receivable	210,548	185,821
Due from affiliates	12,362	41,869
Prepaid expenses and other current assets	50,151	51,542
Total current assets	1,077,777	1,019,252
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	780,502	694,791
Operating lease right-of-use assets	675,330	639,740
Total property, equipment and right-of-use assets	1,455,832	1,334,531
OTHER ASSETS
Goodwill	827,532	710,663
Other intangible assets	124,912	81,351
Deferred financing costs	1,829	2,265
Investment in joint ventures	129,127	104,057
Deferred tax assets, net	5,261	—
Deposits and other	43,009	34,571
Total assets	$3,665,279	$3,286,690
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$419,207	$351,464
Due to affiliates	61,748	43,650
Deferred revenue	8,170	3,288
Current operating lease liability	60,335	56,618
Current portion of notes payable	25,454	24,692
Total current liabilities	574,914	479,712
LONG-TERM LIABILITIES
Long-term operating lease liability	690,935	655,979
Notes payable, net of current portion	1,070,886	991,574
Deferred tax liability, net	—	22,230
Other non-current liabilities	14,585	3,785
Total liabilities	2,351,320	2,153,280
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 77,032,154 and 74,036,993 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	8	7
Additional paid-in-capital	1,147,402	988,147
Accumulated other comprehensive income (loss)	5,970	(9,061)
Accumulated deficit	(94,840)	(76,785)
Total RadNet, Inc.'s Stockholders' equity:	1,058,540	902,308
Noncontrolling interests	255,419	231,102
Total equity	1,313,959	1,133,410
Total liabilities and equity	$3,665,279	$3,286,690

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Service fee revenue	$491,426	$427,579	$1,398,838	$1,247,513
Revenue under capitation arrangements	31,443	33,563	93,660	105,050
Total service revenue	522,869	461,142	1,492,498	1,352,563

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	450,379	391,800	1,332,944	1,169,113
Lease abandonment charges	2,819	—	8,330	—
Depreciation and amortization	39,799	34,979	111,275	101,822
Loss on sale and disposal of equipment and other	1,042	148	3,168	735
Severance costs	1,441	304	2,614	797
Total operating expenses	495,480	427,231	1,458,331	1,272,467
INCOME FROM OPERATIONS	27,389	33,911	34,167	80,096

OTHER INCOME AND EXPENSES
Interest expense	17,355	19,427	51,783	61,776
Equity in earnings of joint ventures	(3,567)	(3,595)	(10,522)	(11,308)
Non-cash change in fair value of interest rate swap	2,371	6,755	6,433	7,429
Debt restructuring and extinguishment expenses	—	147	—	8,909
Other income	(9,044)	(5,414)	(24,520)	(16,248)
Total other expenses	7,115	17,320	23,174	50,558
INCOME BEFORE INCOME TAXES	20,274	16,591	10,993	29,538
Provision for income taxes	(6,385)	(4,335)	(3,807)	(4,927)
NET INCOME	13,889	12,256	7,186	24,611
Net income attributable to noncontrolling interest	8,472	9,047	25,241	27,163
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,417	$3,209	$(18,055)	$(2,552)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.07	$0.04	$(0.24)	$(0.04)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.07	$0.04	$(0.24)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	75,950,350	73,494,709	74,703,658	72,587,321
Diluted	77,388,477	75,165,435	74,703,658	72,587,321

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$13,889	$12,256	$7,186	$24,611
Foreign currency translation adjustments	(874)	5,228	12,758	2,399
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	217	986	2,273	8,242
COMPREHENSIVE INCOME	13,232	18,470	22,217	35,252
Less comprehensive income attributable to noncontrolling interests	8,472	9,047	25,241	27,163
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$4,760	$9,423	$(3,024)	$8,089
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended September 30, 2025 and September 30, 2024.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
BALANCE - JUNE 30, 2025	75,067,102	$8	$1,025,936	$6,627	$(100,257)	$932,314	$246,947	$1,179,261

Issuance of common stock upon exercise of options	49,080	—	1,704	—	—	1,704	—	1,704
Issuance of common stock under the equity compensation plan	68,599	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,191	—	—	9,191	—	9,191
Forfeiture of restricted stock and share cancellation	(779)	—	(150)	—	—	(150)	—	(150)
Issuance of common stock in connection with acquisitions	1,848,152	—	110,721	—	—	110,721	—	110,721
Change in cumulative foreign currency translation adjustment	—	—	—	(874)	—	(874)	—	(874)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	217	—	217	—	217
Net income	—	—	—	—	5,417	5,417	8,472	13,889
BALANCE - SEPTEMBER 30, 2025	77,032,154	$8	$1,147,402	$5,970	$(94,840)	$1,058,540	$255,419	$1,313,959

BALANCE - JUNE 30, 2024	73,968,042	$7	$974,355	$(8,057)	$(85,339)	$880,966	$211,874	$1,092,840

Issuance of common stock under the equity compensation plan	9,075	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,727	—	—	4,727	—	4,727
Forfeiture of restricted stock and share cancellation	(833)	—	(4)	—	—	(4)	—	(4)
Contribution from noncontrolling partner	—	—	201	—	—	201	—	201
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	—	—	—	—	3,400	3,400
Change in cumulative foreign currency translation adjustment	—	—	—	5,228	—	5,228	—	5,228
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	986	—	986	—	986
Net income	—	—	—	—	3,209	3,209	9,047	12,256
BALANCE - SEPTEMBER 30, 2024	73,976,284	$7	$979,279	$(1,843)	$(82,130)	$895,313	$224,321	$1,119,634

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the nine months ended September 30, 2025 and September 30, 2024.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
BALANCE - DECEMBER 31, 2024	74,036,993	$7	$988,147	$(9,061)	$(76,785)	$902,308	$231,102	$1,133,410

Issuance of common stock upon exercise of options	111,376	1	2,258	—	—	2,259	—	2,259
Issuance of common stock under the equity compensation plan	1,039,311	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	3,438	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	46,466	—	—	46,466	—	46,466
Issuance of common stock in connection with acquisitions	1,848,152	—	110,721	—	—	110,721	—	110,721
Forfeiture of restricted stock and share cancellation	(7,116)	—	(190)	—	—	(190)	—	(190)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,313)	(3,313)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,389	2,389
Change in cumulative foreign currency translation adjustment	—	—	—	12,758	—	12,758	—	12,758
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	2,273	—	2,273	—	2,273
Net (loss) income	—	—	—	—	(18,055)	(18,055)	25,241	7,186
BALANCE - SEPTEMBER 30, 2025	77,032,154	$8	$1,147,402	$5,970	$(94,840)	$1,058,540	$255,419	$1,313,959

BALANCE - DECEMBER 31, 2023	67,956,318	$7	$722,750	$(12,484)	$(79,578)	$630,695	$182,664	$813,359

Issuance of common stock upon exercise of options	60,605	—	367	—	—	367	—	367
Issuance of common stock under the equity compensation plan	666,962	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	9,377	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	21,406	—	—	21,406	—	21,406
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	—	—	—	—	16,917	16,917
Issuance of common stock	5,232,500	—	218,385	—	—	218,385	—	218,385
Issuance of common stock in connection with acquisitions	95,019	—	4,607	—	—	4,607	—	4,607
Forfeiture of restricted stock and share cancellation	(44,497)	—	(38)	—	—	(38)	—	(38)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,423)	(2,423)
Contributions from noncontrolling interests	—	—	11,802	—	—	11,802	—	11,802
Change in cumulative foreign currency translation adjustment	—	—	—	2,399	—	2,399	—	2,399
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	8,242	—	8,242	—	8,242
Net (loss) income	—	—	—	—	(2,552)	(2,552)	27,163	24,611
BALANCE - SEPTEMBER 30, 2024	73,976,284	$7	$979,279	$(1,843)	$(82,130)	$895,313	$224,321	$1,119,634
    The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,186	$24,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,275	101,822
Noncash operating lease expense	44,605	45,516
Equity in earnings of joint ventures, net of dividends	(4,590)	(10,308)
Amortization of deferred financing costs and loan discount	2,242	2,336
Loss on sale and disposal of equipment	3,168	735
Loss on extinguishment of debt	—	2,080
Lease abandonment charges	8,330	—
Amortization of cash flow hedge	2,273	8,242
Non-cash change in fair value of interest rate swap	6,433	7,429
Stock-based compensation	46,276	21,368
Loss on impairment	—	1,200
Change in fair value of contingent consideration	—	1,974
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(20,476)	(35,369)
Other current assets	2,093	4,738
Other assets	(2,764)	(7,388)
Deferred taxes	2	4,834
Operating leases	(48,760)	(40,497)
Deferred revenue	3,934	(255)
Accounts payable, accrued expenses and other	53,429	57,426
Net cash provided by operating activities	214,656	190,494
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions, net of cash acquired	(66,464)	(37,748)
Purchase of property and equipment and other	(162,221)	(145,164)
Proceeds from sale of equipment	75	151
Equity contributions in existing and purchase of interest in joint ventures	(4,147)	(1,496)
Collection of notes receivable	2,832	—
Net cash used in investing activities	(229,925)	(184,257)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(5,229)	(4,296)
Payments on Term Loan Debt	(15,504)	(688,375)
Proceeds from issuance of new debt, net of issuing costs	99,001	863,815
Purchase of noncontrolling interests by third party	2,389	7,569
Payments on contingent consideration and holdbacks	—	(3,614)
Distributions paid to noncontrolling interests	(3,313)	(2,423)
Proceeds from sale of economic interests in majority owned subsidiary, net of taxes	—	8,641
Proceeds from issuance of common stock	—	218,385
Proceeds from issuance of common stock upon exercise of options	2,258	367
Net cash provided by financing activities	79,602	400,069
EFFECT OF EXCHANGE RATE CHANGES ON CASH	363	40
NET INCREASE IN CASH AND CASH EQUIVALENTS	64,696	406,346
CASH AND CASH EQUIVALENTS, beginning of period	740,020	342,570
CASH AND CASH EQUIVALENTS, end of period	$804,716	$748,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$53,679	$57,227
Cash paid during the period for income taxes	$3,480	$2,202
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $81.8 million and $43.2 million during the nine months ended September 30, 2025 and 2024, respectively, which were not paid for as of September 30, 2025 and 2024, respectively. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
During the nine months ended September 30, 2025, we acquired certain assets from entities engaged in the practice of radiology or related businesses. These acquisitions included holdbacks, contingent liabilities and other liabilities totaling $21.0 million that we had not paid for as of September 30, 2025. The accrued amounts are reflected in our condensed consolidated balance sheets under accrued expenses and other non-current liabilities.
During the nine months ended September 30, 2025, we made a deemed contribution to a joint venture of approximately $16.3 million, which resulted in a corresponding decrease in due from affiliates.
On July 17, 2025, we issued 1,848,152 of common stock to complete our purchase of iCAD, Inc. The shares were ascribed a value of $105.8 million.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At September 30, 2025, we operated directly or indirectly through joint ventures with hospitals, 407 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

The Consolidated Medical Group on a combined basis recognized $67.8 million and $55.3 million of revenue, net of management services fees to RadNet, for the three months ended September 30, 2025 and 2024, respectively and $67.8 million and $55.3 million of operating expenses for the three months ended September 30, 2025 and 2024, respectively. RadNet recognized $236.7 million and $207.4 million of total billed net service fee revenue for the three months ended September 30, 2025, and 2024, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

The Consolidated Medical Group on a combined basis recognized $191.6 million and $162.5 million of revenue, net of management services fees to RadNet, for the nine months ended September 30, 2025 and 2024, respectively and $191.6 million and $162.5 million of operating expenses for the nine months ended September 30, 2025 and 2024, respectively. RadNet recognized $687.1 million and $673.3 million of total billed net service fee revenue for the nine months ended September 30, 2025, and 2024, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

In our condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, we have included approximately $131.9 million and $103.0 million, respectively, of accounts receivable and approximately $32.0 million and $22.7 million of accounts payable and accrued liabilities related to the Consolidated Medical Group, respectively. The cash flows of the Consolidated Medical Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2025 and 2024 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2024.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the significant accounting policies we use and have explained in our annual report on Form 10-K for the fiscal year ended December 31, 2024. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2024.
REVENUE - Our revenue generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenue are recorded during the period when our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the fees for the services provided are dependent upon the terms provided by Medicare and Medicaid, or negotiated with managed care health plans and commercial insurance companies. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.
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
Our service fee revenue is based upon the estimated amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements. Revenue related to uninsured patients and copayment and deductible amounts for patients who have health care coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenue at the estimated amounts we expect to collect.
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

Our total revenues for the three and nine months ended September 30, 2025 and 2024 are presented in the table below. Our patient service revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type, along with revenue generated from our management services and other sources such as software and AI.

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial insurance	$287,769	$255,376	$829,295	$752,515
Medicare	123,254	102,853	347,641	298,001
Medicaid	13,470	10,894	37,735	32,804
Workers' compensation/personal injury	11,347	10,233	32,460	33,088
Other payors	29,962	25,366	87,064	77,336
Management fee revenue	7,044	6,241	20,011	18,255
Other revenue	18,580	16,616	44,632	35,514
Revenue under capitation arrangements	31,443	33,563	93,660	105,050
Total service revenue	$522,869	$461,142	$1,492,498	$1,352,563
EQUITY BASED COMPENSATION – We have one long-term incentive plan, which has been amended and restated on April 20, 2015, March 9, 2017, April 15, 2021, April 27, 2023, and most recently following approval by our stockholders at our annual stockholders meeting on June 7, 2023 (the “Restated Plan”). We have reserved 20,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, binomial lattice valuation or similar, valuation model. Those models require that our management make certain estimates concerning risk-free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.
In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan.
In connection with our acquisition of iCAD, Inc. on July 17, 2025, we assumed the iCAD, Inc. 2016 Stock Incentive Plan, as amended, and the iCAD, Inc. 2012 Stock Incentive Plan, as amended by Amendment No. 1 (collectively, the “iCAD Plans”), including outstanding option awards that became exercisable for shares of our common stock. No additional awards will be granted under the iCAD Plans.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on notes receivables are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long-term portion. Amounts remaining to be collected on these agreements were $4.1 million and $4.2 million at September 30, 2025 and December 31, 2024, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $1.8 million and $2.3 million as of September 30, 2025 and December 31, 2024, respectively. See Note 6, Credit Facilities and Notes Payable for more information.
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
Acquisition-related costs are expensed as incurred and are included in Cost of operations, excluding depreciation and amortization, in the condensed consolidated statements of operations. For the three and nine ended September 30, 2025, such costs totaled approximately $2.1 million and $5.1 million, respectively. For the three and nine ended September 30, 2024, such costs totaled approximately $0.4 million.
GOODWILL - Goodwill at September 30, 2025 totaled $827.5 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2024 noting no impairment, and we have not identified any indicators of impairment through September 30, 2025.
Activity in goodwill for the nine months ended September 30, 2025 is provided below (in thousands):

	Imaging Center segment	Digital Health segment	Total
Balance as of December 31, 2024	628,537	$82,126	$710,663
Goodwill from acquisitions	61,306	47,084	108,391
Measurement period and other adjustments	—	87	87
Currency translation	1,741	6,650	8,391
Balance as of September 30, 2025	$691,584	$135,948	$827,532
The amount of goodwill that is expected to be deductible for tax purposes as of September 30, 2025 is $137.6 million.
INTANGIBLE ASSETS - Intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names. The components of intangible assets, both finite and indefinite lived, along with annual amortization expense that will be recorded over the next five years at September 30, 2025 and December 31, 2024 are as follows (in thousands):
As of September 30, 2025:

	2025*	2026	2027	2028	2029	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$572	$2,287	$2,287	$2,287	$2,287	$4,384	$14,104	6.2
Covenant not to compete and other contracts	258	787	493	403	234	45	2,220	3.2
Customer lists	757	2,960	2,782	2,740	2,740	30,648	42,627	15.4
Patent and trademarks	278	763	391	326	67	127	1,952	3.2
Developed technology	2,438	9,714	9,180	9,180	3,952	8,982	43,446	5.2
Trade names amortized	35	138	138	103	19	8	441	3.3
Others	109	438	438	438	219	—	1,642	3.8
Trade names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	9,980	9,980
Total annual amortization	$4,447	$17,087	$15,709	$15,477	$9,518	$62,674	$124,912
*Excluding the nine months ended September 30, 2025

As of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$2,287	$2,287	$2,287	$2,287	$2,291	$4,384	$15,823	6.9
Covenant not to compete and other contracts	947	660	365	275	106	—	2,353	3.2
Customer lists	1,084	962	786	750	750	9,628	13,960	17.2
Patent and trademarks	293	293	293	293	51	121	1,344	5.0
Developed technology	7,329	7,289	6,755	6,755	1,848	4,610	34,586	5.4
Trade names amortized	77	77	77	63	19	8	321	4.3
Trade names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	4,464	4,464
Total annual amortization	$12,017	$11,568	$10,563	$10,423	$5,065	$31,715	$81,351
Total intangible asset amortization expense was $4.5 million and $10.8 million for the three and nine months ended September 30, 2025, respectively. Total amortization expense was $3.1 million and $9.4 million for the three and nine months ended September 30, 2024, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management services agreements are amortized over 25 years using the straight-line method. Developed technology is capitalized and amortized over the useful life of the software when placed into service. Trade names and IPR&D are reviewed annually for impairment, or when indicators of impairment are presented.
INCOME TAXES - Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets, we consider estimates of future taxable income in determining whether our net deferred tax assets are more likely than not to be realized.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which enacts significant changes to the U.S. Tax and related laws. Some of the provisions of the new tax law that affect corporations include, but are not limited to, reinstatement of immediate expensing of domestic specified research or experimental expenditures, restoration of EBITDA as the base for calculating deductible business interest expense, modifications to international tax regimes, and reenactment of one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company has evaluated the impact that the new tax law will have on its financial condition and results of operations. The impact of the tax law changes from the OBBBA has been reflected in the Company’s financial statements for the nine months ended September 30, 2025, and has been applied prospectively based on the effective dates of the tax law. The enactment of the OBBBA did not have a material impact on the Company’s financial statements.

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
We recorded an income tax provision of $6.4 million, or an effective tax rate of 31.5%, for the three months ended September 30, 2025, compared to $4.3 million, or an effective tax rate of 26.1% for the three months ended September 30, 2024. We recorded an income tax provision of $3.8 million, or an effective tax rate of 34.6%, for the nine months ended September 30, 2025 compared to an income tax provision of $4.9 million, or an effective tax rate of 16.7% for the nine months ended September 30, 2024. The income tax rates for the three and nine months ended September 30, 2025 diverge from the federal statutory rate due to (i) officer's compensation limitations; (ii) nondeductible stock compensation expense; (iii) partial valuation allowance on losses in foreign jurisdictions, partially offset by (iv) noncontrolling interests from controlled partnerships
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liability in our condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component.
ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of September 30, 2025. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers. During the nine months ended September 30, 2025, we closed several imaging centers with lower utilization and recognized lease abandonment charges of approximately $8.3 million in our Imaging Center segment. Of these amounts, $6.5 million were related to right-of-use assets impairment and $1.9 million were related to the write-off of leasehold improvements for the nine months ended September 30, 2025.
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) ("OCI") and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in OCI. The components of OCI for the three and nine months ended September 30, 2025 and 2024 are included in the Condensed Consolidated Statements of Comprehensive Income. The following is a reconciliation of Foreign Currency Translation amounts for the three and nine months ended September 30, 2025 and 2024 is provided below (in thousands):

For the three months ended September 30, 2025
	June 30, 2025 Balance	Currency Translation Adjustments Balance	September 30, 2025 Balance
Currency Translation Adjustments	$7,935	$(874)	$7,061

For the nine months ended September 30, 2025
	December 31, 2024 Balance	Currency Translation Adjustments Balance	September 30, 2025 Balance
Currency Translation Adjustments	$(5,697)	$12,758	$7,061
INTEREST ON SECURITIES - We recognized income from interest on securities of approximately $8.9 million and $9.6 million for the three months ended September 30, 2025 and 2024, respectively, and $24.4 million and $22.7 million for the nine months ended September 30, 2025 and 2024. This income is recorded within Other non-operating income in our Condensed Consolidated Statements of Operations.
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

At inception, we designated our 2019 Swaps as cash flow hedges of floating-rate borrowings. In accordance with accounting guidance, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e. change in fair value) is reported as a component of other accumulated comprehensive loss in the consolidated statement of equity. The remaining gain or loss, if any, is recognized in earnings. Effective July 1, 2020, it was determined that hedge accounting no longer applied and accordingly after that date all changes in the fair value of the swaps is recognized in earnings. The amount included in accumulated other comprehensive income as of that date was approximately $24.4 million, net of taxes.
A tabular presentation of the effect of derivative instruments on our condensed consolidated statement of comprehensive income of the 2019 Swaps is as follows (amounts in thousands):

For the three months ended September 30, 2025
Account	June 30, 2025 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	September 30, 2025 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(217)	$—	$217	$—	Equity
*Net of taxes of $0 for the three months ended September 30, 2025.

For the nine months ended September 30, 2025
Account	December 31, 2024 Balance	Amount of comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	September 30, 2025 Balance	Location
Accumulated Other Comprehensive Loss, net of taxes	$(2,273)	$—	$2,273	$—	Equity
*Net of taxes of $0.7 million for the nine months ended September 30, 2025.

A tabular presentation of the effect of the 2019 Swaps on our statement of operations is as follows (amounts in thousands):

For the three months ended September 30, 2025
Ineffective interest rate swap	Amount recognized (current period ineffective portion)	Location recognized in profit and loss (current period ineffective portion)	Amount reclassified from accumulated OCI (prior period effective portion)	Location reclassified from accumulated OCI into profit and loss (prior period effective portion)
Interest rate contracts	$2,371	Other income (expense)	$217	Interest Expense

For the nine months ended September 30, 2025
Ineffective interest rate swap	Amount recognized (current period ineffective portion)	Location recognized in profit and loss (current period ineffective portion)	Amount reclassified from accumulated OCI (prior period effective portion)	Location reclassified from accumulated OCI into profit and loss (prior period effective portion)
Interest rate contracts	$6,433	Other income (expense)	$2,273	Interest Expense

See Fair Value Measurements below for the fair value of the 2019 Swaps at September 30, 2025.

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

Each contingent amount is payable 50% in cash and 50% in RadNet common shares. As of September 30, 2025, the fair value of the contingent consideration will be assessed quarterly based on the probability of milestone achievement, which as of the acquisition date was determined by management to be 97.5%, 70% and 40% for the First, Second and Third Milestone, respectively. As of September 30, 2025, those percentages remain unchanged.

Kolb Radiology P.C.
On July 1, 2025, we completed the acquisition of substantially all the assets of Kolb Radiology P.C., a New York-based diagnostic imaging practice. As part of the purchase agreement, we agreed to pay up to $8.0 million in contingent consideration (“Earnout Consideration”) payable based on the financial performance of the acquired business over three consecutive twelve-month periods following the closing date.

The fair value of the contingent consideration was estimated at $4.5 million at the acquisition date using a Monte Carlo simulation under a risk-neutral framework that modeled projected MRI revenues and discounted expected payments at term-matched U.S. Treasury rates plus RadNet’s credit spread. Key assumptions included a 2.5% revenue risk premium, 15% revenue volatility, 50% operational leverage ratio, and 2.3% credit spread.
A tabular roll forward of contingent consideration is as follows (amounts in thousands):

For the three months ended September 30, 2025
Entity	Account	June 30, 2025 Balance	Additions	Settlement of contingent consideration	Change in valuation of contingent consideration	September 30, 2025 Balance
See-Mode Technologies Pte. Ltd.	Accrued expenses	$2,114	$—	$—	$—	$2,114
See-Mode Technologies Pte. Ltd.	Other non-current liabilities	$6,652	$—	$—	$—	$6,652
Kolb Radiology P.C.	Accrued expenses	—	$3,100	$—	$—	$3,100
Kolb Radiology P.C.	Other non-current liabilities	—	$1,400	$—	$—	$1,400

For the nine months ended September 30, 2025
Entity	Account	January 1, 2025 Balance	Additions	Settlement of contingent consideration	Change in valuation of contingent consideration	September 30, 2025 Balance
See-Mode Technologies Pte. Ltd.	Accrued expenses	—	$2,114	$—	$—	$2,114
See-Mode Technologies Pte. Ltd.	Other non-current liabilities	—	$6,652	$—	$—	$6,652
Kolb Radiology P.C.	Accrued expenses	—	$3,100	$—	$—	$3,100
Kolb Radiology P.C.	Other non-current liabilities	—	$1,400	$—	$—	$1,400

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
Derivatives:
The tables below summarize the estimated fair values of certain of our financial assets that are subject to fair value measurements, and the classification of these assets on our condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets
2019 Swaps - Interest Rate Contracts	$—	$679	$—	$679

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets
2019 Swaps - Interest Rate Contracts	$—	$7,112	$—	$7,112
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
Contingent Consideration:
The table below summarizes the estimated fair values of contingent consideration relating to our acquisition that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
See-Mode Technologies	$—	$—	$8,766	$8,766
Kolb Radiology P.C.	$—	$—	$4,500	$4,500
Long Term Debt:
The table below summarizes the estimated fair value compared to the face value of our long-term debt as follows (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,090,121	$—	$1,090,121	$1,090,121

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,006,713	$—	$1,006,713	$1,005,625
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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,417	$3,209	$(18,055)	$(2,552)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	75,950,350	73,494,709	74,703,658	72,587,321
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.07	$0.04	$(0.24)	$(0.04)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	75,950,350	73,494,709	74,703,658	72,587,321
Add non-vested restricted stock subject only to service vesting	241,221	233,235	—	—
Add additional shares issuable upon exercise of stock options and contingently issuable shares	1,196,906	1,437,491	—	—
Weighted average number of common shares used in calculating diluted net income per share	77,388,477	75,165,435	74,703,658	72,587,321
Net income (loss) attributable to RadNet, Inc's common stockholders for diluted share calculation	$5,417	$3,209	$(18,055)	$(2,552)
Diluted net income (loss) income per share attributable to RadNet, Inc.'s common stockholders	$0.07	$0.04	$(0.24)	$(0.04)

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	—	—	929,203	685,104
Shares issuable upon the exercise of stock options	—	—	860,442	831,647

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of September 30, 2025, we have four equity investments with an aggregate carrying value of $9.3 million.
No other observable price changes or impairments in our investments were identified as of September 30, 2025.
INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures with ownership interests ranging from 35% to 55%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, since RadNet does not have a controlling interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of September 30, 2025.
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2025 (in thousands):

Balance as of December 31, 2024	$104,057
Equity in earnings in joint ventures	10,522
Distribution of earnings	(5,932)
Equity contributions in existing joint ventures	20,480
Balance as of September 30, 2025	$129,127
We charged management service fees from the centers underlying these joint ventures of approximately $6.5 million and $5.9 million for the three months ended September 30, 2025 and 2024 and $19.1 million and $17.8 million for the nine months ended September 30, 2025 and 2024, respectively. These joint ventures are considered related parties. Amounts transacted between us and the entities are in the ordinary course of business and are disclosed on our balance sheet in the due from/to affiliate accounts.
The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2025 and December 31, 2024 and income statement data for the nine months ended September 30, 2025 and 2024 (in thousands):

Balance Sheet Data:	September 30, 2025	December 31, 2024
Current assets	$73,433	$61,158
Noncurrent assets	230,879	232,750
Current liabilities	(9,972)	(53,182)
Noncurrent liabilities	(72,316)	(70,241)
Total net assets	$222,023	$170,485

Income statement data for the nine months ended September 30,	2025	2024
Net revenue	$211,003	$195,905
Net income	$22,628	$23,949

Promissory Note from Joint Venture Member

On June 12, 2025, we executed a $17.0 million promissory note with Dignity Health, a related party and joint venture member of Arizona Diagnostic Radiology Group, LLC ("ADRG"). Monthly principal payments of $0.9 million begin July 1, 2025, with interest accruing at the Wall Street Journal Prime Rate plus 2%. Future distributions from ADRG to Dignity will be applied to the note balance until fully repaid. The note is expected to mature on December 1, 2026. As of September 30, 2025, we recorded $11.3 million of the current portion of the notes in Due from Affiliates and $2.8 million of the non-current portion in Deposits and Other on our Condensed Consolidated Balance Sheet.

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

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the rate reconciliation and income taxes paid disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The ASU will be applicable to the Company’s annual reporting for the year ending December 31, 2025. Early adoption is permitted. The Company expects to adopt this ASU prospectively, and the adoption will affect only disclosures, with no impact on financial condition or results of operations.

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

In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05 (“ASU 2025-05”), Income Taxes (Topic 740): Targeted Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments require disaggregated information about the effective tax rate reconciliation to be presented in both percentages and dollar amounts for specific categories, such as state and local income taxes, foreign tax effects, tax credits, and valuation allowances. The Update also requires additional disclosures of income taxes paid, disaggregated by federal, state, and foreign jurisdictions. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The amendments should be applied on a prospective basis, though retrospective application is allowed. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-06 (“ASU 2025-06”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software development costs and enhance the operability of the guidance for different development methods. The amendments remove the prescriptive “project-stage” model and require capitalization of software costs once management has authorized and committed to funding a project and it is probable that the software will be completed and used as intended. The Update also introduces the concept of “significant development uncertainty,” requires application of the property, plant and equipment disclosure requirements to capitalized internal-use software costs, and incorporates website development guidance into Subtopic 350-40. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment
During the nine months ended September 30, 2025, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California, Texas and New York markets. These acquisitions are reported as part of our Imaging Center segment. As of September 30, 2025, we made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands). The valuation of assets acquired and liabilities assumed has not yet been finalized and remains subject to change, primarily related to the completeness of accrued liabilities, the accuracy of fixed asset valuations, and other customary purchase accounting adjustments. The fair value determination is preliminary and may be updated as additional information becomes available.

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities

HALO Centers LLC*	1/2/2025	$4,201	587	3,238	3,563	50	—	(3,238)
Hillcroft Medical Clinic*	3/7/2025	735	278	—	406	50	—	—
North County Radiology Oceanside LLC	4/1/2025	1,702	238	599	1,307	150	7	(599)
Faculty Physicians and Surgeons of LLUSM (Palm Imaging)	5/1/2025	1,400	648	—	702	50	—	—
California MSK MSO, LLC (OSS Burbank)	5/1/2025	500	330	—	70	100	—	—
HALO Centers LLC (Indian Wells)	5/1/2025	$7,850	1,714	2,439	6,072	50	15	(2,439)
Kolb Radiology P.C.	7/1/2025	$26,659	4,799	5,355	22,396	79	155	(6,125)
Schonholz and Drossman, LLP	9/1/2025	$30,101	2,921	5,566	26,790	295	95	(5,566)
Total		73,148	11,514	17,197	61,306	824	272	(17,967)

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
In performing the purchase price allocation, we considered, among other factors, the intended future use of the acquired assets, the historical financial performance, and estimates of the future performance of the See-Mode business. As of September 30, 2025, the valuation of assets acquired and liabilities assumed is preliminary and subject to change, primarily with respect to the valuation of contingent consideration and intangible assets, the completeness of accrued liabilities, the accuracy of fixed asset valuations, and other customary purchase accounting adjustments. The fair value determination will be updated as additional information becomes available during the measurement period.

iCAD, Inc.

On July 17, 2025, we completed the acquisition of all of the outstanding equity interests of iCAD, Inc. (“iCAD”), a global leader in AI-powered breast health solutions. The acquisition integrates iCAD’s commercial, technology, and regulatory capabilities with those of DeepHealth, our wholly owned subsidiary within the Digital Health segment. The transaction strengthens DeepHealth’s position as an industry leader in AI-enabled breast cancer image interpretation and workflow optimization and expands its global market reach.

The transaction was accounted for as the acquisition of a business and was completed through an all-stock exchange, with total purchase consideration of approximately $110.7 million based on the fair value of RadNet common stock issued to iCAD shareholders and the fair value of RadNet replacement awards issued in exchange for outstanding iCAD equity awards.

We preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, which resulted in the recognition of goodwill of approximately $27.2 million, primarily reflecting expected synergies from integrating iCAD’s technology portfolio, established customer relationships, and assembled workforce. In addition, we recorded identifiable intangible assets related to backlog, developed technology, customer relationships, and trade name totaling approximately $38.3 million; deferred tax asset, net of $30.2 million, Cash, deposits and others of $13.9 million; and property and equipment of $1.1 million.

In connection with the iCAD acquisition, the Company identified and measured the fair values of acquired intangible assets, including backlog, trade names, developed technology, in-process research and development (“IPR&D”), and customer relationships. The valuations were performed using the income approach, consistent with market participant assumptions. The income approach incorporated assumptions such as projected revenues, estimated customer attrition, royalty rates, and discount rates reflecting market participant expectations. IPR&D projects were determined to have no material fair value as of the acquisition date. The identified intangible assets were assigned estimated useful lives as follows: backlog — approximately 4 years; trade names — approximately 1 year; developed technology — approximately 7 years; and customer relationships — approximately 15 years.

In performing the purchase price allocation, we considered, among other factors, the intended future use of the acquired assets, the historical financial performance, and the expected future contributions of the iCAD business. As of September 30, 2025, the valuation of assets acquired and liabilities assumed is preliminary and subject to change, primarily with respect to the valuation of intangible assets, deferred taxes, and other customary purchase accounting adjustments. The fair value determination will be updated as additional information becomes available during the measurement period.
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

The following tables reflect certain financial data for each reportable segment:

Three Months Ended September 30, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$508,242	$14,627	$522,869
Intersegment revenues	—	10,187	10,187
	$508,242	$24,814	$533,056
Reconciliation of revenue
Elimination of intersegment revenues			(10,187)
Total consolidated revenues			$522,869

Less:
Other segment items*	$434,270	$18,929	$453,199
Segment profit (loss)	73,972	(4,301)	69,671

Reconciliation of segment profit
Depreciation and amortization			$(39,799)
Loss on sale and disposal of equipment and other			(1,042)
Severance costs			(1,441)
Interest expense			(17,355)
Equity in earnings of joint ventures			3,567
Non-cash change in fair value of interest rate swaps			(2,371)
Other income			9,044

Income before income taxes			$20,274

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Three Months Ended September 30, 2024
	Imaging Center	Digital health	Total
Revenues from external customers	$452,367	$8,774	$461,142
Intersegment revenues	—	7,593	7,593
	$452,367	$16,367	$468,735
Reconciliation of revenue
Elimination of intersegment revenues			(7,593)
Total consolidated revenues			$461,142

Less:
Other segment items*	$382,381	$9,418	$391,799
Segment profit (loss)	69,986	(644)	69,342

Reconciliation of segment profit
Depreciation and amortization			$(34,979)
Loss on sale and disposal of equipment and other			(148)
Severance costs			(304)
Interest expense			(19,427)
Equity in earnings of joint ventures			3,595
Non-cash change in fair value of interest rate swaps			(6,755)
Other income			5,414

Income before income taxes			$16,591

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Nine Months Ended September 30, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$1,457,235	$35,263	$1,492,498
Intersegment revenues	—	29,498	29,498
	$1,457,235	$64,761	$1,521,996
Reconciliation of revenue
Elimination of intersegment revenues			(29,498)
Total consolidated revenues			$1,492,498

Less:
Other segment items*	$1,294,559	$46,716	$1,341,274
Segment profit (loss)	162,676	(11,452)	151,224

Reconciliation of segment profit
Depreciation and amortization			$(111,275)
Loss on sale and disposal of equipment and other			(3,168)
Severance costs			(2,614)
Interest expense			(51,783)
Equity in earnings of joint ventures			10,522
Non-cash change in fair value of interest rate swaps			(6,433)
Other income			24,520

Income before income taxes			$10,993

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Nine Months Ended September 30, 2024
	Imaging Center	Digital health	Total
Revenues from external customers	$1,325,825	$26,738	$1,352,563
Intersegment revenues	—	20,118	20,118
	1,325,825	46,856	1,372,681
Reconciliation of revenue
Elimination of intersegment revenues			(20,118)
Total consolidated revenues			$1,352,563

Less:
Other segment items*	$1,140,660	$28,453	$1,169,113
Segment profit (loss)	185,165	(1,715)	183,450

Reconciliation of segment profit
Depreciation and amortization			(101,822)
Loss on sale and disposal of equipment and other			(735)
Severance costs			(797)
Interest expense			(61,776)
Equity in earnings of joint ventures			11,308
Non-cash change in fair value of interest rate swaps			(7,429)
Other income			16,248

Income before income taxes			$29,538

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE

At September 30, 2025 we had two principal secured credit facilities consisting of our Barclays Revolving Credit Facility (as defined below) and our Truist Revolving Credit Facility (as defined below). Each facility includes a term loan component and a revolving credit facility. At September 30, 2025, we were in compliance with all covenants under our credit facilities.

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

Barclays Term Loan:

The Barclays Term Loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates (without giving effect to our 2019 Swaps) were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
Before April 18, 2024	SOFR plus 3.00% Alternative Base Rate plus 2.00%	8.33% (credit spread adjustment of 0.11%) 10.5%
After April 18, 2024 to November 26, 2024	SOFR plus 2.5% Prime Rate plus 1.5%	6.45% (credit spread adjustment of 0.00%) 8.5%
After November 26, 2024	SOFR plus 2.25% Prime Rate plus 1.25%	6.4% (credit spread adjustment of 0.00%) 8.5%

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility is deferred financing costs, net of accumulated amortization, of $1.5 million at September 30, 2025.

After we entered the first amendment on November 26, 2024, amounts borrowed under the Barclays Revolving Credit Facility bear interest at either SOFR plus 2.75% or the Prime Rate plus 1.8% (with step-downs based on attainment of certain first lien net leverage ratio benchmarks). As of September 30, 2025, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 9.00%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at September 30, 2025 and December 31, 2024. After reserves of $7.0 million for certain letters of credit, $275.0 million was available to draw upon as of September 30, 2025.

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
Truist Term Loan:

The Truist Term Loan currently bears interest at SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At September 30, 2025 the applicable margin for SOFR was 1.5%.

We are required to make quarterly principal payments of $2.8 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist Revolving Credit Facility is a $50.0 million secured revolving credit facility. Associated with the Truist Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $0.3 million at September 30, 2025.

Amounts borrowed under the Truist Revolving Credit Facility bear interest at either SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.30% per annum accrues on the unused revolver commitments under the Truist Revolving Credit Facility.

We had no balance outstanding under our $50.0 million Truist Revolving Credit Facility at September 30, 2025 and December 31, 2024. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of September 30, 2025.

The Truist Revolving Credit Facility terminates on October 7, 2027, unless otherwise accelerated under the terms of the Truist Credit Agreement.

Equipment Notes Payable

We have issued certain notes payable in connection with the purchase of equipment previously leased under operating leases.

Debt Obligations
As of September 30, 2025 and December 31, 2024 our term loan debt and other obligations are as follows (in thousands):

	September 30, 2025	December 31, 2024
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$963,559	$870,625
Discount on Barclays Term Loans	(12,319)	(12,929)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	126,562	135,000
Discount on Truist Term Loan Agreement	(528)	(726)
Equipment notes payable at 3.6% to 7.2%, due through 2029, collateralized by medical equipment	19,066	24,296
Total debt obligations	1,096,340	1,016,266
Less: current portion	(25,454)	(24,692)
Long term portion of debt obligations	$1,070,886	$991,574
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
The following summarizes all of our option transactions for the nine months ended September 30, 2025:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	840,917	$17.19
Granted	—	—
Exercised	(62,796)	8.87
Balance, September 30, 2025	778,121	17.86	4.89	$45,401
Exercisable at September 30, 2025	778,121	17.86	4.89	$45,401
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2025 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on September 30, 2025.
DeepHealth Options
During the second quarter of fiscal 2020, in connection with the completion of the DeepHealth acquisition, we granted options to acquire 412,434 shares at a grant date fair value of $16.93 per share unit to DeepHealth employees in replacement of their stock options that were outstanding as of the closing date. As of September 30, 2025, there were 65,208 stock options outstanding under the DeepHealth Plan, all of which were exercisable. These options had a weighted average remaining contractual life of 4.0 years and an aggregate intrinsic value of approximately $5.0 million.
Options issued in replacement of original DeepHealth options as a result of our acquisition are not included in the share count under the Restated Plan.
iCAD Options
During the third quarter of fiscal 2025, in connection with the completion of the iCAD acquisition, we granted options to acquire 163,838 shares to iCAD employees in replacement of their stock options that were outstanding as of the closing date.

The following summarizes all of our iCAD option transactions from the date of acquisition (July 17, 2025) through September 30, 2025:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, July 17, 2025	—	$—
Granted	163,838	30.96
Exercised	(55,866)	30.44
Canceled, forfeited or expired	(721)	41.28
Balance, September 30, 2025	107,251	31.17	6.89	$4,831
Exercisable at September 30, 2025	90,737	32.15	6.62	$3,998
Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA's and RSU's activities during the nine months ended September 30, 2025:

	RSAs and RSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs and RSUs unvested at December 31, 2024	687,655		$35.31
Granted	969,978		$73.66
Vested	(698,290)		$52.35
Forfeited or Canceled	(19,824)		$46.61
RSAs and RSUs unvested at September 30, 2025	939,519	1.74	$58.37
We determine the fair value of all RSAs and RSUs based on the closing price of our common stock on the award date.
Performance based stock units ("PSUs")
In October 2024, we granted certain employees PSUs with a target award of 35,522 shares of our common stock. The PSUs will vest in five equal parts, on each anniversary of the grant date based on continuous service, with the number of shares earned (0% to 100% of the target award) depending on the level of achievement against a predefined performance condition, which must be evaluated by management no later than the seventh anniversary of the grant date. As of September 30, 2025, based on the performance to date, all 35,522 shares are expected to vest.
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
Shares available
Of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2025, there remain approximately 2,196,122 shares available under the Restated Plan for future issuance.

NOTE 8 – SUBSEQUENT EVENTS
Remote Diagnostic Imaging Partners, LLC

On October 1, 2025, we acquired substantially all of the assets of Remote Diagnostic Imaging Partners, LLC for total purchase consideration of approximately $4.5 million, payable in shares of RadNet, Inc. common stock. The acquired business provides technology and operational support services related to radiology imaging.
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
Overview
We are a national provider of diagnostic imaging services in the United States. At September 30, 2025, we operated directly or indirectly through joint ventures with hospitals, 407 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Internationally, our subsidiary The HLH Imaging Group Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.
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
In addition, we are using AI to develop solutions that employ machine learning to assist radiologists and other clinicians in interpreting images and improving radiologist efficiency and patient care, initially in the fields of screening for breast, prostate, lung and colon cancers. Our DeepHealth, Inc. subsidiary has received clearance from the U.S. Food and Drug Administration ("FDA") for use of its SaigeQ ”triage”/workflow products, the SaigeDX advanced diagnostic product and the Saige-Density breast density assessment software for screening breast mammography, which we have begun to roll out in certain markets as an Enhanced Breast Cancer Detection solution. Our Aidence Holding B.V. subsidiary is developing solutions for interpretation of chest and lung computed tomography ("CT") scans for lung cancer screening. It has received the CE mark for its solution and has existing customers in seven European countries, with its largest concentration in the United Kingdom, and plans to submit an application for FDA clearance to sell in the United States. Our Quantib B.V. subsidiary is primarily focused on interpretation of prostate magnetic resonance imaging ("MRI") for widespread prostate cancer screening. Quantib’s prostate MRI post-processing software has both FDA clearances and European CE marking. Our Digital Health segment provides these solutions to RadNet and to over 400 customers in the United States, Europe, and Israel.
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
Recent Developments
The following table shows our imaging centers in operation and revenues for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Centers in operation	407	399
Net revenues (millions)	$1,492	$1,353

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
Our revenue is derived from a diverse mix of payors, including private payors and commercial insurance companies, managed care capitated payors, and government payors, such as Medicare and Medicaid. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three and nine months ended September 30, 2025 and 2024 received from our various payors is summarized in the following table (in thousands):

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial insurance	$287,769	$255,376	$829,295	$752,515
Medicare	123,254	102,853	347,641	298,001
Medicaid	13,470	10,894	37,735	32,804
Workers' compensation/personal injury	11,347	10,233	32,460	33,088
Other payors	29,962	25,366	87,064	77,336
Management fee revenue	7,044	6,241	20,011	18,255
Other revenue	18,580	16,616	44,632	35,514
Revenue under capitation arrangements	31,443	33,563	93,660	105,050
Total service revenue	$522,869	$461,142	$1,492,498	$1,352,563

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

Acquisitions
During the nine months ended September 30, 2025, we completed the acquisition of certain assets of entities which engage directly in the practice of radiology or in associated businesses for an aggregate consideration of $73.1 million. These acquisitions include:
HALO Centers LLC*: 1 imaging center in California;
Hillcroft Medical Clinic*: 1 imaging center in Sugar Land, Texas;
North County Radiology Oceanside LLC: 1 imaging center in California;
Faculty Physicians and Surgeons of LLUSM (Palm Imaging): 1 imaging center in California;
California MSK MSO, LLC (OSS Burbank): 1 imaging center in California; and
HALO Centers LLC (Indian Wells): 1 imaging center in California
Kolb Radiology P.C.: 3 imaging centers in New York
Schonholz and Drossman, LLP: 1 imaging centers in New York

See Note 4, Business Combinations and Related Activity, in the notes accompanying our financial statements in this report for additional information, including the fair value determination of the acquired assets and assumed liabilities, associated with these acquisitions.

Joint Venture Activity
At September 30, 2025, 37% of our imaging centers were operating as joint ventures with large health care providers. We manage the day-to-day operations for these joint ventures and perform most management services in exchange for a management fee. We charged management service fees from the centers underlying these joint ventures of approximately $6.5 million and $5.9 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $19.1 million and $17.8 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Revenues

Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenue is recorded during the period our obligations to provide diagnostic services are satisfied, which is generally over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payors. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations, changes in business and economic conditions, and the frequent changes in managed care contractual terms resulting from contract re-negotiations and renewals.

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
Our service fee revenue is based upon our management's estimate of amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual allowances under Medicare, Medicaid, managed care and commercial insurance plans are based upon historical collection experience of the payments received from such payors in accordance with the underlying contractual agreements. Revenue related to uninsured patients and uninsured copayment and deductible amounts for patients who have health care coverage may have price concessions applied. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenue at the estimated amounts we expect to collect.
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended September 30, 2025.
Accounts Receivable
Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended September 30, 2025.
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
Goodwill and Indefinite Lived Intangibles
Goodwill at September 30, 2025 totaled $827.5 million. Indefinite Lived Intangible Assets at September 30, 2025 were $18.5 million and are associated with the value of certain trade name intangibles and in process research and development ("IPR&D"). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. When we determine the carrying value of goodwill for a reporting unit exceeds its fair value, an impairment charge would be recognized which should not exceed the total amount of goodwill allocated to that reporting unit. We determined fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately. Our annual impairment test of goodwill, IPR&D and trade name noted no impairment as of October 1, 2024, and we have not identified any other indicators of impairment through September 30, 2025.
Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.
Results of Operations

Result Summary
The following table summarizes our consolidated results of operations and other financial information:

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenue
Imaging Center	$508,242	$452,367	$1,457,235	$1,325,825
Digital Health	24,814	16,367	64,761	46,856
Intersegment eliminations	(10,187)	(7,593)	(29,498)	(20,118)
Total service revenue	$522,869	$461,141	$1,492,498	$1,352,563

Operating income
Imaging Center	$73,972	$69,986	$162,676	$185,165
Digital Health	$(4,301)	$(644)	$(11,452)	$(1,715)
Total Operating income	$69,671	$69,342	$151,224	$183,450
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Imaging Center Segment
We have developed our medical imaging centers segment through a combination of organic growth, acquisitions and joint venture formations. In the discussion below same center metrics are based on imaging centers that were in operation throughout the period of April 1, 2024 through September 30, 2025. Excluded amounts relate to imaging centers that were acquired or divested between April 1, 2024 through September 30, 2025. The revenue analysis presented below includes intersegment revenue prior to elimination.
Total Revenue

In Thousands	Three Months Ended September 30,
Revenue	2025	2024	$ Increase	% Change
Total	$508,242	$452,367	$55,875	12.4%
Same Center	$490,029	$447,059	$42,970	9.6%
Excluded	$18,213	$5,308	—	—

Our 9.6% increase in same center revenue over the same period last year was driven by increases in fees charged per imaging procedure and same center total procedure volume growth of 4.4%, inclusive of rises in routine and advanced modality imaging procedures of 2.7% and 9.1%, respectively. The increase in revenue was largely attributable to product mix, as advanced imaging represented a greater portion of overall procedures. Within advanced imaging, MRI increased by 11.1%, CT by 5.3%, and PET/CT by 14.9% on a same-store basis. The Enhanced Breast Cancer Detection program, an AI-powered diagnostic solution, also contributed to revenue growth.

Including non-consolidated joint ventures where we are a minority owner, same center total procedure volume increased approximately 4.9%, inclusive of rises in routine and advanced modality imaging procedures of 3.1% and 9.1%, respectively. We provide this additional information to reflect trends across all centers we operate or manage, consistent with how management evaluates overall business performance.

Operating Expenses

Total operating expenses for the three months ended September 30, 2025 increased approximately $53.5 million, or 13.1%, to $460.8 million for the three months ended September 30, 2025 from $407.2 million for the three months ended September 30, 2024. The following table breaks down our cost of operations and total operating expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Salaries and professional reading fees, excluding stock-based compensation	$271,611	$243,067
Stock-based compensation	6,772	4,195
Building and equipment rental	32,713	31,104
Medical supplies	30,068	26,668
Lease abandonment charges	2,819	—
Other operating expenses *	80,100	69,754
Cost of operations	424,083	374,788

Depreciation and amortization	35,320	32,032
Loss on sale and disposal of equipment	1,009	153
Severance costs	351	271
Total operating expenses	$460,763	$407,244
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended September 30, 2025 and 2024 (in thousands):
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Three Months Ended September 30,
Salaries and Professional Fees	2025	2024	$ Increase/(Decrease)	% Change
Total	$271,611	$243,067	$28,544	11.7%
Same Center	$264,561	$240,528	$24,033	10.0%
Excluded	$7,050	$2,539	—	—

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
Stock-based compensation

Stock-based compensation for the three months ended September 30, 2025 increased approximately $2.6 million, or 61.4%, to $6.8 million from $4.2 million for the three months ended September 30, 2024. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.

Building and equipment rental

In Thousands	Three Months Ended September 30,
Building & Equipment Rental	2025	2024	$ Increase/(Decrease)	% Change
Total	$32,713	$31,104	$1,609	5.2%
Same Center	$30,799	$30,095	$704	2.3%
Excluded	$1,914	$1,009	—	—

Building and equipment rental expense on a same-center basis increased slightly, primarily due to higher rent and common area maintenance charges.

Medical supplies

In Thousands	Three Months Ended September 30,
Medical Supplies Expense	2025	2024	$ Increase/(Decrease)	% Change
Total	$30,068	$26,668	$3,400	12.7%
Same Center	$28,187	$26,593	$1,594	6.0%
Excluded	$1,881	$75	—	—

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

Other operating expenses

In Thousands	Three Months Ended September 30,
Other Operating Expenses	2025	2024	$ Increase/(Decrease)	% Change
Total	$80,100	$69,754	$10,346	14.8%
Same Center	$76,582	$68,903	$7,679	11.1%
Excluded	$3,518	$851	—	—

Other operating expenses increased primarily due to a $7.3 million rise in outside services. This increase was driven by expanded contact center support related to acquisitions and growing patient demand, as well as higher legal and consulting costs associated with transaction activities and operational initiatives. The remaining increase was attributable to other operating expense categories. The investments reflect our continued focus on technology-driven enhancements aimed at supporting long-term operational efficiency across the organization.

Additional segment operating and non-operating expenses

In Thousands	Three Months Ended September 30,
	2025	2024	$ Increase/(Decrease)	% Change
Depreciation and amortization	$35,320	$32,032	$3,288	10.3%
Loss on disposal of equipment and other	$1,009	$153	$856	559.5%
Non-cash change in fair value of interest rate hedge	$2,371	$6,755	(4,384)	(64.9)%
Other income	($8,992)	($8,233)	(759)	9.2%
Severance	$351	$271	80	29.5%

The increase in depreciation expense was the result of our higher depreciable asset base.
Other income for the three months ended September 30, 2025 included $8.9 million of money market interest income.
Other income for the three months ended September 30, 2024 included money market interest income of $9.6 million, partially offset by an impairment of non-marketable securities of $1.2 million.

In Thousands	Three Months Ended September 30,
	2025	2024	$ Increase/(Decrease)	% Change
Interest income	(8,923)	(9,580)	$657	(6.9)%
Debt restructuring and extinguishment expenses	0	147	$(147)	(100.0)%
Other non-operating losses (income)	(67)	1,200	$(1,267)	(105.6)%
Total other income	$(8,990)	$(8,233)	$(757)	9.2%

Interest expense

In Thousands	Three Months Ended September 30,
Interest expense	2025	2024	$ Increase/(Decrease)	% Change
Total interest expense	$17,355	$19,427	$(2,072)	(10.7)%
Interest related to derivatives*	(2,247)	(2,068)
Interest expense related to amortization**	771	795
Adjusted interest expense***	18,831	20,700	(1,869)	(9.0)%

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

During the three months ended September 30, 2025, interest rates were above the arranged rates in our 2019 Swaps for most of the year, and we received $2.5 million in cash payments from our 2019 Swaps counterparties, which was reported as a component of interest expense. See the Derivative Instruments section of Note 2, Significant Accounting Policies, in the notes accompanying in our Annual Report and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

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

The fair value of the 2019 Swaps at September 30, 2025 was a net asset of $0.7 million compared to a net asset of $3.1 million at June 30, 2025, resulting in a loss of $2.4 million during the three months ended September 30, 2025. This change in fair value was driven by market expectations of continued declines in interest rates over the remaining term of the 2019 Swaps.

Equity in earnings from unconsolidated joint ventures
For the three months ended September 30, 2025 and 2024, we recognized equity in earnings from unconsolidated joint ventures in the amount of $3.6 million and $3.6 million, respectively, remaining essentially flat year over year.
Net income attributable to noncontrolling interests
At September 30, 2025, our consolidated subsidiaries operated 356 imaging centers of which 101 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At September 30, 2024, our consolidated subsidiaries included 345 centers of which 98 were not wholly-owned.
For the three months ended September 30, 2025, we recognized net income attributable to noncontrolling interests of $8.5 million versus $9.0 million for the three months ended September 30, 2024, respectively, remaining essentially flat year over year.
As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health segment, which generated losses of $9.9 million for the three months ended September 30, 2025, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
In the discussion below, same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2024 through September 30, 2025. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2024 through September 30, 2025.
Total Revenue

In Thousands	Nine Months Ended September 30,
Revenue	2025	2024	$ Increase	% Change
Total	$1,457,236	$1,325,906	$131,330	9.9%
Same Center	$1,345,377	$1,272,762	$72,615	5.7%
Excluded	$111,859	$53,144	—	—
Our 5.7% increase in same center revenue over the same period last year was driven by increases in fees charged per imaging procedure and same center total procedure volume growth of 1.6% inclusive of rises in advanced modality imaging procedures of 5.9%, and a 0.1% increase in routine modality imaging. The increase in revenue was largely attributable to product mix, as advanced imaging was a greater portion of overall procedures. Within advanced imaging, MR increased by 6.5%, CT by 4.3%, and PET/CT by 12.8% on a same-store basis. The Enhanced Breast Cancer Detection (EBCD) program, an AI-powered diagnostic solution, also contributed to revenue growth.

Including non-consolidated joint ventures in which we hold a minority interest, same-center total procedure volume increased approximately 2.2%, inclusive of rises in routine and advanced modality imaging procedures of 0.7% and 6.4%, respectively. We provide this information to present trends across all centers we operate or manage, consistent with how management evaluates overall business performance.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2025 increased approximately $154.3 million, or 12.7%, to $1,370.4 million for the nine months ended September 30, 2025 from $1,216.1 million for the nine months ended September 30, 2024. The following table breaks down our cost of operations and total operating expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Salaries and professional reading fees, excluding stock-based compensation	$800,451	$731,133
Stock-based compensation	38,092	19,614
Building and equipment rental	95,643	89,827
Medical supplies	90,990	75,146
Lease abandonment charges	8,330	—
Other operating expenses *	231,555	204,822
Cost of operations	1,265,061	1,120,542

Depreciation and amortization	100,799	94,095
Loss on sale and disposal of equipment	3,220	739
Severance costs	1,356	720
Total operating expenses	$1,370,436	$1,216,096
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Nine Months Ended September 30,
Salaries and Professional Fees	2025	2024	$ Increase/(Decrease)	% Change
Total	$800,451	$731,133	$69,318	9.5%
Same Center	$757,084	$706,136	$50,948	7.2%
Excluded	$43,367	$24,997	—	—

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
Stock-based compensation

Stock-based compensation for the nine months ended September 30, 2025 increased approximately $18.5 million, or 94.2%, to $38.1 million from $19.6 million for the nine months ended September 30, 2024. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.
Building and equipment rental

In Thousands	Nine Months Ended September 30,
Building & Equipment Rental	2025	2024	$ Increase/(Decrease)	% Change
Total	$95,643	$89,827	$5,816	6.5%
Same Center	$85,353	$83,339	$2,014	2.4%
Excluded	$10,290	$6,488	—	—

Building and equipment rental expense on a same-center basis increased slightly, primarily due to higher rent and common area maintenance charges.
Medical supplies

In Thousands	Nine Months Ended September 30,
Medical Supplies Expense	2025	2024	$ Increase/(Decrease)	% Change
Total	$90,990	$75,146	$15,844	21.1%
Same Center	$78,791	$71,294	$7,497	10.5%
Excluded	$12,199	$3,852	—	—

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

Lease abandonment charges
We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers. During the nine months ended September 30, 2025, we closed several imaging centers with lower utilization and recognized lease abandonment charges of approximately $8.3 million in our Imaging Center segment. Of these amounts, $6.5 million were related to right-of-use assets impairment and $1.9 million were related to the write-off of leasehold improvements for the nine months ended September 30, 2025.

Other operating expenses

In Thousands	Nine Months Ended September 30,
Other Operating Expenses	2025	2024	$ Increase/(Decrease)	% Change
Total	$231,555	$204,822	$26,733	13.1%
Same Center	$208,723	$196,253	$12,470	6.4%
Excluded Sites	$22,832	$8,569	—	—

Other operating expenses increased primarily due to a $16.9 million rise in outside services. This increase was driven by expanded contact center support related to acquisitions and growing patient demand, as well as higher legal and consulting costs associated with transaction activities and operational initiatives. The remaining increase was attributable to other operating expense categories. The investments reflect our continued focus on technology-driven enhancements aimed at supporting long-term operational efficiency across the organization.
Additional segment operating and non-operating expenses:

In Thousands	Nine Months Ended September 30,
	2025	2024	$ Increase/(Decrease)	% Change
Depreciation and amortization	$100,799	$94,095	$6,704	7.1%
Loss on disposal of equipment and other	$3,220	$739	$2,481	335.7%
Non-cash change in fair value of interest rate hedge	$6,433	$7,429	$(996)	(13.4)%
Other income	$(24,474)	$(12,752)	$(11,722)	91.9%
Severance	$1,356	$720	$636	88.3%

The increase in depreciation expense was the result of our higher depreciable asset base.
The fair value of the 2019 Swaps at September 30, 2025 was a net asset of $0.7 million compared to a net asset of $7.1 million at December 31, 2024, resulting in a loss of $6.4 million during the nine months ended September 30, 2025. This change in fair value was driven by market expectations of continued declines in interest rates over the remaining term of the 2019 Swaps.
Other income for the nine months ended September 30, 2025 included money market interest income of $24.4 million. Other income for the nine months ended September 30, 2024 included money market interest income of $22.7 million, partially offset by an impairment of non-marketable securities of $1.2 million and debt extinguishment and restructuring charges of $8.9 million, which related to refinancing of our Barclays credit facility. See Note 6 Credit Facilities and Notes Payable included in the notes to our condensed consolidated financial statements.

In Thousands	Nine Months Ended September 30,
	2025	2024	$ Increase/(Decrease)	% Change
Interest income	(24,407)	(22,681)	$(1,726)	7.6%
Debt restructuring and extinguishment expenses	0	8,909	$(8,909)	(100.0)%
Others	(67)	1,019	$(1,086)	(106.6)%
Total other income	$(24,474)	$(12,752)	$(11,722)	91.9%
Interest income for the nine months ended September 30, 2025 increased approximately $1.7 million, or 7.6%, to $24.4 million from $22.7 million for the nine months ended September 30, 2024. The increase is primarily due to higher average cash balance in our money market account for the nine months ended September 30, 2025

Interest expense

In Thousands	Nine Months Ended September 30,
Interest Expense	2025	2024	$ Increase/(Decrease)	% Change
Total Interest Expense	$51,783	$61,776	$(9,993)	(16.2)%
Interest expense related to derivatives*	(4,305)	776
Interest expense related to amortization**	2,242	2,336
Adjusted Interest Expense***	53,846	58,664	(4,818)	(8.2)%

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

During the nine months ended September 30, 2025, interest rates were above the arranged rates in our 2019 Swaps for most of the year and we received payment of $7.2 million in cash payments from our 2019 swap counterparties, which was reported as a component of interest expense. See the Derivative Instruments section of Note 2, Significant Accounting Policies, in the notes accompanying in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and Part 1, Item 3 — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.
Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2025 we recognized equity in earnings from unconsolidated joint ventures in the amount of $10.5 million compared to $11.3 million for the prior period, a decrease of $0.8 million or 7.0%. The decrease was mainly due to the decrease in earnings from Santa Monica Imaging Group, LLC and Greater Baltimore Diagnostic
Imaging compared to the nine months ended September 30, 2024.
Net income attributable to noncontrolling interests
At September 30, 2025, our consolidated subsidiaries operated 356 imaging centers of which 101 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At September 30, 2024, our consolidated subsidiaries included 345 centers of which 98 were not wholly-owned.

For the nine months ended September 30, 2025, we recognized net income attributable to noncontrolling interests of $25.2 million versus $27.2 million for the nine months ended September 30, 2024, a decrease of $1.8 million. A decrease in earnings from Beach Imaging Group, LLC and West Valley Imaging was partially offset by increased earnings from Ventura County Imaging Group, LLC and Advanced Radiology at Capital Region, LLC.

As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health segment which generated losses of $23.1 million for the nine months ended September 30, 2025, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.
Digital Health Segment

The breakdown of revenue and expenses of the Digital Health segment for the three and nine months ended September 30, 2025 and 2024 are as follows:

In Thousands	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Statement of Operations
Revenue	$24,814	$16,367	$8,447	51.6%	$64,761	$46,856	$17,905	38.2%
Salaries and Wages	13,068	7,119	5,949	83.6%	31,581	18,632	12,949	69.5%
Stock Compensation	2,268	528	1,740	329.5%	8,184	1,755	6,429	366.3%
Other operating	8,293	6,020	2,273	37.8%	22,614	18,207	4,407	24.2%
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	5,486	3,344	2,142	64%	13,835	9,977	3,858	39%
Depreciation & Amort.	4,479	2,947	1,532	52.0%	10,476	7,727	2,749	35.6%
(Gain) loss on sale and disposal of equipment and other	33	(5)	38	(760.0)%	(52)	(4)	(48)	1200.0%
Severance	1,090	33	1,057	3203.0%	1,258	77	1,181	1533.8%
Total operating expenses	$34,717	$19,986	$14,731	73.7%	$87,896	$56,371	$31,525	55.9%
Loss from Operations	$(9,903)	$(3,619)	$(6,284)	173.6%	$(23,135)	$(9,515)	$(13,620)	143.1%
Other expense	(39)	2,966	(3,005)	(101.3)%	(32)	5,413	(5,445)	(100.6)%
Loss before taxes	(9,864)	(6,585)	(3,279)	49.8%	(23,103)	(14,928)	(8,175)	54.8%
Income taxes	$(2,330)	$(37)	$(2,293)	6197.3%	$(5,311)	$(346)	$(4,965)	1435.0%
Segment net loss	(7,534)	(6,548)	(986)	15.1%	(17,792)	(14,582)	(3,210)	22.0%

Revenues for the Digital Health segment increased significantly compared to the prior-year period, primarily reflecting the contribution from the iCAD acquisition and continued growth in our AI and informatics product lines.

For the three months ended September 30, 2025, external revenue represented 59% of total segment revenue, up from 54% in 2024, reflecting a 65% overall increase. The quarter also saw the customer base expand from 477 to 2,042 and procedure volumes increase from 4.9 million to 6.6 million, mainly driven by the addition of iCAD.

For the nine months ended September 30, 2025, results reflect steady organic growth prior to the acquisition and a sharp acceleration in the third quarter following the inclusion of iCAD, highlighting that recent performance was driven primarily by external expansion rather than internal volume increases.

Segment operating expenses increased year over year due to higher engineering and executive headcount, increased stock-based compensation, and higher non-capitalized R&D costs, reflecting continued investment in scaling our platforms for broader deployment. We expect the segment to continue operating at a net loss in the near term as integration of iCAD, Inc. and See-Mode Technologies progresses.
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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to RadNet, Inc. common stockholders	$5,417	$3,209	$(18,055)	$(2,552)
Income taxes	6,385	4,335	3,807	4,927
Interest expense	17,355	19,427	51,783	61,776
Severance costs	1,441	304	2,614	797
Depreciation and amortization	39,799	34,979	111,275	101,822
Non-cash employee stock-based compensation	9,041	4,723	46,276	21,369
Loss on sale and disposal of equipment and other	1,042	148	3,168	735
Non-cash change in fair value of interest rate hedge	2,371	6,755	6,433	7,429
Other income	(9,044)	(5,414)	(24,520)	(16,248)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	5,486	3,345	13,835	9,977
Lease abandonment charges	2,819	—	8,330	—
Non-cash change to contingent consideration	—	—	—	1,974
Non-operational rent expenses	621	1,287	2,459	3,119
Acquisition transaction costs	2,136	417	5,109	417
Adjusted EBITDA - Total Company	$84,869	$73,662	$212,514	$204,451

NOTE
Adjusted EBITDA - Imaging Center	$81,417	$70,433	$201,948	$194,433
Adjusted EBITDA - Digital Health Segment	$3,452	$3,229	$10,566	$10,018

The following table is a reconciliation of GAAP net income for our Digital Health segment to Adjusted EBITDA for the three months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment net loss	$(7,534)	$(6,550)	$(17,792)	$(14,582)
Stock Compensation	2,268	528	8,184	1,755
Depreciation & Amortization	4,479	2,947	10,476	7,727
Other operating (income) loss	33	(5)	(52)	(4)
Other expense	(53)	2,966	(45)	5,414
Severance	1,090	34	1,258	77
Income taxes	(2,330)	(36)	(5,311)	(346)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	5,486	3,345	13,835	9,977
Adjusted EBITDA - Digital Health Segment	$3,452	$3,229	$10,566	$10,018

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

The following table summarizes key balance sheet data related to our liquidity as of September 30, 2025 and December 31, 2024 and income statement data for the nine months ended September 30, 2025 and 2024 (in thousands):

Balance Sheet Data:	September 30, 2025	December 31, 2024
Cash and cash equivalents	$804,716	$740,020
Accounts receivable	210,548	185,821
Working capital (exclusive of current operating lease liabilities)	563,198	596,158
Stockholders' equity	1,313,959	1,133,410

Income statement data for the nine months ended September 30,	2025	2024
Total net revenue	$1,492,498	$1,352,563
Net loss attributable to RadNet common stockholders	(18,055)	(2,552)

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

Cash Flow Data	September 30, 2025	September 30, 2024
Cash provided by (used in) operating activities	$214,656	$190,494
Cash provided by (used in) investing activities	(229,925)	(184,257)
Cash provided by (used in) financing activities	79,602	400,069

Cash provided by operating activities for the nine months ended September 30, 2025 increased by $24.2 million compared to September 30, 2024 primarily driven by a $4.0 million change in assets and liabilities, primarily due to the timing of payments for accounts payable and accrued expenses.

Cash used in investing activities for the three months ended September 30, 2025 increased $45.7 million compared to the nine months ended September 30, 2024. The increase was primarily due to a $28.7 million increase in purchases of imaging facilities and other acquisitions, $2.7 million increase in equity contributions to and purchases of interests in joint ventures, and a $17.1 million increase in capital expenditures for property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2025 decreased by $320.5 million compared to the three months ended March 31, 2024. Financing activity in 2024 included a public equity offering that generated $218.4 million in net proceeds and a refinancing of the Barclays Revolving Credit Facility that resulted in an additional $167.9 million of cash. In 2025, financing activity primarily consisted of a $100.0 million incremental term loan under the Barclays Credit Agreement, partially offset by repayment of repayments of term loans, notes, and lease payables of $20.7 million.

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
Our condensed consolidated balance sheets at September 30, 2025 include $1,090.1 million of total term loan debt (exclusive of unamortized discounts of $12.8 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loan	$963,559	$(12,319)	$951,240
Truist Term Loan	126,562	(528)	126,035
Total Term Loans	$1,090,121	$(12,847)	$1,077,274

At September 30, 2025, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $7.0 million, we had $275.0 million available for borrowing under our Barclays Revolving Credit Facility and $50.0 million available under our Truist revolving credit facility.

Please see Note 6, Credit Facilities and Notes Payable in the notes accompanying our financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk:
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Pound Sterling, Euro, Canadian Dollar, Hungarian Forint and Indian Rupee. We provide radiological services in the United Kingdom, conduct AI operations in the Netherlands, and maintain research and development centers in Canada, Hungary and India. We do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2025, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.4 million in operating expenses.
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
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the Barclays Term Loan. At September 30, 2025, we had $963.6 million outstanding subject to an SOFR election on the Barclays Term Loan. At September 30, 2025, our effective SOFR interest rate plus applicable margin was 6.45%. The 2019 Swaps secure a $1.98%

SOFR rate for a $400 million notional amount. After giving effect to our 2019 Swaps, we had $563.6 million outstanding under the Barclays Term Loan that is unprotected by the 2019 Swaps at September 30, 2025. Consequently, a hypothetical 1% increase in the SOFR rates under the Barclay's credit facility would result in an increase of $5.6 million in annual interest expense and a corresponding decrease in income before taxes. The 2019 Swaps will mature in October 2025.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist Revolving Credit Facility. At September 30, 2025, we had $126.6 million outstanding subject to an adjusted SOFR election on the Truist Term Loan (as defined in the notes to our condensed consolidated financial statements). At September 30, 2025, our effective SOFR rate plus applicable margin was 5.60%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist Revolving Credit Facility would result in an increase of approximately $1.3 million in annual interest expense and a corresponding decrease in income before taxes.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2025. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101
The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

RADNET, INC.
(Registrant)

Date: November 10, 2025	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)