Form 10-K
period 2025-12-31
RadNet, Inc.
filed 2026-03-02
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.1 billion on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2025.
The number of shares of the registrant’s common stock outstanding on February 27, 2026, was 77,612,125.
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

FYRADNET, INC.

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

Business Overview

We are a leading national provider of diagnostic imaging services in the United States based on number of locations and annual imaging revenue. We have been in business since 1985. Our principal business segment is the provision of diagnostic imaging services. As of December 31, 2025, we operated, directly or indirectly through hospital and health system joint ventures, 418 imaging centers located in Arizona, California, Delaware, Florida, Maryland, Virginia, New Jersey, Texas and New York.

Our Imaging Centers segment provides physicians with capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging ("MRI"), computed tomography ("CT"), positron emission tomography ("PET"), nuclear medicine, mammography, ultrasound, diagnostic radiology ("X-ray"), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. Integral to the imaging center business is our Digital Health operating segment, which sells computerized systems that distribute, display, store and retrieve digital images.

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

We have also established a Digital Health segment division, that develops and deploys Artificial Intelligence ("AI") suites to enhance radiologist interpretations of, among others, breast, lung and prostate images. The segment is led by our DeepHealth, Inc. subsidiary and includes our acquisitions of Aidence Holding B.V. and Quantib B.V., both based in the Netherlands. The portfolio of software solutions is anchored by eRad, Inc.'s RIS/PACS, informatics designed specifically for outpatient radiology and DeepHealth OS, a cloud-native operating system that helps operate all aspects of the radiology service line from scheduling and patient preparation to technologist workflow to interpretation and referral management.

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

In recent years, there has been rapid development of AI tools for the radiology field. By August 2024, the United States Food & Drug Administration (“FDA”) reported that it had granted marketing clearance to over 700 artificial intelligence and machine learning (“AI/ML”)-enabled radiology software products. Modern AI is built by training on large databases to recognize patterns with much higher performance than previously. AI methods are now being employed throughout the imaging industry in a wide variety of ways, such as speeding image acquisition, providing diagnostic assistance, or prioritizing workflows. In addition, AI methods can speed up administrative tasks, such as tracking of individuals who need procedures on a regular basis (i.e., mammograms, follow-up exams, etc.) and alerting our staff to contact the patient and schedule appointments.

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

Mobile Imaging. While many hospitals own or lease their own equipment, certain hospitals provide diagnostic imaging services by contracting with providers of mobile imaging services. Using specially designed trailers, mobile imaging service providers transport imaging equipment and provide services to hospitals and clinics on a part-time or full-time basis, thus allowing small to mid-size hospitals and clinics that do not have the patient demand to justify fixed on-site equipment access to advanced diagnostic imaging technology. Diagnostic imaging providers contract directly with the hospital or clinic and are typically reimbursed directly by them. We do not provide mobile imaging services.

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

Industry Trends

We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population. The U.S. population is expected to trend older over the coming decades. According to a Pew Research Center report issued January 9, 2024, the number of U.S. residents age over 65 stands at approximately 62 million, representing 18% of the population, and is expected to reach 84 million, or 23% of the total population by 2054. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

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
•the development of combined PET/CT and PET/MRI scanners, which combine technologies to create a powerful diagnostic imaging system; and
•use of augmented reality technologies which make it possible to create three dimensional images that physicians can examine through virtual reality headsets or print using a three dimensional printer.

Additional improvements in imaging technologies, contrast agents, and scan capabilities are leading to new non-invasive diagnostic imaging applications, including methods of diagnosing blockages in the heart’s vital coronary arteries, liver metastases, pelvic diseases and vascular abnormalities without exploratory surgery. We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient, and non-invasive as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will further increase the use of imaging services. At the same time, the industry has increasingly upgraded existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe the use of equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the near-term horizon that will displace MRI, CT or PET as the principal advanced diagnostic imaging modalities.

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

Our Scale and Reputation. As of December 31, 2025, we operated, directly or indirectly through hospital and health system joint ventures, 418 centers in Arizona, California, Delaware, Florida, Maryland, Virginia, New Jersey, New York, and Texas. We are the largest operator of freestanding, fixed-site outpatient diagnostic imaging service centers in the United States, based on number of centers and revenue. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Facility Density in Many Highly Populated Areas of the United States. Our diagnostic imaging centers are strategically organized into regional networks concentrated in major population centers in nine states, providing a density that offers unique benefits to our patients, our referring physicians, our payors and us. We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging centers within a particular region can access the patient appointment calendars of other centers within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time, or location preferences. The grouping of our centers within regional networks enables us to easily move technologists and other personnel, as well as equipment, from over-utilized to under-utilized centers on an as-needed basis, and drive referrals. Our organization of referral networks results in increased patient throughput, greater operating efficiencies, better equipment utilization rates and improved response time for our patients. We believe our networks of centers and tailored service offerings for geographic areas drive local physician referrals, make us an attractive candidate for selection as a preferred provider by third-party payors and create economies of scale.

Our Strong Relationships with Payors and Diversified Payor Mix. Our revenue is derived from a diverse mix of payors, including commercial insurance payors, managed care capitated payors, and government payors such as Medicare and Medicaid, mitigating our exposure to unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area.

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

Our Technologically Advanced Operations. In 2019, we created an AI enabled Health Informatics team that now hosts the combined efforts of our acquisitions of DeepHealth, Inc., Aidence Holding B.V., Quantib B.V, Kheiron Technologies, ICAD Inc, See Mode Technologies and CIMAR. All of these businesses now constitute the “Digital Health segment” as a standalone business segment within RadNet. The segment is currently focused on developing improved medical interpretation of scans within the fields of Clinical AI for mammography, lung, prostate, ultrasound imaging AI, as well as Enterprise Operations and Enterprise Imaging products such as RIS, PACS, Reporting and a Remote Scanning Solution for imaging modalities.
We have assembled an industry leading team to create radiology workflow solutions that improve patient care and drive efficiency. The portfolio of AI enabled Health Informatics solutions are designed for outpatient radiology as well as hospital systems and at the center of these solutions is the DeepHealth OS, a cloud-native operating system that helps operate all aspects of the radiology service line from scheduling and patient preparation to technologist workflow to interpretation and referral management.

In 2025, the Digital Health segment integrated the business of ICAD Inc. which was a leader in providing AI solutions for Breast Cancer detection. This acquisition added roughly 1500 customers to the Digital Health business along with differentiating commercialization and product development capabilities. Additionally, in November 2025 the segment acquired CIMAR in UK which provides Image exchange platform Services for various NHS hospitals as well as private healthcare providers. This acquisition enables us to deliver screening programs with embedded AI solutions at scale in the UK and over time in other countries as well.

Our Digital Health segment has by now 22 FDA clearances and 15 CE marks across its portfolio of AI-enabled Health Informatics solutions. Our digital health segment provides these solutions to us and to over 2000+ customers in the US and outside of the US.

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

Optimize Operating Efficiencies. We seek to maximize our equipment utilization by adding, upgrading, and re-deploying equipment where we experience excess demand. We will continue to trim excess operating and general and administrative costs where it is feasible to do so. We may also continue to use, where appropriate, highly trained radiology physician assistants to perform, under appropriate supervision of radiologists, basic services traditionally performed by radiologists. We will continue to upgrade our advanced information technology system to create cost reductions for our centers in areas such as image storage, support personnel and financial management.

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

Advancing a Cloud First, AI Powered Digital Health Platform. Our Digital Health segment, DeepHealth, is a global leader in AI‑powered health informatics, offering a portfolio of 22 FDA‑cleared and 15 CE‑marked solutions. The radiology market is facing increasing clinical, financial, and operational pressures, driven in part by fragmented care delivery and the proliferation of AI tools developed in isolation. This siloed environment places the burden on care teams to manually bridge workflow gaps, contributing to inefficiencies and rising costs.

DeepHealth addresses these challenges through the DeepHealth OS, an enterprise‑wide platform that unifies clinical and operational intelligence. By integrating AI, workflow orchestration, and data management into a single operating system, DeepHealth enables health systems to streamline radiology operations, enhance diagnostic quality, and improve care coordination across the imaging value chain.

Leverage our investment in AI and technology to enhance RadNet service. We continue to invest in proprietary technologies that strengthen RadNet’s core imaging operations and create differentiated service offerings. Our technology portfolio spans patient scheduling, image storage and retrieval, radiology information systems (RIS), picture archiving and communication systems (PACS), and advanced AI applications that support scan interpretation across multiple clinical domains.

We are deploying these capabilities across RadNet to improve quality, consistency, and efficiency from patient intake through billing and collections. Current initiatives include:

•Enhancing contact center operations through intelligent automation
•Expanding remote scanning and technologist support capabilities
•Integrating AI‑assisted image interpretation into clinical workflows
•Optimizing scheduling, throughput, and resource utilization
•Modernizing RIS and PACS infrastructure to support enterprise‑scale operations

These investments are designed to reduce operating costs, improve patient and provider experience, and strengthen RadNet’s competitive position in each market we serve.

Expanding our commercial footprint. We intend to continue scaling our commercial Digital Health business, building on a global customer base of more than 2,000 organizations. Our strategy is to expand adoption of our comprehensive portfolio across Enterprise Operations, Enterprise Imaging, and Clinical AI/Population Health.

We plan to grow commercial revenue by:

•Increasing penetration within existing customer accounts
•Expanding internationally in markets with rising imaging demand
•Broadening our product suite to address additional clinical and operational use cases
•Leveraging the DeepHealth OS platform to deliver integrated, enterprise‑wide solutions

Through these initiatives, we aim to accelerate commercial growth, deepen customer relationships, and position RadNet as a leading provider of AI‑enabled imaging and operational intelligence solutions worldwide.

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

Payors

The fees charged for diagnostic imaging services performed at our centers are paid by a diverse mix of payors:

Commercial Insurance. Generally, insurance companies reimburse us, directly or indirectly, including through the Group or through the contracted radiology groups, on the basis of agreed upon rates. These rates are negotiated and may differ materially with rates set forth in the Medicare Physician Fee Schedule (as described below) for the particular service. The patients may be responsible for certain co-payments or deductibles.

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

We believe that through our comprehensive utilization management ("UM") program we have become highly skilled at assessing and moderating the risks associated with the capitation agreements, so that these agreements are profitable for us. Our UM program is managed by our UM department, which consists of staff who are actively involved with the referring physicians and payor management in both prospective and retrospective review programs. Our UM program includes features such as physician education combined with peer review procedures which are designed to manage our costs while ensuring that patients receive appropriate care.

Medicare/Medicaid. Medicare is the federal health insurance program for people age 65 or older and people under age 65 with certain disabilities. Medicaid, funded by both the federal and state governments, is a state-administered health insurance program for qualifying low-income and medically needy persons. For services for which we bill Medicare directly or indirectly, including through contracted radiologists, we are paid under the Medicare Physician Fee Schedule. Under the Protecting Access to Medicare Act of 2014, Congress introduced a new quality incentive program that, effective January 1, 2016, reduced Medicare payments for certain CT services reimbursed through the Medicare Physician Fee Schedule that are furnished using equipment that does not meet certain dose optimization and management standards. Medicare patients usually pay a 20% co-payment unless they have secondary insurance. Medicaid rates are set by the individual states for each state program and Medicaid patients may be responsible for a modest co-payment.

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

The following table sets forth the number of our centers operated directly or managed through joint ventures for each year during the three-year period ended December 31, 2025:

	Years Ended December 31,
	2025	2024	2023
Total centers owned or managed (at year end)	418	398	366

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2025, the quantity of principal diagnostic equipment available at our imaging centers operated directly or through joint venture investments, including both consolidated and unconsolidated joint ventures:

Equipment Count	Years Ended December 31,
	2025	2024	2023
MRI	420	382	353
CT	230	220	208
PET/CT	74	66	63
Mammography	455	427	405
Ultrasound	976	907	861
X-ray	386	380	363
Nuclear Medicine	52	56	55
Fluoroscopy	110	120	121
Total equipment	2,703	2,558	2,429

The average age of our MRI and CT units is less than five years, and the average age of our PET units is less than four years. The useful life of our MRI, CT and PET units is ten years on average.

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

Headcount and Labor Representation. As of December 31, 2025, we had a total of 8,844 full-time, 432 part-time and 1,988 per diem employees, including those employed by the Group. These numbers include 222 full-time and 88 part-time physicians and 2,835 full-time, 282 part-time and 1,244 per-diem technologists.

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

Sports Marketing Program. Our west coast operations render in stadium digital X-ray for the following organizations: Los Angeles Dodgers, Kings and Lakers. In exchange, we receive season tickets and parking. Contract lengths vary from yearly to up to five years. We also provide radiology services at select imaging centers for the Anaheim Ducks, Los Angeles Angels, Los Angeles Rams, San Francisco 49ers and student athletes of the University of Southern California. Through our east coast operations, we have entered into sponsorship agreements with the Baltimore Ravens of the National Football League and the Baltimore Orioles of Major League Baseball which permit us to state we are the imaging partner to each organization. Both of those agreements are being renewed through 2026.

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

Government Healthcare Programs. We derive a substantial portion of our revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies and/or health plans, including but not limited to those participating in the Medicare Advantage program. During the year ended December 31, 2025, approximately 23.4% of our net service revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 2.5% from state sponsored programs (Medicaid). As a result, any negative changes in governmental capitation or fee-for-service rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing our fees for the specified services. Moreover, if our costs increase, we may not be able to recover our increased costs from these programs.

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

Continued turbulence in domestic and international markets and economies may adversely affect our liquidity and financial condition. Patients may transition work, leave insurance programs, or defer non-emergency procedures, which could reduce overall demand for our services. A decline in global economic conditions could also have a significant impact on the financial condition and operations of our third-party payors, contracting radiology groups, equipment manufacturers and other suppliers.

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

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at the federal, state and local levels have decreased, and may continue to decrease, spending on health and human service programs, including Medicare and Medicaid, which are significant payor sources for our facilities. In periods of high unemployment, we have faced and could continue to face, the risk of potential declines in the population covered under private insurance, patient decisions to postpone or decide against receiving services, potential increases in the uninsured and underinsured populations we serve, and further difficulties in collecting patient co-payment and deductible receivables.

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

We have a substantial number of employees who are paid on a part-time or per diem basis. In 2024, California mandated minimum wage increases for certain industries, including ours. As a result, we experienced increased compensation costs for certain of our employees and vendors beginning in 2025. As minimum wage rates increase, related laws and regulations change, and/or inflationary or other pressures increase wage rates, we and our partners may need to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly or salaried employees. If other states adopt similar minimum wage increases, the effect on our cost of operations would be compounded. In addition, we expect that inflationary pressures will continue to impact our salaries, wages, benefits and other costs.

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

We face various risks related to health epidemics and other outbreaks that have emerged, and could emerge in the future, including:

•restrictions intended to slow the spread of outbreaks, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have led, and may in the future lead, to periods where our imaging procedure volumes drop significantly;
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

Business interruptions due to natural disasters to include but not limited to earthquakes, floods, fires, hurricanes and severe winter storms or other external events beyond our control can adversely affect our business, financial condition or results of operations.

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

A significant portion of our business is derived from federal and state reimbursement programs such as Medicare or Medicaid. From time to time those programs implement changes designed to contain healthcare costs, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business. On October 30, 2025, CMS released the calendar year 2026 Medicare Physician Fee Schedule final rule, which governs Medicare payment for Radnet's services in CY 2026. Medicare payment and coverage policies in the final rule could result in reimbursement reductions or reduced volume of diagnostic imaging services at our imaging centers.

One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Managed care contracting has become very competitive, and reimbursement schedules are at or below Medicare reimbursement levels. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our network could have a negative impact on the utilization and pricing of our services because these organizations will exert greater control over patients’ access to diagnostic imaging services, the selections of the provider of such services and reimbursement rates for those services. Relatedly, reimbursement rate cuts may be pursued as a cost-saving measure by third-party payors resulting from the implementation of the federal No Surprises Act (H.R. 133) and similar insurer-provider payment dispute laws, which also may negatively impact our revenue.

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

The market for diagnostic imaging services is highly competitive. We compete for patients principally on the basis of our reputation, our ability to provide multiple modalities at many of our centers, the location of our centers and the quality of our diagnostic imaging services. Our competitors include independent imaging operators, private equity-backed chains, and smaller regional operators, as well as hospitals, clinics and radiology groups that operate their own imaging equipment. Some of our competitors may have, now or in the future, access to greater financial resources than we do and may have access to newer, more advanced equipment. If we are unable to successfully compete, our business and financial condition could be adversely affected.

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

Our business is substantially dependent on the radiology groups that we contract with to provide medical services at our imaging centers. The radiology groups are party to substantially all of the managed care contracts from which we derive revenue. Under the terms of our management agreements, the radiology groups are required to use their best efforts to provide medical services at our centers as well as any new centers that we open or acquire in their areas of operation. Although our management agreements are for multiple years, the radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the radiology groups’ own financial difficulties, loss of physicians or other circumstances.

If any of our contracted radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. In addition, the radiology group’s relationships with referring physicians are largely responsible for the revenue generated at the centers they service. Any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group.. The termination of a management agreement with a radiology group could result in both short and long-term loss of revenue and adversely affect our performance and competitive position in the markets served by the departing radiology group.

Each of the Group and our third-party contracted radiology practices has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two to five years within defined geographic regions after they cease to be owners or employees, as applicable. In certain states, like California, a covenant not to compete is enforced in limited circumstances involving the sale of a business. In other states, a covenant not to compete will be enforced only:

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

We are experiencing tighter labor conditions in some of the markets we serve. As a result, our contracting radiological practices have experienced increased salary and professional services expenses. Increased expenses for the contracting radiological practices, including the Group, impact our financial results because the management fee we receive from them, which is based on a percentage of their collections, is adjusted annually to take into account their expenses. Neither we, nor our contracted radiology practices, maintain insurance on the lives of any affiliated physicians.

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

We contract with commercial insurance and managed care providers to provide diagnostic imaging services to their members. Some of our healthcare provider customers do not have significant financial resources, liquidity, or access to capital. If these customers experience financial difficulties they may be unable to pay us for the services that we provide. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of certain of our healthcare provider customers. If our health care provider customers suffer financial hardship they could delay or default on their payment obligations to us, reducing our accounts receivable and negatively impacting our results of operations.

Capitation fee arrangements could reduce our operating margins.

For the year ended December 31, 2025, we derived approximately 6% of our total net revenue from capitation arrangements, and we expect to continue to derive a significant portion of our revenue from capitation arrangements in the future. Under capitation arrangements, the payor pays us a pre-determined amount per-patient per-month, and in exchange we are required to provide all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to us as the provider. Our ability to generate profit from these arrangements is dependent on our ability to correctly forecast demand for services for the patient base, negotiate appropriate pre-determined amounts with the payor and efficiently manage the utilization of those services. If we are not successful in forecasting demand patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, or if we are not efficient in managing the utilization of services under these capitation arrangements, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability or penalties under laws and regulations that protect the privacy of personal information, such as HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, U.S. state privacy regulations, such as the California Consumer Privacy Act, or newly emerging U.S. state health information privacy laws, such as those in Washington, Oregon, and Texas. We may be required to comply with state breach notification laws or become subject to mandatory corrective action.

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

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution of our imaging center business. During the past three fiscal years, we have completed acquisitions that have added 35 centers to our fixed-site outpatient diagnostic imaging services.

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

We believe that technological advancements including AI will significantly impact diagnostic imaging services in the future. As part of our growth strategy we have acquired or invested in a number of AI companies and technologies, including DeepHealth, Inc., NuLogix Health, Inc., WhiteRabbit.ai, Aidence Holding B.V. and Quantib B.V. with the expectation that these AI technologies can be developed into solutions that enhance the quality of outcomes for patients via improved diagnostic imaging, reduce operating costs, and correspondingly improve our competitive position. However, the success of our AI investments will depend upon a number of factors, some of which are out of our control, such as:

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

In the future, we may acquire companies that create a new line of business. The process of integrating the acquired business, technology, service and research and development component into our business and operations and entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. In developing a new line of business, we may invest significant time and resources that take away the attention of management that would otherwise be available for ongoing development of our business. In addition, there can be no assurance that our new lines of business will ultimately be successful. The failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on our business, financial condition, and results of operations.

Additionally, we leverage AI and machine learning tools to increase productivity and innovation. We also face potential risks from the use of AI and machine learning tools. Our, or our customers’ sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with employees’ or vendors’ use of generative AI technologies. In addition, we may use AI outputs to inform certain decisions, and AI models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to the potential flaws in the use of AI, we could make incorrect decisions, including decisions that could bias certain individuals or classes of individuals and adversely impact their rights. The rapid development of AI tools could render obsolete certain technologies or tools we currently use, or otherwise provide competitors with a technological edge. New or evolving legislation or regulations might impose restrictions on how AI and machine learning tools can be used, requiring us to adapt our tools or face various penalties for non-compliance, including potential disgorgement of data and associated capabilities. As a result, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liabilities. The AI tools may also be subject to additional, and as yet unidentified, security threats.

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

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation, and administrative agencies promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business.

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
If our operations are found to be in violation of any of the laws and regulations to which we or the radiology practices with which we contract are subject, we may be subject to penalties, including civil and criminal penalties, damages, fines and curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of our being found in violation of these laws and regulations are increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Our centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2025, approximately 25% and 3% of our net service fee revenue came from Medicare and various state Medicaid programs, respectively. A change in the applicable certification status of one of our centers could adversely affect our other centers and, in turn, us as a whole.

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

Our debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current indebtedness and any future indebtedness we incur could adversely affect our financial condition. As of December 31, 2025 term loan indebtedness, excluding related discount, was $1,084.9 million, which $961.1 million was borrowed pursuant to the Barclays Revolving Credit Facility and the Barclays Term Loan and which includes $123.7 million borrowed pursuant to the Truist Revolving Credit Facility and the Truist Term Loan (as such capitalized terms are defined in the notes to our consolidated financial statements, and collectively, the "Barclays and Truist Credit Facilities") at our New Jersey Imaging joint venture. The Company is neither a borrower or guarantor under the Truist Credit Facilities. Our indebtedness could also:

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

We have been required to recognize impairment charges in the past, and may again. In September 2023, we determined that an In-process Research and Development ("IPR&D") indefinite-lived intangible asset related to Aidence Holding B.V.'s Ai Veye Lung Nodule and Veye Clinic would not receive FDA authorization for sale in the U.S. without a new submission and additional expenditures for rework in the original projected timeline. The additional expenditures, delay and reduction of U.S. sales affected the estimated fair value of the related IPR&D intangible asset and resulted in impairment charges of $3.9 million. A future decline in our operating results, future estimated cash flows and other assumptions could impact our estimated fair values, potentially leading to a material impairment of goodwill, other intangible assets, or other long-lived assets, which could adversely affect our financial position and results of operations.

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

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2021 through December 31, 2025, the trading price of our common stock fluctuated from a high of $93.65 per share to a low of $12.03 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Our approach to designing, operating and measuring the effectiveness of our program leverages experienced internal resources, industry-recognized cybersecurity consultants, assessors, healthcare and industry-specific cybersecurity working groups and threat-intelligence platforms, federal law enforcement and the Cybersecurity and Infrastructure Security Agency (“CISA”) partnerships. We use these resources and partnerships, along with our internal expertise, to develop specialized insights pertinent to our business’s cyber-risk, and tailor our cybersecurity strategy to best safeguard our systems and data.

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

We benchmark and evaluate our Cybersecurity and Data Protection Program and data protection maturity against the National Institute of Standards & Technology ("NIST") Cybersecurity Framework and the HIPAA Security Rule. Consistent with these frameworks, our program includes recurring third-party assessments and a vendor risk management program. Our vendor risk management program conducts security assessments to determine a risk profile of potential vendors and third-party partners and integrates ongoing monitoring and periodic re-assessments to ensure compliance with RadNet’s security standards. RadNet’s Vendor Risk Management Team works closely with RadNet Legal, Compliance and Operations teams to address data safety, compliance and legal requirements for each of our vendor/partner engagements.

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

Governance

RadNet is committed to appropriate cybersecurity governance and oversight. Our Cybersecurity and Data Protection Program is the principal responsibility of our Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO"), each of whom have over 20 years of experience in information systems, including cybersecurity training and experience. Additionally, RadNet’s CIO and CISO work closely with our executive management, legal and compliance leaders, and meet regularly to discuss cybersecurity matters and risks.

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

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, and approximately 21,500 square feet is occupied under these leases, which including options, expire June 30, 2037. We also have a regional office of approximately 35,400 square feet in Baltimore, Maryland under a lease, which including options, expires September 30, 2028. In addition, we lease approximately 35,000 square feet of warehouse space nationwide, which expire at various dates, including options, through December 31, 2028.

At December 31, 2025, we operated directly or indirectly through hospital and health system joint ventures, 418 centers located in Arizona, California, Delaware, Florida, Maryland, Virginia, New Jersey, New York, and Texas. We lease the premises at which these facilities are located and do not have options to purchase the facilities we rent. Our most common initial lease term varies in length from 5 to 15 years. Factoring in renewal options, we can have a total span of 10 to 35 years at the facilities we lease. We also lease smaller satellite X-Ray locations, usually for one year terms, that are renewable on mutual consent with the landlord. Rental increases can range from 1% to 10% on an annual basis, depending on the location and market conditions where we do business.

As of December 31, 2025, total square footage operated directly or indirectly under lease, including medical office, administrative and warehouse locations, was approximately 3.2 million square feet. All leasing activity described relates solely to our Imaging Center segment, as our Digital Health leasing activity is currently immaterial.

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

Holders

As of February 27, 2026, the number of holders of record of our common stock was 875.

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

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2021 to 2025 with (i) the cumulative total return of the S&P 500 index and (ii) the cumulative total return of the S&P 500 – Healthcare Sector index. The comparison assumes $100 was invested on December 31, 2020 in our common stock and in each of the foregoing indices and the reinvestment of dividends through December 31, 2025. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

Comparison of Cummulative Five Year Total Return
$500
$400
$300
$200
$100
$0
12/31/20
12/31/21
12/30/22
12/29/23
12/31/24
12/31/25
RadNet, Inc.
S&P 500 Index
S&P Health Care Sector

	ANNUAL RETURN PERCENTAGE Years Ending
Company / Index	12/31/21	12/30/22	12/29/23	12/31/24	12/31/25
RadNet, Inc.	53.86	(37.46)	84.65	100.86	2.16
S&P 500 Index	26.89	(19.44)	24.23	23.31	16.39
S&P Health Care Sector	9.76	(19.87)	5.15	1.76	18.50

	Base	INDEXED RETURNS Years Ending
	Period
Company / Index	12/31/20	12/31/21	12/30/22	12/29/23	12/31/24	12/31/25
RadNet, Inc.	100	153.86	96.22	177.67	356.87	364.59
S&P 500 Index	100	126.89	102.22	126.99	156.59	182.25
S&P Health Care Sector	100	109.76	87.95	92.48	94.10	111.51

Recent Sales of Unregistered Securities
None

Item 6.	Reserved

Not Required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. As of December 31, 2025, we operated directly or indirectly through hospital and health system joint ventures, 418 centers located in Arizona, California, Delaware, Florida, Maryland, Virginia, New Jersey, New York, and Texas. Internationally, our subsidiary, The HLH Imaging Group Limited fka Heart & Lung Imaging Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our consolidated financial statements included in this report.

Our imaging centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients.

In addition to our imaging business, we established a Digital Health business segment during our 2024 fiscal year, which combines our former AI businesses with our eRad, Inc. business. Our Digital Health segment develops and delivers AI-powered health informatics solutions to improve quality, efficiency, and diagnostic outcomes in diagnostic imaging and radiology. We are using AI to develop solutions to assist radiologists and other clinicians in interpreting images and improving radiologist efficiency and patient care. The portfolio of AI and software solutions is anchored by Enterprise Operations solutions (traditionally knowns as RIS), Enterprise Imaging solutions (traditionally known as PACS), and Clinical AI solutions, enabled by the DeepHealth OS, a cloud-native operating system that connects critical aspects of the radiology service line from scheduling and patient preparation to technologist workflow to interpretation and referral management. Our Clinical AI solutions currently cover the fields of diagnosis and screening in the domain of breast, prostate, lung, thyroid, and brain. Across our portfolio of AI solutions, we have 22 FDA clearances and 15 CE marks. Our Digital Health segment provides these solutions to RadNet and to over 2000 customers in the U.S. and outside of the U.S.

As part of our continued strategic expansion in Digital Health, we recently completed three acquisitions: iCAD, Inc., an AI-powered breast health solutions company; See-Mode Technologies, which enhances ultrasound-based diagnostics through artificial intelligence; and CIMAR (UK) Limited, which provides cloud-based medical image storage, PACS, and AI-enabled imaging workflow solutions. We are currently integrating these businesses into our Digital Health segment

The following table presents the total number of imaging centers in operation at year end, including both consolidated and non-consolidated centers, and our consolidated revenues for the years ended December 31, 2025, 2024 and 2023. Revenue from non-consolidated centers is not included in consolidated revenues.

	Years Ended December 31,
	2025	2024	2023
Centers in operation	418	398	366
Total consolidated revenue	$2,040	$1,830	$1,617

Our revenue is derived from a diverse mix of payors, including private payors and commercial insurance companies, managed care capitated payors, and government payors such as Medicare and Medicaid. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total revenue for the years ended December 31, 2025, 2024 and 2023 is summarized in the following table (in thousands):

In Thousands	2025	2024	2023
Commercial insurance	$1,130,114	$1,018,327	$879,792
Medicare	476,987	410,072	356,506
Medicaid	51,736	44,736	42,302
Workers' compensation/personal injury	44,700	43,666	46,406
Other payors	118,599	104,888	87,675
Management fee revenue	27,516	24,676	17,936
Other revenue	65,021	46,724	32,580
Revenue under capitation arrangements	125,537	136,575	153,433
Total revenue	$2,040,210	$1,829,664	$1,616,630

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

Acquisitions, Equity Investments and Joint Venture Activity

The following discussion summarizes certain details concerning our acquisition or disposition of centers, our equity investments, and our joint venture transactions. See Note 4, Business Combinations and Related Activity and Note 2, Summary of Significant Accounting Policies, in the notes accompanying our consolidated financial statements included in this report for further information.

Acquisitions

Imaging Center Segment

Radiology Imaging Center Asset Acquisitions:

During the years ended 2025 and 2024, we completed the acquisition of certain assets of the following entities, which engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in many of our geographic markets. These acquisitions are reported as part of our Imaging Center segment. We made a fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands):

2025:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities	Finance lease
HALO Centers LLC	1/2/2025	$4,200	587	3,238	3,563	50	—	(3,238)	—
Hillcroft Medical Clinic	3/7/2025	$734	278	—	406	50	—	—	—
North County Radiology Oceanside LLC	4/1/2025	$1,702	238	599	1,307	150	7	(599)	—
Faculty Physicians and Surgeons of LLUSM (Palm Imaging)	5/1/2025	$1,400	648	—	702	50	—	—	—
California MSK MSO, LLC (OSS Burbank)	5/1/2025	$500	330	—	70	100	—	—	—
HALO Centers LLC (Indian Wells)	5/1/2025	$7,850	1,714	2,439	6,072	50	15	(2,439)	—
Kolb Radiology P.C.	7/1/2025	$26,659	6,887	5,355	22,396	79	155	(6,125)	(2,088)
Schonholz and Drossman, LLP	9/1/2025	$30,101	2,921	5,566	26,790	295	95	(5,566)	—
Laser Assets, Inc.*	11/1/2025	$29,058	7,145	4,529	22,170	134	(32)	(4,889)	—
Woodburn Nuclear Medicine, Ltd.*	11/1/2025	$29,705	1,658	4,292	27,902	1,105	—	(5,252)	—
River Radiology, PLLC*	11/3/2025	$1,200	798	1,908	244	150	8	(1,908)	—
Total		133,109	23,204	27,925	111,622	2,213	248	(30,015)	(2,088)

*Fair Value Determination is preliminary and subject to change

2024:

Entity	Date Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities	Notes payable and other liabilities
Antelope Valley Outpatient Imaging	2/1/2024	3,530	2,793	563	687	50	—	(563)	—
Grossman Imaging Center of CMH, LLC	3/31/2024	10,343	1,717	6,304	8,500	280	56	(6,514)	—
Providence Health System - Southern California	3/31/2024	7,369	1,378	3,441	5,991	—	—	(3,441)	—
Houston Medical Imaging, LLC	4/1/2024	22,703	15,826	7,929	11,584	1,660	90	(8,089)	(6,297)
U.S. Imaging, Inc.	6/1/2024	4,200	4,025	5,597	—	175	—	(5,597)	—
Global Imaging LLP	9/1/2024	2,900	1,266	—	1,584	50	—	—	—
Stanislaus Surgical Hospital, LLC	9/16/2024	3,000	503	1,468	2,382	100	15	(1,468)	—
Pink Perception, LLC	10/7/2024	4,000	494	407	3,306	200	—	(407)	—
AV Imaging PLLC	11/1/2024	1,000	287	—	663	50	—	—	—
Total		$59,045	$28,289	$25,709	$34,697	$2,565	$161	$(26,079)	$(6,297)

Digital Health Segment

See-Mode Technologies

On June 2, 2025, through our wholly owned subsidiary DH AI International Holdings, B.V, we acquired all of the equity interest in See-Mode Technologies (“See-Mode”), a medical technology company focused on using artificial intelligence to enhance ultrasound-based diagnostics.

See-Mode’s operations are included in our Digital Health segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately of $28.9 million, including: (i) cash of $17.9 million, (ii) a holdback of $2.0 million cash to be released 18 months after acquisition, and (iii) contingent consideration with a fair value of $9.0 million related to three performance milestones payable 50% in cash and 50% in shares of our common stock. We recorded $0.2 million in other net assets, $5.5 million in developed technology, $5.4 million in IPR&D, $20.0 million in goodwill, and $2.2 million in deferred tax liabilities in connection with this transaction.
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

The transaction was accounted for as the acquisition of a business and was completed through an all-stock exchange, with total purchase consideration of approximately $110.7 million based on the fair value of our common stock issued to iCAD shareholders and the fair value of our options issued in exchange for outstanding iCAD options.

We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, which resulted in the recognition of goodwill of approximately $36.6 million, primarily reflecting expected synergies from integrating iCAD’s technology portfolio, established customer relationships, and assembled workforce. In addition, we recorded identifiable intangible assets related to backlog, developed technology, customer relationships, and trade name totaling approximately $38.3 million, consisting of $1.8 million, $0.7 million, $6.8 million, and $29.0 million, respectively, deferred tax asset, net of $20.6 million, Cash, deposits and others of $14.2 million, and property and equipment of $1.1 million.

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

In performing the purchase price allocation, we considered, among other factors, the intended future use of the acquired assets, the historical financial performance, and the expected future contributions of the iCAD business. As of December 31, 2025, the valuation of assets acquired and liabilities assumed is preliminary and subject to change, primarily with respect to the valuation of deferred taxes. The fair value determination will be updated as additional information becomes available during the measurement period.

CIMAR UK Limited

On November 10, 2025, the Company completed the acquisition of all outstanding shares of CIMAR (UK) Limited (“CIMAR”), a United Kingdom–based provider of medical image storage and cloud-based PACS solutions. The acquisition was accounted for as a business combination.

The total purchase consideration was approximately $37.0 million, consisting of $13.2 million in cash, $14.8 million in RadNet common stock issued after year end, a holdback of $3.2 million, and contingent consideration with a fair value of approximately $5.8 million as of the acquisition date, payable upon the achievement of specified recurring revenue targets.

The purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values, resulting in the recognition of goodwill of approximately $20.1 million, which is primarily attributable to expected synergies from integrating CIMAR’s technology and operations with the Company’s Digital Health platform.

Identifiable intangible assets recognized totaled approximately $22.3 million, consisting primarily of customer relationships of approximately $19.7 million, National Health Service ("NHS") and International Organization for Standardization ("ISO") certifications of approximately $2.2 million, and trade names of approximately $0.5 million. In addition, the Company recorded current net liabilities of approximately $0.3 million. The Company also recognized deferred tax liabilities of approximately $5.7 million in connection with the acquisition..

The identifiable intangible assets were valued using income- and cost-based valuation methodologies in accordance with ASC 805. Customer relationships were valued using the multi-period excess earnings method, which considers projected revenues, customer attrition, contributory asset charges, and a market-based discount rate. Trade names were valued using the relief-from-royalty method, based on projected revenues, an estimated royalty rate, and a market-based discount rate. NHS and ISO certifications were valued using a cost approach based on estimated replacement cost. The estimated useful lives are approximately 21 years for customer relationships, 4 years for trade names, and 1 years for certifications.

As of December 31, 2025, the purchase price allocation is preliminary and subject to change during the measurement period, primarily related to refinements in the valuation of intangible assets, contingent consideration, deferred taxes, and other customary purchase accounting adjustments.

Kheiron Medical Technologies LTD

On October 14, 2024, we acquired all of the equity interest in Kheiron Medical Technologies LTD (“Kheiron”), which uses deep learning AI to help radiologists detect breast cancer.

Kheiron’s operations are included in our Digital Health segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $2.3 million, including: i) cash of $0.4 million, ii) cash holdback of $0.5 million to be issued 18 months after acquisition, (iii) acquisition costs incurred by the seller of $0.4 million, and (iv) a settlement of a loan from RadNet of $1.0 million. We recorded $1.2 million in current assets, $2.6 million of IPR&D in intangible assets, and $1.5 million in current liabilities in connection with this transaction.

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
Pacific Diagnostic Imaging Group, LLC. On March 21, 2025, we formed Pacific Diagnostic Imaging Group, LLC (“PDRG”), a Delaware limited liability company. On April 1, 2025, we entered into a partnership with Tri-City Healthcare District (“Tri-City”) by selling a 20% membership interest in PDRG for cash consideration of $337,500. We retained an 80% controlling interest in PDRG. The joint venture operates outpatient imaging centers in Southern California. The transaction did not result in a change of control, and no gain or loss was recognized.
Joint venture investment contributions
Santa Monica Imaging Group, LLC
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

Arizona Diagnostic Radiology Group
During the years ended December 31, 2025 and 2024, we made additional equity contributions of $20.5 million and $1.4 million, respectively, to Arizona Diagnostic Radiology Group ("ADRG", our joint venture with Dignity Health).

On June 12, 2025, we executed a $17.0 million promissory note with Dignity Health, a related party and joint venture member of ADRG. Monthly principal payments of $0.9 million began July 1, 2025, with interest accruing at the Wall Street Journal Prime Rate plus 2%. Future distributions from ADRG to Dignity will be applied to the note balance until fully repaid. The note is expected to mature on December 1, 2026. As of December 31, 2025, we recorded the note balance of $11.4 million in Due from Affiliates on our Consolidated Balance Sheet.
On November 1, 2022 we contributed eight of our imaging centers to ADRG for $12.7 million and recorded a loss of $0.5 million which was calculated as the difference between the transaction price and carrying value of such imaging centers which included equipment and other assets and an allocation of goodwill to such imaging centers. We recorded $4.5 million of the transaction price as an offset due to affiliates while the remaining $8.3 million was recorded as investment in joint venture on our balance sheet. We accounted for the transaction as an adjustment to our equity investment for the value of the assets contributed. To maintain our 49% economic interest in ADRG, we received a distribution from the partnership of $4.5 million to reduce our overall investment to $8.3 million.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain line items within the consolidated statements of operations bear to net revenue for the years 2025, 2024, and 2023.

	Years Ended December 31,
	2025	2024	2023
REVENUE
Service fee revenue	93.8%	92.5%	90.5%
Revenue under capitation arrangements	6.2%	7.5%	9.5%
Total service revenue	100.0%	100.0%	100.0%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	88.5%	86.4%	86.3%
Lease abandonment charges	0.4%	0.1%	0.3%
Depreciation and amortization	7.5%	7.5%	7.9%
Gain on contribution of imaging centers into joint venture	—%	—%	(1.0)%
Loss on sale and disposal of equipment	0.5%	0.1%	0.1%
Severance costs	0.2%	0.1%	0.2%
Total operating expenses	97.0%	94.3%	93.9%
INCOME FROM OPERATIONS	3.0%	5.7%	6.1%

OTHER INCOME AND EXPENSES
Interest expense	3.4%	4.4%	4.0%
Equity in earnings of joint ventures	(0.7)%	(0.8)%	(0.4)%
Non-cash change in fair value of interest rate swaps	0.3%	0.4%	0.5%
Debt restructuring and extinguishment expenses	—%	0.6%	—%
Other income	(1.6)%	(1.4)%	(0.4)%
Total other expenses	1.5%	3.3%	3.8%
INCOME BEFORE INCOME TAXES	1.6%	2.5%	2.4%
Provision for income taxes	(0.7)%	(0.3)%	(0.5)%
NET INCOME	0.8%	2.0%	1.8%
Net income attributable to noncontrolling interest	1.7%	2.0%	1.7%

NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	(0.9)%	0.2%	0.1%

Result Summary
The following table summarizes our consolidated revenue by segments:

In Thousands	Years Ended December 31,
	2025	2024	2023
Operating Revenue
Imaging Center	$1,988,193	$1,792,319	$1,415,513
Digital Health	92,691	65,706	38,058
Intersegment eliminations	(40,674)	(28,361)	(23,510)
Total service revenue	$2,040,210	$1,829,664	$1,430,061

Imaging Center Segment

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Total Revenue

In Thousands	Years Ended December 31,
	2025	2024	$ Increase/(Decrease)	% Change
Total Revenue	$1,988,193	$1,792,319	$195,874	10.9%

Our 10.9% increase in Imaging Center revenue compared to the same period last year was driven by higher fees per imaging procedure and increased procedure volumes. This is a function of procedural volume growth at our consolidated centers. This growth reflects both organic increases at existing centers and incremental volumes from centers acquired since the prior-year period.

The increase in revenue was largely attributable to the procedural volume growth, increased reimbursement from commercial and capitated payors and favorable changes in product mix, as advanced imaging represented a greater proportion of total procedures. A significant contributor to this shift was the increase in PET CT procedures related to prostate cancer and Alzheimer’s-related studies, which are included within advanced modality imaging procedures.

Operating Expenses

Total Imaging Center operating expenses for the year ended December 31, 2025 increased approximately $221.1 million, or 13.2%, from $1.67 billion for the year ended December 31, 2024 to $1.89 billion for the year ended December 31, 2025, primarily due to increase in procedures volumes. The following table sets forth our cost of operations and total operating expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024

Salaries and professional reading fees, excluding stock-based compensation	$1,083,550	$984,280
Stock-based compensation	44,674	26,863
Building and equipment rental	127,798	121,514
Medical supplies	126,126	103,189
Other operating expenses*	355,225	303,952
Cost of operations	1,737,373	1,539,798

Depreciation and amortization	136,297	127,142
Lease abandonment charges	8,563	2,478
Loss on sale and disposal of equipment	9,821	2,257
Severance costs	1,797	1,095
Total operating expenses	$1,893,851	$1,672,770

*Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecommunications, utilities, marketing, travel and other expenses.
     Salaries and professional reading fees, excluding stock-based compensation and severance

In Thousands	Years Ended December 31,
	2025	2024	$ Increase/(Decrease)	% Change
Salaries	$775,640	$711,054	$64,586	9.1%
Professional Fees	307,910	273,226	34,684	12.7%
Salaries and Professional Fees	$1,083,550	$984,280	99,270	10.1%

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
    Stock-based compensation

Stock-based compensation increased $17.8 million, or 66.3%, to approximately $44.7 million for the year ended December 31, 2025 compared to $26.9 million for the year ended December 31, 2024. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.

    Building and equipment rental

In Thousands	Years Ended December 31,
	2025	2024	$ Increase/(Decrease)	% Change
Building rent and common area maintenance	$125,459	$118,467	$6,992	5.9%
Equipment Rental	2,340	3,047	(707)	(23.2)%
Building & Equipment Rental	$127,798	$121,514	6,284	5.2%

Building and equipment rental expense increased primarily as a result of additional centers from openings and acquisitions. Equipment lease expense represents an immaterial portion of total rental expense.
    Medical supplies

In Thousands	Years Ended December 31,
	2025	2024	$ Increase/(Decrease)	% Change
Medical Supplies Expense	$126,126	$103,189	$22,937	22.2%

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

    Other operating expenses

In Thousands	Years Ended December 31,
	2025	2024	$ Increase/(Decrease)	% Change
Other Operating Expenses	$355,225	$303,952	$51,273	16.9%

Other operating expenses, which include outside services, software licensing fees, repair and maintenance, and utilities, have increased $51.3 million, or 16.9%, to approximately $314.6 million for the year ended December 31, 2025 compared to $275.6 million for the year ended December 31, 2024. The increase was primarily attributable to higher professional fees associated with acquisition activity, increased contractor services, and higher equipment and maintenance costs. In addition, certain increases relate to intersegment software licensing fees from the Digital Health segment, which are eliminated in consolidation and therefore impact segment operating results but not consolidated operating income.

Additional segment operating and non-operating expenses:

In Thousands	Years Ended December 31,
	2025	2024	$ Increase/(Decrease)	% Change
Depreciation and Amortization	$136,297	$127,142	$9,155	7.2%
Loss on disposal of equipment and other	$9,821	$2,257	$7,564	335.1%
Other income	($32,066)	($30,336)	($1,730)	5.7%
Debt restructuring and extinguishment expenses	$—	$11,292	($11,292)	(100.0)%
Severance	$1,797	$1,095	$702	64.1%

The increase in depreciation expense was due to higher depreciable asset base, mainly driven by our expanded locations.
The increase in loss on disposal of equipment was primarily driven by a higher volume of fixed asset disposals during the period. These disposals reflect a strategic initiative to replace legacy imaging units with newer AI-enabled and other advanced technologies intended to enhance operational efficiency, clinical capabilities, and long-term productivity.

Other income primarily consists of interest income earned on our cash and cash equivalents.

Lease abandonment charges

In Thousands	Years Ended December 31,
	2025	2024	$ Increase/(Decrease)	% Change
Lease abandonment charges	$8,563	2,478	$6,085	246%

We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers.

During year ended 2025, we experienced lower utilization at seven imaging centers. As a result, we abandoned the leases related to these locations at the end of 2025 and diverted the patients to our other sites in the area. We recorded a charge of approximately $8.6 million in December 2025 related to lease facilities abandonment. The lease abandonment charges include the impairment of associated right-of-use assets of $6.7 million and write off of related leasehold improvements of approximately $1.9 million.

Digital Health Segment
Our Digital Health segment develops and deploys clinical applications to enhance interpretation of medical images and improve patient outcomes with a current emphasis on breast, prostate, and lung cancer diagnostics. The breakdown of revenue and expenses of the segment for the years ended December 31, 2025 and 2024 are as follows:

In Thousands	Years Ended December 31,
	2025	2024	$ change
Revenue	$92,691	$65,706	$26,985
Salaries and Wages	45,207	26,569	18,638
Stock Compensation	9,927	2,971	6,956
Other operating	32,683	24,578	8,105
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	20,155	14,995	5,160
Depreciation & Amort.	15,831	10,696	5,135
Other operating (gain) loss	(163)	19	(182)
Severance	1,348	807	541
Total operating expenses	124,988	80,635	44,353
Loss from operations	(32,297)	(14,929)	(17,368)

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

For the year ended December 31, 2025, Digital Health segment revenues increased $27.0 million or 41.1%, to $92.7 million, compared to $65.7 million for the year ended December 31, 2024. The growth was primarily driven by a 64.9% increase in AI-related revenue and a 29.0% increase in Enterprise Imaging revenue.

External revenue represented 55.3% of total segment revenue for 2025. During the year, the segment’s customer base expanded from 486 to 2,075, and procedure volumes increased from 19.1 million to 24.1 million, primarily reflecting the addition of iCAD.

Annual Recurring Revenue or ARR, at the end of 2025 was $75 million. The Company defines Annual Recurring Revenue ("ARR") as a key subscription economy metric representing the predictable, normalized annualized value of contracted recurring revenue generated from customers from active customer contracts. ARR includes subscription fees, recurring support fees, and contracted usage charges and excludes one-time, non-recurring fees such as, implementation, hardware sales, professional services, consulting and one-off training. ARR is a non-GAAP measure and does not represent GAAP revenue recognized over time.

For the year ended December 31, 2025, results reflect steady organic growth prior to the acquisition and a sharp acceleration in the third quarter following the inclusion of iCAD, highlighting that recent performance was driven primarily by external expansion rather than internal volume increases.

Segment operating expenses increased year over year due to the addition of new costs resulting from acquisitions (iCAD, SeeMode, and CIMAR); investments in the personnel, increased stock-based compensation commensurate with the growing organization, and higher non-capitalized R&D costs, reflecting continued investment in scaling our platforms for broader deployment. We expect the segment to continue operating at a net loss in the near term as integration of iCAD, Inc., See-Mode Technologies, and CIMAR UK progresses.

Consolidated

Interest expense

In Thousands	Years Ended December 31,
Interest Expense	2025	2024	$ Increase/(Decrease)	% Change
Total Interest Expense	$69,913	$79,849	($9,936)	(12.4)%
Interest related to derivatives*	5,004	762
Interest related to amortization**	(3,014)	(2,276)
Adjusted Interest Expense***	$71,903	$78,335	$(6,433)	(8.2)%
*Includes payments from 2019 swaps, inclusive of amortization of other comprehensive income
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other

The decrease in interest expense was primarily due to the repricing transaction of our Barclays Revolving Credit Facility (as defined in the notes to our consolidated financial statements) in the fourth quarter of 2024, which resulted in lower interest rates compared to the same period in the prior year. This benefit was partially offset by the $100.0 million of incremental term loan borrowings under our existing Barclays Revolving Credit Facility in the second quarter of 2025. See Note 8, Credit Facilities and Notes Payable, included in the notes to our consolidated financial statements.

During the year ended December 31, 2025, interest rates were above the arranged rates in our 2019 Swaps for most of the year and we received $7.9 million in cash payments from our 2019 swap counterparties, which were reported as a component of interest expense. Also, the 2019 Swaps for $100 million of notional value matured in October 2023, and were not in effect in 2024. See the Derivative Instruments section of Note 2, Summary of Significant Accounting Policies, in the notes accompanying the consolidated financial statements included in this report and Item 7A — "Quantitative and Qualitative Disclosure About Market Risk" below for more details on our derivative transactions.

Non-cash change in fair value of interest rate hedge

In 2020, we determined that the cash flows from the 2019 swaps did not match the cash flows of our Barclays Term Loan and were therefore ineffective as cash flow hedges. Since that time, in accordance with accounting guidelines, all changes in fair value are being recognized in other income and expense.

The fair value of the 2019 swaps as of December 31, 2025 was a net asset of $0.0 million compared to a net asset of $7.1 million as of December 31, 2024, resulting in a loss $7.1 million during the year ended December 31, 2025. The decrease in fair value was primarily attributable to the expiration of the 2019 swaps during 2025, which reduced the remaining contractual term to zero.

Equity in earnings from unconsolidated joint ventures

For the year ended December 31, 2025 we recognized equity in earnings from unconsolidated joint ventures of $14.9 million versus $14.5 million for the year ended December 31, 2024, an increase of $0.4 million or 2.8%.

Net income attributable to noncontrolling interests

As of December 31, 2025, our consolidated subsidiaries operated 368 imaging centers of which 101 were not wholly-owned and thus a portion of their operating results were attributable to noncontrolling interests. At December 31, 2024, our consolidated subsidiaries included 345 centers of which 100 were not wholly-owned. As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health segment which generated losses of $30.3 million in 2025, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

For the year ended December 31, 2025, we recognized net income attributable to noncontrolling interests of $35.7 million versus $36.0 million for the year ended December 31, 2024, a decrease of $0.3 million.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, as adjusted to exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishment, bargain purchase gains, loss on de-consolidation of joint ventures, gain on contribution of imaging centers into joint ventures, and non-cash equity compensation.  Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or one-time events that take place during the period.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023, respectively (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net (Loss) Income Attributable To Radnet, Inc. Common Stockholders	$(18,652)	$2,793	$3,044
Income taxes	14,862	6,026	8,473
Interest expense	69,913	79,849	64,483
Severance costs	3,145	1,902	3,778
Depreciation and amortization	152,127	137,838	128,391
Non-cash employee stock-based compensation	54,601	29,833	26,785
Loss on sale and disposal of equipment and other	9,658	2,276	2,187
Non-cash change in fair value of interest rate hedge	7,112	8,006	8,185
Other (income) expenses	(32,066)	(24,916)	(6,354)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	20,155	14,995	1,308
Lease abandonment charges	8,563	2,478	5,146
Gain on contribution of imaging centers into joint venture	—	—	(16,808)
Loss on extinguishment of debt and related expenses	—	11,292	—
Non-cash change to contingent consideration	110	1,974	(4,075)
Acquisition related non-cash intangible adjustment	—	—	3,950
Non-operational rent expenses	3,247	4,233	3,629
Acquisition transaction costs	7,446	880	222

Adjusted EBITDA - Radnet, Inc.	$300,221	$279,459	$232,344

NOTE
Adjusted EBITDA - Imaging Center Segment	284,710	264,901	225,846

Adjusted EBITDA - Digital Health Segment	$15,511	$14,558	$6,498

The following table is a reconciliation of GAAP net income for our Digital Health Segment to Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023 respectively.

	Year Ended December 31,
	2025	2024	2023
Segment net loss	$(30,299)	$(19,925)	$(5,154)
Stock Compensation	9,927	2,971	2,211
Depreciation & Amortization	15,831	10,696	8,250
Other operating loss	(163)	19	(4)
Other income	—	5,419	4,537
Severance	1,348	807	1,805
Income taxes	(2,011)	(424)	(1,906)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	20,155	14,995	—
Non-cash change to contingent consideration	710	—	(7,191)
Acquisition related to non-cash intangible adjustment	—	—	3,950

Adjusted EBITDA - Digital Health Segment	$15,511	$14,558	$6,498

Liquidity and Capital Resources

The cash we generate from our core operations enables us to fund ongoing operations, our research and development for new products and technologies including our investment in AI, and acquisition or expansion of imaging centers. We expect to continue to generate positive cash flows from operations for the foreseeable future. In March 2024, we closed on a public offering of our common stock raising net proceeds, after deducting underwriting discounts, commissions, and expenses, of $230.2 million. Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2025, as well as in the long-term.

The following table summarizes key balance sheet data as of December 31, 2025 and December 31, 2024 and income statement data for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Balance Sheet Data as of December 31,	2025	2024
Cash and cash equivalents	$767,215	$740,020
Accounts receivable	200,317	185,821
Working capital (exclusive of current operating lease liability)	507,298	596,158
Stockholders' equity	1,355,886	1,133,410

Income Statement data for the years ended December 31,	2025	2024	2023
Total revenue	$2,040,210	$1,829,664	$1,616,630
Net (loss) income attributable to RadNet, Inc. common stockholders	(18,652)	2,793	3,044

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
We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund the rapid growth of our business, including through draw-downs on existing or new debt facilities or financing funds. We expect to fund any future capital requirements primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior secured credit facilities or through new equity or debt issuances. We and our subsidiaries or affiliates may from time to time, in our sole discretion, purchase, repay, redeem, or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the years ended December 31, 2025, 2024 and 2023, respectively, in thousands:

Cash Flow Data	2025	2024	2023
Cash provided by operating activities	$298,820	$233,023	$220,863
Cash used in investing activities	(343,865)	(233,070)	(201,470)
Cash provided by financing activities	72,207	397,950	195,635

Cash provided by operating activities for the year ended December 31, 2025 included $308.6 million of net income, adjusted for non-cash items such as depreciation and amortization, non-cash lease expense, stock-based compensation and deferred taxes, offset by a $9.8 million change in assets and liabilities. The $65.8 million increase in cash provided by operating activities for the year ended December 31, 2025 compared to December 31, 2024 was primarily driven by favorable changes in working capital.

Cash used in investing activities for the year ended December 31, 2025 increased from the year ended December 31, 2024 by $110.8 million. Purchases of imaging centers and other acquisitions during the period was $133.4 million, a $89.8 million increase from the prior period. Cash payments for capital expenditures on property and equipment during the period was $213.3 million, a $25.2 million increase from the prior period.

Cash provided by financing activities for the year ended December 31, 2025 decreased by $325.7 million compared to the year ended December 31, 2024. Financing activity in 2024 included a public equity offering that generated $218.4 million in net proceeds and a refinancing of the Barclays Revolving Credit Facility that resulted in an additional $167.9 million of cash. In 2025, financing activity primarily consisted of a $100.0 million incremental term loan under the Barclays Credit Agreement, partially offset by repayment of term loans, notes, and lease payables of $27.8 million.

Based on current operating performance, cash on hand and available borrowing capacity, management believes the Company has sufficient liquidity to meet its short-term working capital needs and contractual obligations.

Over the long term, the Company expects to fund operations, capital expenditures and acquisitions through a combination of cash generated from operations, available credit facilities and access to capital markets, as appropriate.

Senior Credit Facilities:
We maintain secured credit facilities with Barclays Bank PLC and Truist Bank.
On April 18, 2024, we refinanced our Barclays Credit Facility, replacing the prior facility with an $875.0 million term loan and a $282.0 million revolving credit facility. The refinance transaction reduced our interest rates on the Barclays Term Loan and Revolving Credit Facility and extended the maturity date for the term loan to April 18, 2031, and for the revolving credit facility to April 18, 2029. The new term loan calls for quarterly principal payments of $2.2 million, compared to $1.8 million under the prior credit facility.

Included in our consolidated balance sheet at December 31, 2025 are $1,072.6 million of total term loan debt (net of unamortized discounts of $12.2 million) displayed below in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loans	$961,119	$(11,759)	$949,360
Truist Term Loan	123,750	(462)	123,288
Total Term Loans	$1,084,869	$(12,221)	$1,072,648

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility as of December 31, 2025 and had reserved $9.0 million for certain letters of credit. The remaining $273.0 million of our Barclays Revolving Credit Facility was available to draw upon as of December 31, 2025. We also had no balance under our $50.0 million Truist Revolving Credit Facility as of December 31, 2025, and with no letters of credit reserved against the facility, the full amount was available to draw upon. For more information on our secured credit facilities see Note 8, Credit Facilities and Notes Payable, in the notes accompanying our consolidated financial statements in this report.

Contractual Commitments

Our future obligations for notes payable, lines of credit, and equipment and building operating leases for the next five years and thereafter include (dollars in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Notes payable	$27,928	$129,447	$12,673	$10,003	$9,758	$912,331	$1,102,140
Interest and fees on notes payable	67,908	65,272	70,382	58,743	58,142	18,980	339,427
Operating leases (1)	113,443	112,258	110,435	100,428	97,619	582,128	1,116,310
Total	$209,279	$306,977	$193,490	$169,174	$165,519	$1,513,439	$2,557,877

(1)Includes interest component of operating lease obligations.

    We have service agreements with various vendors under which they have agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under these agreements, we are committed to minimum payments of approximately $34.0 million in 2026.

Critical Accounting Policies
The SEC defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in this annual report on Form 10-K, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates. The critical areas involving management’s judgments and estimates are described below.

USE OF ESTIMATES - The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements, our disclosure of contingent assets and liabilities at the dates of the financial statements, and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

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
As it relates to the Group (as defined in Item 1 of this Form 10-K), this service fee revenue includes payments for both the professional medical interpretation revenue recognized by them as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to other centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, digital health support services, and advertising, marketing, and promotional activities.
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
ACCOUNTS RECEIVABLE – Substantially all of our accounts receivable are due under fee-for-service contracts from third-party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. We continuously monitor collections from our payors and maintain an allowance for credit losses based upon specific payor collection issues that we have identified and our historical experience.
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

Additional Information

Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2025, 2024, and 2023 is included in the consolidated financial statements and notes thereto in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We generate substantially all of our revenues and incur substantially all of our expenses in United States dollars. As a result, our financial results are unlikely to be materially affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets.

We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Euro, Canadian Dollar, Hungarian Forint and Pound Sterling. We have AI operations in the Netherlands, radiology services in the United Kingdom, and maintain research and development centers in Canada and Hungary. At the present time, we do not have any foreign currency exchange contracts to mitigate this risk. On December 31, 2025, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the above-mentioned currencies, would have resulted in an annual increase of approximately $0.4 million in operating expenses.
Interest Rate Sensitivity. We pay interest on various types of debt instruments to our suppliers and lending institutions. The agreements entail either fixed or variable interest rates. Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities. Accordingly, our interest expense, and consequently our earnings, are affected by changes in short term interest rates. We purchased the 2019 swaps to mitigate interest rate risk on a portion of our outstanding term loan debt, as described below.
We can elect SOFR or Alternative Base Rate interest rate options on amounts outstanding under the Barclays Term Loan. On December 31, 2025, after giving effect to the $400 million notional amount of our 2019 swaps, we had $561.1 million outstanding subject to a SOFR election on our Barclays Term Loan, at an effective rate plus applicable margin of 6.07%. A hypothetical 1% increase in the SOFR rates under the Barclays Credit Facility would result in an increase of $5.6 million in annual interest expense and a corresponding decrease in income before taxes.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist Credit Facility. On December 31, 2025, we had $123.7 million outstanding subject to an adjusted SOFR election on our Truist Term Loan. On December 31, 2025, our effective SOFR rate plus applicable margin was 5.27%. A hypothetical 1% increase in the adjusted SOFR rates under the Truist Credit Facility would result in an increase of approximately $1.2 million in annual interest expense and a corresponding decrease in income before taxes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RadNet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Valuation of Accounts Receivable
Description of the Matter	For the year ended December 31, 2025, the Company’s accounts receivable was $200.3 million. As discussed in Note 2 to the consolidated financial statements, substantially all of accounts receivable is due under fee-for-service contracts from third-party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. The valuation of accounts receivable is determined based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payors. Estimates of contractual allowances and implicit price concessions associated with third-party payors and any amounts due directly from patients are based upon historical collection experience from such payors. The contractual allowance estimation process is periodically reviewed to consider and incorporate updates to laws and regulations, and contractual terms resulting from contract negotiations and renewals. The estimated implicit price concessions (based primarily on historical collection experience) are related to amounts due directly from patients to record accounts receivable at the estimated amounts the Company expects to collect.

Auditing management’s estimates of contractual allowances and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the valuation of accounts receivable. This included testing controls related to management’s review of the methodology, significant assumptions and inputs used in the determination of the estimated amount that would be collected for services rendered during the period. We also tested controls over the current and historical data used by management in determining this estimate, including the completeness and accuracy of the data.

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
Los Angeles, California
March 2, 2026

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$767,215	$740,020
Accounts receivable, net	200,317	185,821
Due from affiliates	12,592	41,869
Prepaid expenses and other current assets	52,003	51,542
Total current assets	1,032,127	1,019,252
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	807,702	694,791
Operating lease right-of-use assets	690,250	639,740
Total property, equipment and right-of-use assets	1,497,952	1,334,531
OTHER ASSETS
Goodwill	907,663	710,663
Other intangible assets	148,508	81,351
Deferred financing costs	1,684	2,265
Investment in joint ventures	130,340	104,057
Deposits and other	40,289	34,571
Total assets	$3,758,563	$3,286,690
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$422,029	$351,464
Due to affiliates	70,104	43,650
Deferred revenue	7,272	3,288
Current portion of operating lease liability	61,934	56,618
Current portion of notes payable	25,424	24,692
Total current liabilities	586,763	479,712
LONG-TERM LIABILITIES
Long-term operating lease liability	707,001	655,979
Notes payable, net of current portion	1,064,495	991,574
Deferred tax liability, net	21,903	22,230
Other non-current liabilities	22,515	3,785
Total liabilities	2,402,677	2,153,280
EQUITY
RadNet, Inc. stockholders' equity:
Common stock - $.0001 par value, 200,000,000 shares authorized; 77,399,615 and 74,036,993 shares issued and outstanding at December 31, 2025 and 2024 respectively	8	7
Additional paid-in-capital	1,180,434	988,147
Accumulated other comprehensive income (loss)	4,885	(9,061)
Accumulated deficit	(95,437)	(76,785)
Total RadNet, Inc.'s stockholders' equity	1,089,890	902,308
Noncontrolling interests	265,996	231,102
Total equity	1,355,886	1,133,410
Total liabilities and equity	$3,758,563	$3,286,690

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2025	2024	2023
REVENUE
Service fee revenue	$1,914,673	$1,693,089	1,463,197
Revenue under capitation arrangements	125,537	136,575	153,433
Total service revenue	2,040,210	1,829,664	1,616,630
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	1,804,725	1,580,549	1,395,239
Lease abandonment charges	8,563	2,478	5,146
Depreciation and amortization	152,127	137,838	128,391
Gain on contribution of imaging centers into joint venture	—	—	(16,808)
Loss on sale and disposal of equipment	9,658	2,276	2,187
Severance costs	3,145	1,902	3,778
Total operating expenses	1,978,218	1,725,043	1,517,933
INCOME FROM OPERATIONS	61,992	104,621	98,697

OTHER INCOME AND EXPENSES
Interest expense	69,913	79,849	64,483
Equity in earnings of joint ventures	(14,876)	(14,472)	(6,427)
Non-cash change in fair value of interest rate swaps	7,112	8,006	8,185
Debt restructuring and extinguishment expenses	—	11,292	—
Other income	(32,066)	(24,916)	(6,354)
Total other expenses, net	30,083	59,759	59,887
INCOME BEFORE INCOME TAXES	31,909	44,862	38,810
Provision for income taxes	(14,862)	(6,026)	(8,473)
NET INCOME	17,047	38,836	30,337
Net income attributable to noncontrolling interest	35,699	36,043	27,293

NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(18,652)	$2,793	$3,044

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.25)	$0.04	$0.05

DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.25)	$0.04	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	75,189,872	73,037,237	63,580,059
Diluted	75,189,872	74,762,332	64,658,299

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2025	2024	2023
NET INCOME	$17,047	$38,836	$30,337
Currency translation adjustments	13,081	(5,929)	4,617
Change in fair value of cash flow hedge from prior periods reclassified to earnings	2,273	9,352	3,576
COMPREHENSIVE INCOME	32,401	42,259	38,530
Less comprehensive income attributable to noncontrolling interests	35,699	36,043	27,293
Less foreign currency translation adjustments	1,408	—	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(4,706)	$6,216	$11,237

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
BALANCE - December 31, 2022	57,723,125	$6	$436,288	$(20,677)	$(82,622)	$332,995	$158,457	$491,452
Issuance of common stock upon exercise of options	12,424	—	142	—	—	142	—	142
Issuance of common stock under the equity compensation plan	1,166,362	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	26,785	—	—	26,785	—	26,785
Issuance of common stock, net of issuance costs	8,711,250	1	245,831	—	—	245,832	—	245,832
Forfeiture of restricted stock	(35,542)	—	—	—	—	—	—	—
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5,972)	(5,972)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,885	2,885
Sale of economic interests in controlled subsidiary, net of taxes	—	—	2,236	—	—	2,236	—	2,236
Issuance of common stock in connection with acquisitions	378,699	—	11,470	—	—	11,470	—	11,470
Change in cumulative currency translation adjustment	—	—	—	4,617	—	4,617	—	4,617
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	3,576	—	3,576	—	3,576
Other	—	—	(2)	—	—	(2)	1	(1)
Net income	—	—	—	—	3,044	3,044	27,293	30,337
BALANCE - December 31, 2023	67,956,318	$7	$722,750	$(12,484)	$(79,578)	$630,695	$182,664	$813,359
Issuance of common stock upon exercise of options	70,793	—	667	—	—	667	—	667
Issuance of common stock under the equity compensation plan	730,189	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	29,986	—	—	29,986	—	29,986
Issuance of common stock, net of issuance costs	5,232,500	—	218,385	—	—	218,385	—	218,385
Forfeiture of restricted stock	(47,826)	—	(153)	—	—	(153)	—	(153)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(4,522)	(4,522)
Sale of economic interests in controlled subsidiary, net of taxes	—	—	11,905	—	—	11,905	16,917	28,822
Issuance of common stock in connection with acquisitions	95,019	—	4,607	—	—	4,607	—	4,607
Change in cumulative currency translation adjustment	—	—	—	(5,929)	—	(5,929)	—	(5,929)
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	9,352	—	9,352	—	9,352
Net income	—	—	—	—	2,793	2,793	36,043	38,836
BALANCE - December 31, 2024	74,036,993	$7	$988,147	$(9,061)	$(76,785)	$902,308	$231,102	$1,133,410

Issuance of common stock upon exercise of options	334,780	1	5,449	—	—	5,450	—	5,450
Issuance of common stock under the equity compensation plan	1,101,879	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	54,834	—	—	54,834	—	54,834
Forfeiture of restricted stock	(9,306)	—	(233)	—	—	(233)	—	(233)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(4,602)	(4,602)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,389	2,389
Issuance of common stock in connection with acquisitions	1,935,269	—	132,237	—	—	132,237	—	132,237
Change in cumulative currency translation adjustment	—	—	—	11,673	—	11,673	1,408	13,081
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	2,273	—	2,273	—	2,273
Net (loss) income	—	—	—	—	(18,652)	(18,652)	35,699	17,047
BALANCE - December 31, 2025	77,399,615	$8	$1,180,434	$4,885	$(95,437)	$1,089,890	$265,996	$1,355,886

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,047	$38,836	$30,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,127	137,838	128,391
Non-cash lease expense	59,867	60,552	61,102
Equity in earnings of joint ventures, net of dividend	(5,803)	(9,926)	9,176
Amortization of deferred financing costs and loan discount	3,014	3,093	2,987
Loss on sale and disposal of equipment	9,658	2,276	2,187
Loss on extinguishment of debt	—	3,903	—
Gain on contribution of imaging centers into joint venture	—	—	(16,808)
Lease abandonment charges	8,563	2,478	5,146
Amortization of cash flow hedge	2,273	9,352	3,576
Non-cash change in fair value of interest rate swaps	7,112	8,006	8,185
Stock-based compensation	54,601	29,833	26,785
Loss on impairment	—	1,275	3,949
Change in fair value of contingent consideration	111	1,995	(3,880)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(9,560)	(21,767)	2,650
Other current assets	2,279	(32,790)	(8,441)
Other assets	(5,710)	10,723	(1,484)
Deferred taxes	10,828	6,454	6,056
Operating lease liability	(62,816)	(54,866)	(54,763)
Deferred revenue	2,813	(1,359)	626
Accounts payable, accrued expenses and other	52,416	37,117	15,086
Net cash provided by operating activities	298,820	233,023	220,863
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions, net of cash acquired	(133,422)	(43,661)	(10,918)
Purchase of property and equipment	(213,251)	(188,070)	(176,600)
Proceeds from sale of equipment	1,288	157	83
Equity contributions in existing and purchase of interest in joint ventures	(4,147)	(1,496)	(14,035)
Collection of notes receivable	5,667	—	—
Net cash used in investing activities	(343,865)	(233,070)	(201,470)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(7,025)	(5,989)	(2,930)
Payments on term loan debt	(20,756)	(692,437)	(41,063)
Proceeds from issuance of debt, net of issuance costs	99,001	863,757	—
Sale of noncontrolling interests	2,389	22,357	5,121
Payments of contingent consideration and holdbacks	(2,249)	(4,268)	(5,495)
Distributions paid to noncontrolling interests	(4,602)	(4,522)	(5,972)
Proceeds from issuance of common stock	—	218,385	245,832
Proceeds from issuance of common stock upon exercise of options	5,449	667	142
Net cash provided by financing activities	72,207	397,950	195,635
EFFECT OF EXCHANGE RATE CHANGES ON CASH	33	(453)	(292)
NET INCREASE IN CASH AND CASH EQUIVALENTS	27,195	397,450	214,736
CASH AND CASH EQUIVALENTS, beginning of period	740,020	342,570	127,834
CASH AND CASH EQUIVALENTS, end of period	$767,215	$740,020	$342,570
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$72,266	$84,601	$64,695

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $91.9 million, $65.6 million, and $67.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, that we had not paid for as of December 31, 2025, 2024 and 2023, respectively. The accrual for such amounts is included in our consolidated balance sheets under accounts payable, accrued expenses and other.

During the year ended 2025, we acquired certain assets from entities engaged in the practice of radiology or related businesses. These acquisitions included holdbacks and other liabilities totaling $36.0 million that we had not paid for as of December 31, 2025. The accrued amounts are reflected in our consolidated balance sheets under accrued expenses and other non-current liabilities.
During the year ended 2025, we recognized equity consideration as non-cash investing activities in connection with certain business acquisitions. The aggregate fair value of the equity consideration recognized, including shares issued and shares to be issued and recorded in additional paid-in capital, was $132.2 million.
During the year ended 2025, we made a deemed contribution to a joint venture of approximately $16.3 million, which resulted in a corresponding decrease in due from affiliates.
On June 12, 2025, we entered into a $17.0 million promissory note with Dignity Health, a related party and joint venture member of Arizona Diagnostic Radiology Group, LLC, which formalized amounts previously recorded as due from affiliates. The issuance of the note was a noncash transaction and resulted in a reclassification of the outstanding balance.
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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At December 31, 2025, we operated directly or indirectly through hospital and health system joint ventures, 418 centers located in Arizona, California, Delaware, Florida, Maryland, Virginia, New Jersey, New York, and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting.

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

The Consolidated Medical Group on a combined basis recognized $262.8 million, $221.1 million, and $205.6 million of revenue, net of management services fees to RadNet, for the years ended December 31, 2025, 2024, and 2023, respectively and $262.8 million, $221.1 million, and $205.6 million of operating expenses for the years ended December 31, 2025, 2024, and 2023, respectively. RadNet, Inc. recognized $925.0 million, $928.1 million, and $849.4 million of total billed net service fee revenue for the years ended December 31, 2025, 2024, and 2023, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

In our consolidated balance sheets at December 31, 2025 and December 31, 2024, we have included approximately $137.5 million and $103.0 million, respectively, of accounts receivable and approximately $34.9 million and $22.7 million of accounts payable and accrued liabilities related to the Consolidated Medical Group, respectively. The cash flows of the Consolidated Medical Group are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

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
As it relates to the Consolidated Medical Group, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by the Consolidated Medical Group as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees. As it relates to other centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, digital health support services and advertising, marketing and promotional activities.
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

Our total revenues for the years ended December 31, 2025, 2024, and 2023 are presented in the table below. Our patient service revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type, along with revenue generated from our management services and other sources such as software and AI.

In Thousands	2025	2024	2023
Commercial insurance	$1,130,114	$1,018,327	$879,792
Medicare	476,987	410,072	356,506
Medicaid	51,736	44,736	42,302
Workers' compensation/personal injury	44,700	43,666	46,406
Other payors	118,599	104,888	87,675
Management fee revenue	27,516	24,676	17,936
Other revenue	65,021	46,724	32,580
Revenue under capitation arrangements	125,537	136,575	153,433
Total revenue	$2,040,210	$1,829,664	$1,616,630

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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivables from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on factoring agreements are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long-term portion. Amounts remaining to be collected on these agreements were $3.5 million and $4.2 million at December 31, 2025 and 2024, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES - Accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2025	2024
Accounts payable	$153,234	$96,450
Accrued expenses	154,991	153,252
Accrued salary and benefits	74,009	68,242
Accrued professional fees	39,795	33,520
Total	$422,029	$351,464

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

For the years ended December 31, 2025, 2024, and 2023, we recorded approximately $39.3 million, $27.8 million, and $20.2 million, respectively, in revenue related to our software business which is included in service fee revenue in our consolidated statements of operations. At December 31, 2025 we had deferred revenue of approximately $0.8 million associated with these sales which we expect to recognize into revenue over the next 12 months.

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

DEFERRED FINANCING COSTS – Costs of financing are deferred and amortized using the effective interest rate method. Deferred financing costs are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $1.7 million and $2.3 million as of December 31, 2025 and 2024, respectively. See Note 8, Credit Facilities and Notes Payable for more information on our revolving lines of credit.

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

Acquisition-related costs are expensed as incurred and are included in Cost of operations, excluding depreciation and amortization, in the consolidated statements of operations. During the years ended 2025, 2024, and 2023, such cost totaled approximately $7.4 million, $0.9 million, and $0.2 million, respectively,

GOODWILL AND INDEFINITE LIVED INTANGIBLES – Goodwill totaled $907.7 million and $710.7 million at December 31, 2025 and 2024, respectively. Indefinite lived intangible assets were $18.5 million at December 31, 2025 and $13.0 million at 2024 and are associated with the value of certain trade name intangibles and in process research and development ("IPR&D"). Goodwill, trade name intangibles and IPR&D are recorded as a result of business combinations. If we determine that the carrying value of a reporting unit exceeds its fair value, an impairment charge equal to such excess, not to exceed the total amount of goodwill allocated to that reporting unit, is recognized. We determine fair values for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.

We tested goodwill, trade name and IPR&D for impairment on October 1, 2025. The estimated fair value of the IPR&D intangible asset was determined using the multi-period excess earnings method, while the estimated fair value of the tradename was determined using the relief-from-royalty method, each under the income approach. Our annual impairment test as of October 1, 2025 noted no impairment, and we have not identified any indicators of impairment through December 31, 2025.

LONG-LIVED ASSETS – We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill and indefinite lived intangible assets, for impairment when events or changes indicate the carrying amount of an asset may not be recoverable. Accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. For the years ended December 31, 2025, 2024 and 2023, we recorded lease abandonment of $1.9 million, $0.7 million, and $2.5 million, respectively pertaining to leasehold improvements at facilities that we shut down. See the Leases discussion below for more information. Other than this, we determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired during any periods presented.

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
ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of December 31, 2025. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.

We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers. During the years ended 2025 2024, and 2023, we experienced lower utilization at various imaging centers which resulted in the closure of these locations and the recognition of lease abandonment charges of approximately $8.6 million, $2.5 million and $5.1 million for the year ended December 31, 2025, 2024 and 2023, respectively, in our Imaging Center segment. Of these amounts, $6.7 million, $1.8 million and $2.7 million were related to right-of-use assets impairment and $1.9 million, $0.7 million, and $2.5 million were related to the write-off of leasehold improvements for the years ending December 31, 2025, 2024 and 2023, respectively.

UNINSURED RISKS – We maintain a high-deductible workers’ compensation insurance policy. We have recorded liabilities of $7.0 million and $5.6 million at December 31, 2025 and 2024, respectively, for the estimated future cash obligations associated with the unpaid portion of the workers compensation claims incurred.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits. The policy has a deductible which is $10,000 per incidence for all years covered by this report.

In order to eliminate the exposure for claims not reported during the regular malpractice policy period, we have purchased a medical malpractice claims made tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires. As of December 31, 2025, this policy remained in effect.

We have entered into an arrangement with Blue Shield to administer and process claims under a self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2025 and 2024 of $9.9 million and $7.8 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $250,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

EMPLOYEE BENEFIT PLAN – We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. We can elect to provide a matching contribution in the amount to a maximum of 1.0% per 4.0% of employee contributions. We contributed $3.9 million and $3.6 million in matching for the years ended December 31, 2025 and 2024.

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

In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan( the "DeepHealth" plan, including outstanding options awards that can be exercised for our common stock. No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan.
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
See Note 11, Stock-Based Compensation, for more information.

FOREIGN CURRENCY TRANSLATION – For our operations in Canada, Europe, Australia and the United Kingdom, the functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive loss. Gains and losses related to the foreign currency portion of international transactions are included in the determination of net income. The following is a reconciliation of Foreign Currency Translation amounts for the years ended December 31, 2025, 2024 and 2023 is provided below (in thousands):

Currency Translation
Balance as of December 31, 2022	$(4,385)
Currency Translation Adjustments	4,617
Balance as of December 31, 2023	232
Currency Translation Adjustments	(5,929)
Balance as of December 31, 2024	(5,697)
Currency Translation Adjustments	13,081
Balance as of December 31, 2025	$7,384

OTHER COMPREHENSIVE INCOME (LOSS) – Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) ("OCI") and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in OCI. The components of OCI for the years ended December 31, 2025, 2024, and 2023 are included in the consolidated statements of comprehensive income.

INTEREST ON SECURITIES - We recognized income from interest on securities of approximately $31.9 million and $31.4 million for the year ended December 31, 2025 and 2024, respectively. This income is recorded within Other non-operating income in our Consolidated Statements of Operations.
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

DERIVATIVE INSTRUMENTS
2019 swaps:
In the second quarter of 2019, we entered into four forward interest rate agreements ("2019 swaps"). The 2019 swaps have total notional amounts of $500,000,000, consisting of two agreements of $50,000,000 each and two agreements of $200,000,000 each. The 2019 swaps secured a constant interest rate associated with portions of our variable rate bank debt and had an effective date of October 13, 2020. They matured in October 2023 for the two smaller notional swaps and in October 2025 for the two larger notional swaps. Under these arrangements, we arranged the 2019 swaps with locked in 1 month Term Secured Overnight Financing Rate ("SOFR") rates at 1.89% for the $100,000,000 notional and at 1.98% for the $400,000,000 notional.
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

A tabular presentation of the effect of derivative instruments on our other comprehensive income of the 2019 Swaps which were ineffective is as follows (amounts in thousands):

For the years ended	Account	Beginning Balance	Amount of other comprehensive loss recognized on derivative net of taxes	Amount of loss reclassified out of accumulated OCI into income (prior period effective portion), net of taxes*	Ending Balance

December 31, 2025	Accumulated Other Comprehensive Loss, net of taxes	$(2,273)	$—	$2,273	$—
December 31, 2024	Accumulated Other Comprehensive Loss, net of taxes	$(11,625)	$—	$9,352	$(2,273)
December 31, 2023	Accumulated Other Comprehensive Loss, net of taxes	$(15,201)	$—	$3,576	$(11,625)
*Net of taxes of $0.7 million, $3.0 million and $1.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

A tabular presentation of the effect of derivative instruments on our statement of operations of the 2019 Swaps is as follows (amounts in thousands):

For the year ended	Amount of gain (loss) recognized in income on derivative (current period ineffective portion)	Location of gain (loss) recognized in Income on derivative (current period ineffective portion)	Amount of loss reclassified from accumulated other comprehensive income (loss) into income (prior period effective portion)	Net receipts (payments) associated with swap	Location of loss reclassified from accumulated other comprehensive income (loss) into income (prior period effective portion) and net receipts (payments) associated with swap

December 31, 2025	$7,112	Non-cash change in fair value of interest rate swaps	$(2,273)	$7,932	Interest Expense
December 31, 2024	$(8,006)	Non-cash change in fair value of interest rate swaps	$(9,352)	$13,126	Interest Expense
December 31, 2023	$(8,185)	Non-cash change in fair value of interest rate swaps	$(3,576)	$14,541	Interest Expense
Net receipts (payments) associated with swap are reported as operating activities in the statement of cash flows.

CONTINGENT CONSIDERATION
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
See-Mode Technologies Pte. Ltd.
On June 2, 2025, we, through our wholly owned subsidiary DH AI International Holdings, B.V., completed our acquisition of all the equity interests of See-Mode Technologies Pte. Ltd., a Singapore-based AI company specializing in medical imaging. As part of the purchase agreement, we agreed to pay up to $12.7 million in contingent consideration in RadNet common stock and cash, based on the achievement of three clinical and regulatory milestones:

First Milestone ($4.3 million): Payable upon successful implementation of the company’s thyroid ultrasound detection product at four RadNet imaging centers, and execution of at least two new customer contracts totaling $150,000 in aggregate annual contract value by March 31, 2026. On November 3, 2025, we settled the first milestone by issuing 27,673 shares of our common stock at an ascribed value of $2.1 million and $2.2 million in cash.

Second Milestone ($4.2 million): Payable upon FDA 510(k) clearance of the company’s breast ultrasound detection product, with submission required by March 31, 2026 and approval by December 31, 2026.

Third Milestone ($4.2 million): Payable upon FDA 510(k) clearance of a new ultrasound product, with submission required by June 30, 2027 and approval by March 31, 2028.

Each contingent amount is payable 50% in cash and 50% in RadNet common shares. As of December 31, 2025, the fair value of the contingent consideration is assessed quarterly based on the probability of milestone achievement, which as of the acquisition date was determined by management to be 80% and 50% for the Second and Third Milestone, respectively.

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

The fair value of the contingent consideration was estimated at $4.5 million at the acquisition date using a Monte Carlo simulation under a risk-neutral framework that modeled projected MRI revenues and discounted expected payments at term-matched U.S. Treasury rates plus RadNet’s credit spread. Key assumptions included a 2.3% revenue risk premium, 15% revenue volatility, 50% operational leverage ratio, and 2.3% credit spread.

CIMAR UK Limited

On November 10, 2025, the Company completed the acquisition of CIMAR (UK) Limited. The purchase agreement includes contingent consideration payable based on the achievement of specified recurring revenue targets.

The contingent consideration provides for aggregate payments of up to approximately $15.1 million and includes two performance-based milestones tied to recurring revenue generated during measurement periods between 2026 and 2028. Each milestone becomes payable only if at least 90% of the applicable revenue target is achieved, with payments proportionately reduced for achievement between 90% and 100% of the target. Any contingent consideration earned is payable 50% in cash and 50% in RadNet common stock.

At the acquisition date, the Company recorded a contingent consideration liability of approximately $5.7 million, which relates solely to the first performance-based milestone. The second milestone was assigned a fair value of zero at the acquisition date. The fair value of the contingent consideration was estimated at the acquisition date using a Monte Carlo simulation under a risk-neutral framework that projected revenue-based performance milestones, R&D Deferred Consideration, and discounted expected payments at term-matched U.S. Treasury rates plus RadNet's credit spread. Key assumptions included a 2.5% revenue risk premium, 30% revenue volatility, 60% operational leverage ratio, and 2.6% credit spread.

The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in earnings. As of December 31, 2025, the contingent consideration liability related to the CIMAR acquisition was approximately $5.8 million.
A tabular roll-forward of contingent consideration is as follows (amounts in thousands):

For the year ended December 31, 2025
Entity	Account	January 1, 2025 Balance	Additions	Settlement of Contingent Consideration	Change in Valuation of Contingent Consideration	December 31, 2025 Balance
See-Mode Technologies Pte. Ltd.	Accrued expenses and other non-current liabilities	$—	8,966	(4,348)	711	$5,329
Kolb Radiology P.C.	Accrued expenses and other non-current liabilities	$—	4,500	—	(600)	$3,900
CIMAR UK Limited	Accrued expenses and other non-current liabilities	$—	5,753	—	—	$5,753

For the year ended December 31, 2024
Entity	Account	January 1, 2024 Balance	Settlement of Contingent Consideration	Change in Valuation of Contingent Consideration	Currency Translation	December 31, 2024 Balance
Heart & Lung Limited	Accrued Expenses & Other Long Term Liabilities	$6,242	$(8,221)	$1,060	$919	$—

For the year ended December 31, 2023
Entity	Account	January 1, 2023 Balance	Settlement of Contingent Consideration	Change in Valuation of Contingent Consideration	Currency Translation	December 31, 2023 Balance
Aidence	Other Long Term Liabilities	$7,158	$—	$(7,158)	$—	$—
Quantib	Accrued Expenses & Other Long Term Liabilities	$2,134	$(3,535)	$1,401	$—	$—
Montclair	Accrued Expenses	$1,200	$—	$(1,200)	$—	$—
Heart & Lung Limited	Accrued Expenses & Other Long Term Liabilities	$11,053	$(7,854)	$2,476	$567	$6,242
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

The estimated fair value of these contracts was determined using Level 2 inputs. More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward SOFR curve in 2024. respectively. The forward SOFR curve and forward LIBOR curve are readily available in the public markets or can be derived from information available in the public markets.
Contingent Consideration:
The tables below summarize the estimated fair values of contingencies and holdbacks relating to our acquisitions that are subject to fair value measurements and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
See-Mode Technologies Pte. Ltd.	$—	$—	$5,329	$5,329
Kolb Radiology P.C.	—	—	3,900	3,900
CIMAR UK Limited	—	—	5,753	5,753

Long Term Debt

The table below summarizes the estimated fair value and carrying amount of our Barclays Term Loans and Truist Term Loan long-term debt as follows (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$1,087,272	$—	$1,087,272	$1,084,869

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loans and Truist Term Loan	$—	$1,006,713	$—	$1,006,713	$1,005,625

Our Barclays Revolving Credit Facility had no aggregate principal amount outstanding as of December 31, 2025 and 2024, respectively. Our Truist Revolving Credit Facility had no aggregate principal amount outstanding as of December 31, 2025 and 2024, respectively.

The estimated fair values of our long-term debt, which is discussed in Note 8, was determined using Level 2 inputs for the Barclays and Truist Term Loans. Level 2 inputs primarily relate to comparable market prices.

We consider the carrying amounts of cash and cash equivalents, receivables, other current assets, and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. Additionally, we consider the carrying amount of our notes payable to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Years Ended December 31,
	2025	2024	2023
Net (loss) income attributable to RadNet, Inc. common stockholders	$(18,652)	$2,793	$3,044

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	75,189,872	73,037,237	63,580,059
Basic net (loss) income per share attributable to RadNet, Inc. common stockholders	$(0.25)	$0.04	$0.05
DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	75,189,872	73,037,237	63,580,059
Add nonvested restricted stock subject only to service vesting	—	296,849	202,995
Add additional shares issuable upon exercise of stock options, warrants and holdback shares	—	1,428,246	875,245
Weighted average number of common shares used in calculating diluted net income per share	75,189,872	74,762,332	64,658,299
Net (loss) income attributable to RadNet, Inc's common stockholders for diluted share calculation	$(18,652)	$2,793	$3,044
Diluted net (loss) income per share attributable to RadNet, Inc. common stockholders	$(0.25)	$0.04	$0.05

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Nonvested restricted stock subject to service vesting	920,249	—	—
Shares issuable upon the exercise of stock options	849,518	—	754,131
Weighted average shares for which the exercise price exceeds the average market price of common stock	—	—	70,760

INVESTMENTS IN EQUITY SECURITIES- Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

As of December 31, 2025, we have five equity investments with an aggregate carry value of $10.8 million. No observable price changes or impairments in our investments were identified in the year ended December 31, 2025, 2024, and 2023, except as disclosed below.
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

INVESTMENT IN JOINT VENTURES – We have 12 unconsolidated joint ventures that represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of December 31, 2025.

The table below summarizes our ownership interest in these joint ventures as of December 31, 2025:

Joint Venture	Percentage Ownership
Franklin Imaging, LLC	49%
Greater Baltimore Diagnostic Imaging	50%
Advanced Imaging at St. Joseph Medical Center, LLC	49%
Carroll County Radiology, LLC	40%
Baltimore Washington Imaging Center, LLC	35%
Calvert Medical Imaging Centers, LLC	50%
Montgomery Community Magnetic Imaging Ctr LP	49%
Mt. Airy Imaging Center, LLC	40%
Orange County Radiation Oncology, LLC	40%
Arizona Diagnostic Radiology Group LLC	49%
Glendale Advanced Imaging Center, LLC	55%
Santa Monica Imaging Group LLC	49%

Joint venture investment and financial information

The following table is a summary of our investment in joint ventures during the years ended December 31, 2025 and 2024 (in thousands):

Balance as of December 31, 2023	$92,710
Equity in earnings in these joint ventures	14,472
Distribution of earnings	(4,546)
Equity contributions in existing and purchase of interest in joint ventures	1,496
Impairment loss	(75)
Balance as of December 31, 2024	$104,057
Equity in earnings in these joint ventures	14,876
Distribution of earnings	(9,073)
Equity contributions in existing and purchase of interest in joint ventures	20,480
Balance as of December 31, 2025	$130,340

We charged management service fees from the imaging centers underlying these joint ventures of approximately $26.0 million, $24.1 million, and $17.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As we have the ability to exercise significant influence over our joint venture entities, we consider them related parties. Amounts transacted between ourselves and the entities in the ordinary course of business are disclosed on our balance sheet in the due from/to affiliate accounts.
During the year ended December 31, 2024, we have identified an other than temporary impairment in certain of our investments in joint ventures. As a result, we have recognized a $0.1 million impairment loss on certain of our joint venture investment in our Imaging Center segment, which has been recorded within "Other income" in our Consolidated Statements of Operations.

The following table is a summary of key financial data for these joint ventures as of December 31, 2025 and 2024, respectively, and for the years ended December 31, 2025, 2024 and 2023, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2025	2024
Current assets	$79,220	$61,158
Noncurrent assets	227,447	232,750
Current liabilities	(10,682)	(53,182)
Noncurrent liabilities	(71,298)	(70,241)
Total net assets	$224,687	$170,485

	2025	2024	2023
Net revenue	$286,667	$264,471	$184,194
Net income	$31,992	$30,833	$12,968

During the years ended December 31, 2025 and 2024, we made additional equity contributions of $20.5 million and $1.4 million, respectively, to Arizona Diagnostic Radiology Group ("ADRG", our joint venture with Dignity Health).
Promissory Note from Joint Venture Member

On June 12, 2025, we executed a $17.0 million promissory note with Dignity Health, a related party and joint venture member of Arizona Diagnostic Radiology Group, LLC ("ADRG"). Monthly principal payments of $0.9 million begun July 1, 2025, with interest accruing at the Wall Street Journal Prime Rate plus 2%. Future distributions from ADRG to Dignity will be applied to the note balance until fully repaid. The note is expected to mature on December 1, 2026. As of December 31, 2025, we recorded the note balance of $11.4 million in Due from Affiliates on our Consolidated Balance Sheet.

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

In December 2023, the FASB issued Accounting Standards Updates (ASUs) 2023-09 ("ASU 2023-09"), Income Tax (Topic 740) Improvements to Income Tax Disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. The Company adopted ASU 2023-09 on a retrospective basis in fiscal 2025. The adoption impacted only the Company’s income tax disclosures and did not have an impact on its financial condition or results of operations.

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

In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05 (“ASU 2025-05”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to improve the consistency and operability of applying the current expected credit loss (“CECL”) model to accounts receivable and contract assets. The amendments clarify certain aspects of estimating expected credit losses, including guidance related to the consideration of credit enhancements, the assessment of collectability, and the presentation and disclosure of credit losses for these financial assets. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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
NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment

During the years ended 2025, 2024 and 2023, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the California, Delaware, Maryland, Virginia, New Jersey, Texas and New York markets. As of December 31, 2025, we made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands). The valuation of assets acquired and liabilities assumed has not yet been finalized and remains subject to change, primarily related to the completeness of accrued liabilities, the accuracy of fixed asset valuations, and other customary purchase accounting adjustments. The fair value determination is preliminary and may be updated as additional information becomes available.

2025:

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other Assets	Right of Use Liabilities	Finance lease
HALO Centers LLC	1/2/2025	$4,200	587	3,238	3,563	50	—	(3,238)	—
Hillcroft Medical Clinic	3/7/2025	$734	278	—	406	50	—	—	—
North County Radiology Oceanside LLC	4/1/2025	$1,702	238	599	1,307	150	7	(599)	—
Faculty Physicians and Surgeons of LLUSM (Palm Imaging)	5/1/2025	$1,400	648	—	702	50	—	—	—
California MSK MSO, LLC (OSS Burbank)	5/1/2025	$500	330	—	70	100	—	—	—
HALO Centers LLC (Indian Wells)	5/1/2025	$7,850	1,714	2,439	6,072	50	15	(2,439)	—
Kolb Radiology P.C.	7/1/2025	$26,659	6,887	5,355	22,396	79	155	(6,125)	(2,088)
Schonholz and Drossman, LLP	9/1/2025	$30,101	2,921	5,566	26,790	295	95	(5,566)	—
Laser Assets, Inc.*	11/1/2025	$29,058	7,145	4,529	22,170	134	(32)	(4,889)	—
Woodburn Nuclear Medicine, Ltd.*	11/1/2025	$29,705	1,658	4,292	27,902	1,105	—	(5,252)	—
River Radiology, PLLC*	11/3/2025	$1,200	798	1,908	244	150	8	(1,908)	—
Total		133,109	23,204	27,925	111,622	2,213	248	(30,015)	(2,088)

*Fair Value Determination is preliminary and subject to change
In connection with these 2025 Imaging Centers acquisitions, we have added $1.1 million of covenant not to compete and $1.1 million of definite-lived trade names, which are subject to amortization, to our intangible assets.
In connection with these 2025 Imaging Centers acquisitions, the aggregate consideration transferred consisted of $117.2 million in cash, $15.9 million related to holdback and contingent consideration liabilities and in other liabilities.

2024:

Entity	Date Acquired	Total Purchase Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Other	Right of Use Liabilities	Notes payable and other liabilities
Antelope Valley Outpatient Imaging	2/1/2024	3,530	2,793	563	687	50	—	(563)	—
Grossman Imaging Center of CMH, LLC	3/31/2024	10,343	1,717	6,304	8,500	280	56	(6,514)	—
Providence Health System - Southern California	3/31/2024	7,369	1,378	3,441	5,991	—	—	(3,441)	—
Houston Medical Imaging, LLC	4/1/2024	22,703	15,826	7,929	11,584	1,660	90	(8,089)	(6,297)
U.S. Imaging, Inc.	6/1/2024	4,200	4,025	5,597	—	175	—	(5,597)	—
Global Imaging LLP	9/1/2024	2,900	1,266	—	1,584	50	—	—	—
Stanislaus Surgical Hospital, LLC	9/16/2024	3,000	503	1,468	2,382	100	15	(1,468)	—
Pink Perception, LLC	10/7/2024	4,000	494	407	3,306	200	—	(407)	—
AV Imaging PLLC	11/1/2024	1,000	287	—	663	50	—	—	—
Total		$59,045	$28,289	$25,709	$34,697	$2,565	$161	$(26,079)	$(6,297)

In connection with these 2024 imaging centers acquisitions, we have added $1.2 million of covenant not to compete, which is subject to amortization, and $1.4 million of indefinite-lived trade names to our intangible assets.

Factors contributing to the recognition of the amount of goodwill were primarily based on anticipated strategic and synergistic benefits that are expected to be realized from the acquisitions.

Digital Health Segment

See-Mode Technologies

On June 2, 2025, we, through or wholly owned subsidiary DH AI International Holdings, B.V., acquired all of the equity interest in See-Mode Technologies Pte. Ltd. (“See-Mode”), a medical technology company focused on using artificial intelligence to enhance ultrasound-based diagnostics.

See-Mode’s operations are included in our Digital Health segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $28.9 million, including: (i) cash of $17.9 million, (ii) a holdback of $2.0 million cash to be released 18 months after acquisition, and (iii) contingent consideration with a fair value of $9.0 million related to three performance milestones payable 50% in cash and 50% in shares of our common stock. We recorded $0.2 million in other net assets, $5.5 million in developed technology, $5.4 million in IPR&D, $20.0 million in goodwill, and $2.2 million in deferred tax liabilities in connection with this transaction.
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

The transaction was accounted for as the acquisition of a business and was completed through an all-stock exchange, with total purchase consideration of approximately $110.7 million based on the fair value of our common stock issued to iCAD shareholders and the fair value of our options issued in exchange for outstanding iCAD options.

We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, which resulted in the recognition of goodwill of approximately $36.6 million, primarily reflecting expected synergies from integrating iCAD’s technology portfolio, established customer relationships, and assembled workforce. In addition, we recorded identifiable intangible assets related to backlog, developed technology, customer relationships, and trade name totaling approximately $38.3 million, consisting of $1.8 million, $0.7 million, $6.8 million, and $29.0 million, respectively, deferred tax asset, net of $20.6 million, Cash, deposits and others of $14.2 million, and property and equipment of $1.1 million.

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

In performing the purchase price allocation, we considered, among other factors, the intended future use of the acquired assets, the historical financial performance, and the expected future contributions of the iCAD business. As of December 31, 2025, the valuation of assets acquired and liabilities assumed is preliminary and subject to change, primarily with respect to the valuation of deferred taxes. The fair value determination will be updated as additional information becomes available during the measurement period.

CIMAR UK Limited

On November 10, 2025, the Company completed the acquisition of all outstanding shares of CIMAR (UK) Limited (“CIMAR”), a United Kingdom–based provider of medical image storage and cloud-based PACS solutions. The acquisition was accounted for as a business combination.

The total purchase consideration was approximately $37.0 million, consisting of $13.2 million in cash, $14.8 million in RadNet common stock issued after year end, a holdback of $3.2 million, and contingent consideration with a fair value of approximately $5.8 million as of the acquisition date, payable upon the achievement of specified recurring revenue targets.

The purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values, resulting in the recognition of goodwill of approximately $20.1 million, which is primarily attributable to expected synergies from integrating CIMAR’s technology and operations with the Company’s Digital Health platform.

Identifiable intangible assets recognized totaled approximately $22.3 million, consisting primarily of customer relationships of approximately $19.6 million, NHS and ISO certifications of approximately $2.2 million, and trade names of approximately $0.5 million. In addition, the Company recorded current net assets of approximately $0.3 million. The Company also recognized deferred tax liabilities of approximately $5.7 million in connection with the acquisition..

The identifiable intangible assets were valued using income- and cost-based valuation methodologies in accordance with ASC 805. Customer relationships were valued using the multi-period excess earnings method, which considers projected revenues, customer attrition, contributory asset charges, and a market-based discount rate. Trade names were valued using the relief-from-royalty method, based on projected revenues, an estimated royalty rate, and a market-based discount rate. NHS and ISO certifications were valued using a cost approach based on estimated replacement cost. The estimated useful lives are approximately 21 years for customer relationships, 4 years for trade names, and 1 years for certifications.

As of December 31, 2025, the purchase price allocation is preliminary and subject to change during the measurement period, primarily related to refinements in the valuation of intangible assets, contingent consideration, deferred taxes, and other customary purchase accounting adjustments.

Kheiron Medical Technologies LTD

On October 14, 2024, we acquired all of the equity interest in Kheiron Medical Technologies LTD (“Kheiron”), which uses deep learning AI to help radiologists detect breast cancer.

Kheiron’s operations are included in our Digital Health segment for reporting purposes. The transaction was accounted for as the acquisition of a business with a total purchase consideration of approximately $2.3 million, including: i) cash of $0.4 million, ii) cash holdback of $0.5 million to be issued 18 months after acquisition, (iii) acquisition costs incurred by the seller of $0.4 million and (iv) a settlement of a loan from RadNet of $1.0 million. We recorded $1.2 million in current assets, $2.6 million of IPR&D in intangible assets, and $1.5 million in current liabilities in connection with this transaction.
In performing the purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Kheiron business.
Subsidiary activity
Formation of majority owned subsidiary and sale of economic interest
Pacific Diagnostic Imaging Group, LLC. On March 21, 2025, we formed Pacific Diagnostic Imaging Group, LLC (“PDRG”), a Delaware limited liability company. On April 1, 2025, we entered into a partnership with Tri-City Healthcare District (“Tri-City”) by selling a 20% membership interest in PDRG for cash consideration of $0.3 million. We retained an 80% controlling interest in PDRG. The joint venture operates outpatient imaging centers in Southern California. The transaction did not result in a change of control, and no gain or loss was recognized.
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

The following tables reflect certain financial data for each reportable segment:

Year Ended December 31, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$1,988,193	$52,017	$2,040,210
Intersegment revenues	—	40,674	40,674
	$1,988,193	$92,691	$2,080,884
Reconciliation of revenue
Elimination of intersegment revenues			(40,674)
Total consolidated revenues			$2,040,210

Less:
Other segment items*	$1,745,989	$107,973
Segment profit (loss)	242,204	(15,282)	226,922

Reconciliation of segment profit
Depreciation and amortization			(152,127)
Loss on sale and disposal of equipment and other			(9,658)
Severance costs			(3,145)
Interest expense			(69,913)
Equity in earnings of joint ventures			14,876
Non-cash change in fair value of interest rate swaps			(7,112)
Other income			32,066

Income before income taxes			$31,909

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Year Ended December 31, 2024
	Imaging Center	Digital health	Total
Revenues from external customers	$1,792,319	$37,345	$1,829,664
Intersegment revenues	—	28,361	28,361
	1,792,319	65,706	1,858,025
Reconciliation of revenue
Elimination of intersegment revenues			(28,361)
Total consolidated revenues			$1,829,664

Less:
Other segment items*	$1,542,274	$69,114
Segment profit (loss)	250,045	(3,408)	246,637

Reconciliation of segment profit
Depreciation and amortization			(137,838)
Loss on sale and disposal of equipment and other			(2,276)
Severance costs			(1,902)
Interest expense			(79,849)
Equity in earnings of joint ventures			14,472
Non-cash change in fair value of interest rate swaps			(8,006)
Debt restructuring and extinguishment expenses			(11,292)
Other income			24,916

Income before income taxes			$44,862

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Year Ended December 31, 2023
	Imaging Center	Digital health	Total
Revenues from external customers	$1,590,564	$26,066	$1,616,630
Intersegment revenues	—	23,510	23,510
	1,590,564	49,576	1,640,140
Reconciliation of revenue
Elimination of intersegment revenues			(23,510)
Total consolidated revenues			$1,616,630

Less:
Other segment items*	$1,381,847	$42,048
Segment profit (loss)	208,717	7,528	216,245

Reconciliation of segment profit
Depreciation and amortization			(128,391)
Loss on sale and disposal of equipment and other			(2,187)
Severance costs			(3,778)
Interest expense			(64,483)
Equity in earnings of joint ventures			6,427
Non-cash change in fair value of interest rate swaps			(8,185)
Debt restructuring and extinguishment expenses			—
Other income			6,354
Gain on contribution of imaging centers into joint venture			16,808

Income before income taxes			$38,810

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Substantially all of our property, equipment and right-of-use assets were located in the United States as of December 31, 2025 and 2024.

Service revenue attributed to countries that represent a significant portion of consolidated service revenue are as follows (in thousands):

	2025	2024	2023
United States	$2,006,237	$1,802,422	$1,599,745
Other countries	33,973	27,242	16,885
Total	$2,040,210	$1,829,664	$1,616,630

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded as a result of business combinations. The following is a reconciliation of Goodwill by business segment for the years ended December 31, 2024 and December 31, 2025 (in thousands):

	Imaging Center	Digital Health	Total
Balance as of December 31, 2023	$594,257	$85,206	$679,463
Goodwill from acquisitions	$34,697	$—	$34,697
Currency translation	(417)	(3,080)	(3,497)
Balance as of December 31, 2024	$628,537	$82,126	$710,663
Goodwill from acquisitions	111,622	76,617	188,239
Measurement period and other adjustments	—	87	87
Currency translation	1,734	6,940	8,674
Balance as of December 31, 2025	$741,893	$165,770	$907,663

The amount of goodwill that is expected to be deductible for tax purposes as for 2025 is $232.8 million.

Other intangible assets are primarily related to our business combinations and software development. They include the estimated fair values of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names.

Total amortization expense was $16.1 million, $12.5 million, and $12.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management service agreements are amortized over 25 years using the straight line method. Software development is capitalized and amortized over the useful life of the software when placed into service. Trade names are reviewed annually for impairment.

The following table shows annual amortization expense, by asset classes that will be recorded over each of the next five years and thereafter (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$2,096	$13,531	5.8
Covenant not to compete and other contracts	2,039	1,745	1,655	1,195	119	—	6,753	3.6
Customer Relationships	3,914	3,736	3,694	3,694	3,694	43,016	61,748	16.9
Patent and Trademarks	763	391	326	67	43	83	1,673	3.1
Developed Technology & Software	9,712	9,177	9,177	3,958	3,227	5,770	41,021	5.0
Trade Names amortized	394	394	359	252	127	336	1,862	5.6
Certifications	1867	—	—	—	—	—	1,867	0.8
Others	438	438	438	219	—	—	1,533	3.4
Trade Names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	10,020	10,020
Total Annual Amortization	$21,414	$18,168	$17,936	$11,672	$9,497	$69,821	$148,508

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2025	2024
Land	$250	$250
Medical equipment	872,464	807,624
Computer and office equipment, furniture and fixtures	100,604	134,355
Software costs	63,373	56,261
Leasehold improvements	711,368	618,725
Equipment originally acquired under finance/capital lease	11,557	13,235
Total property and equipment cost	1,759,616	1,630,450
Accumulated depreciation	(951,914)	(935,659)
Total property and equipment	$807,702	$694,791

Included in our property and equipment at December 31, 2025 is approximately $48.0 million total of construction in process amounts consisting of $28.8 million in medical equipment, $3.2 million in computer and office equipment, and $15.8 million in leasehold improvements.

Included in our property and equipment at December 31, 2024 is approximately $56.6 million total of construction in process amounts consisting of $31.3 million in medical equipment, $0.9 million in computer and office equipment, and $24.4 million in leasehold improvements.

Depreciation and amortization expense of property and equipment, including amortization of equipment under finance leases, for the years ended December 31, 2025, 2024 and 2023 was $136.1 million ($131.4 million in Imaging Center segment and $4.7 million in Digital Health segment), $125.3 million ($122.5 million in Imaging Center segment and $2.9 million in Digital Health segment) and $116.2 million ($115.0 million in Imaging Center segment and $1.2 million in Digital Health segment), respectively.

NOTE 8 - CREDIT FACILITIES AND NOTES PAYABLE

At December 31, 2025 we had two principal secured credit facilities consisting of our Barclays credit facility and our Truist credit facility. Each facility includes a term loan component and a revolving credit facility. At December 31, 2025, we were in compliance with all covenants under our credit facilities.

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

On June 11, 2025, we entered into Incremental Amendment No. 2 to the Barclays Credit Agreement (the “Second Amendment”), pursuant to which Barclays Bank PLC, as lender, provided an additional $100.0 million, net of a $1.0 million discount, of incremental term loan borrowings under our existing senior secured term loan facility, all other terms remained the same. Amounts deferred will be amortized over the remaining terms of the respective credit facilities under the Barclays Credit Agreement. Pursuant to the Second Amendment, we are required to make quarterly principal payments of approximately $2.4 million, compared to $2.2 million prior to the amendment. The remaining outstanding principal will be due as a lump-sum payment on April 18, 2031, the maturity date of the term loan.

Barclays Term Loan:

The Barclays Term Loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates (without giving effect to our 2019 Swaps) were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
As of December 31, 2024	SOFR plus 2.25% Prime Rate plus 1.25%	6.77% (credit spread adjustment of —% ) 8.8%
As of December 31, 2025	SOFR plus 2.25% Prime Rate plus 1.25%	6.07% (credit spread adjustment of 0.00% ) 8.0%

With the most recent restatement, we are required to make quarterly principal payments of $2.2 million (up from $1.8 million under the prior credit agreement). The Barclays Term Loan will mature on April 18, 2031 unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility is deferred financing costs, net of accumulated amortization, of $1.3 million at December 31, 2025.

After we entered the first amendment on November 26, 2024, amounts borrowed under the Barclays Revolving Credit Facility bear interest at either SOFR plus 2.75% or the Prime Rate plus 1.8% (with step-downs based on attainment of certain first lien net leverage ratio benchmarks). As of December 31, 2025, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 10.50%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at December 31, 2025. After reserves of $9.0 million for certain letters of credit, $273.0 million was available to draw upon as of December 31, 2025.

The Barclays Revolving Credit Facility terminates on April 18, 2029, unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Truist Credit Facility
On October 7, 2022 our subsidiary New Jersey Imaging Network, Inc.("NJIN") entered into Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Truist Credit Agreement”), with Truist Bank and the lenders and financial institutions named therein, which provides for a $150.0 million term loan (the "Truist Term Loan") and a $50.0 million revolving credit facility (the “Truist Revolving Credit Facility”). The Truist Credit agreement is secured by the assets of NJIN. NJIN, and not the Company, is both the borrower and guarantor of the Truist Credit Agreement.
Truist Term Loan:

The Truist Term Loan currently bears interest at SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At December 31, 2025 the applicable margin for SOFR was 1.5%.

We are required to make quarterly principal payments of $1.9 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist Revolving Credit Facility is a $50.0 million secured revolving credit facility. Associated with the Truist Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $0.4 million at December 31, 2025.

Amounts borrowed under the Truist Revolving Credit Facility bear interest at either SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.30% per annum accrues on the unused revolver commitments under the Truist Revolving Credit Facility.

We had no balance under our $50.0 million Truist Revolving Credit Facility at December 31, 2025. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of December 31, 2025.

The Truist Revolving Credit Facility terminates on October 7, 2027, unless otherwise accelerated under the terms of the Truist Credit Agreement.

Notes Payable

We have issued certain notes payable in connection with the purchase of equipment previously leased under operating leases.

Debt Obligations
As of December 31, 2025 and 2024 our term loan debt and other obligations are as follows (in thousands):

	December 31, 2025	December 31, 2024
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$961,119	$870,625
Discount on Barclays Term Loans	(11,759)	(12,929)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	123,750	135,000
Discount on Truist Term Loan Agreement	(462)	(726)
Revolving Credit Facilities	—	—
Equipment notes payable at 3.6% to 7.2%, due through 2029, collateralized by medical equipment	17,271	24,296
Total debt obligations	1,089,919	1,016,266
Less: current portion	(25,424)	(24,692)
Long term portion of debt obligations	$1,064,495	$991,574

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts and repayments on our revolving credit facilities for years ending December 31 (in thousands)

2026	$27,928
2027	129,447
2028	12,673
2029	10,003
2030	9,758
Thereafter	912,331
Total notes payable obligations	$1,102,140

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

The components of lease expense were as follows:

	Years ended December 31,
(In thousands)	2025	2024	2023

Operating lease cost(1)	$122,721	$111,966	$106,954

Finance lease cost:
Depreciation of leased equipment	$87	$109	$1,204
Interest on lease liabilities	—	—	—
Total finance lease cost	$87	$109	$1,204

(1) Operating lease cost above for the year ended December 31, 2025, 2024, and 2023 included $6.7 million, $1.8 million, and $2.7 million, respectively in lease abandonment charges. Please see our discussion in the Leases section of Note 2, Summary of Significant Accounting Policies.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
(In thousands)	2025	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$105,312	$103,215	$101,516
Right-of-use & Equipment assets obtained in exchange for lease obligations:
Operating leases	113,796	109,446	55,852

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rates)	December 31,
	2025	2024

Operating Leases
Operating lease right-of-use assets	$690,250	$639,740
Current portion of operating lease liability	61,934	56,618
Long-term operating lease liability	707,001	655,979
Total operating lease liabilities	$768,935	$712,597

Finance Leases
Equipment at cost	$11,557	$13,235
Accumulated depreciation	(11,156)	(12,747)
Equipment, net	$401	$488

Weighted Average Remaining Lease Term
Operating leases - years	10.6	10.6

Weighted Average Discount Rate
Operating leases	7.2%	6.9%

Maturities of lease liabilities were as follows:

(In thousands)
Operating Leases
Year Ending December 31,

2026	$113,443
2027	112,258
2028	110,435
2029	100,428
2030	97,619
Thereafter	582,128
Total Lease Payments	1,116,310
Less imputed interest	(347,375)
Total	$768,935

As of December 31, 2025, we have additional operating leases for facilities and medical equipment that have not yet commenced of approximately $12.2 million. These operating leases will commence in 2026 with lease terms of 1 to 15 years.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2025, 2024 and 2023, we have the following income (loss) before income taxes (in thousands):

	December 31,
	2025	2024	2023
US Domestic	$50,367	$60,704	$60,374
Foreign	(18,458)	(15,842)	(21,564)
Income before income taxes	$31,909	$44,862	$38,810

For the years ended December 31, 2025, 2024 and 2023, we recognized income tax expense comprised of the following (in thousands):

	December 31,
	2025	2024	2023
Federal current tax	$—	$—	$—
State current tax	4,039	2,375	3,442
Foreign current tax	1,022	1,302	638
Other current tax	—	—	—
Total current expenses	5,061	3,677	4,080

Federal deferred tax	9,526	3,269	8,960
State deferred tax	1,990	(246)	(2,724)
Foreign deferred tax	(1,715)	(674)	(1,843)
Total deferred expenses	9,801	2,349	4,393

Income tax expense	14,862	6,026	8,473

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$6,701	21.00%	$9,416	20.99%	$8,150	21.00%

State and Local Income Taxes, Net of Federal Income Tax Effect[1]	4,663	14.61%	1,957	4.36%	1,451	3.74%

Foreign Tax Effects

Netherlands
Statutory tax rate difference between Netherlands and U.S.	(891)	(2.79)%	(866)	(1.93)%	(1,116)	(2.88)%
Change in valuation allowance	4,071	12.76%	4,181	9.32%	4,064	10.47%
Other	222	0.70%	—	—%	(23)	(0.06)%

Other foreign jurisdictions	(220)	(0.69)%	637	1.42%	398	1.03%

Changes in Valuation Allowances	30	0.09%	15	0.03%	—	—%

Nontaxable or Nondeductible Items
(Income)/loss attributable to noncontrolling interests	(7,497)	(23.49)%	(7,569)	(16.87)%	(5,752)	(14.82)%
Stock-based compensation	1,508	4.73%	(1,694)	(3.78)%	62	0.16%
Nondeductible executive compensation	2,449	7.67%	870	1.94%	1,199	3.09%
Adjustments to fair market value	—	—%	418	0.93%	(563)	(1.45)%
Nondeductible split dollar insurance	(351)	(1.10)%	(320)	(0.71)%	(248)	(0.64)%
Meals and Entertainment	427	1.34%	416	0.93%	636	1.64%
Nondeductible transaction costs	1,472	4.61%	—	—%	—	—%
Other	353	1.11%	267	0.60%	309	0.80%

Changes in Unrecognized Tax Benefits	72	0.23%	(274)	(0.61)%	(884)	(2.28)%

Other Adjustments
Other basis adjustments to joint ventures	741	2.32%	268	0.60%	(226)	(0.58)%
Other basis adjustments to other assets	1,112	3.48%	(1,696)	(3.78)%	1,016	2.62%
Other

Effective Tax Rate	14,862	46.58%	6,026	13.44%	8,473	21.84%
(1) State tax expense comprising the majority (greater than 50 percent) of the tax effect in this category for the years ended December 31, 2025, 2024 and 2023 is Maryland and New York, Maryland, and Maryland, respectively.
A summary of income taxes paid, net of refunds received, for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023
Federal income taxes paid, net of refunds received
State income taxes paid, net of refunds received
California	$145	$317	$127
Delaware	—	—	181
Florida	510	329	186
Maryland	2,301	1,150	1,000
New Jersey	81	284	1
New York	337	10	38
Other State Jurisdictions	299	80	55
	3,673	2,170	1,588
Foreign income taxes paid, net of refunds received
United Kingdom	845	1,885	—
Other Foreign Jurisdictions	43	113	—
	888	1,998	—

Total income taxes paid, net of refunds received	4,561	4,168	1,588

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2025	2024
Net operating losses	$89,606	$46,868
Accrued expenses	3,720	5,087
Operating lease liability	152,768	138,842
Amortization of research and experimental expenditures	9,481	9,977
Equity compensation	5,796	3,813
Allowance for doubtful accounts	2,267	2,411
Limitation of business interest	9,075	16,083
Other	2,815	1,182
Valuation allowance	(26,562)	(13,797)
Total deferred tax assets	$248,966	$210,466
Deferred tax liabilities:
Property and equipment	(17,977)	(20,383)
Goodwill	(51,576)	(45,794)
Intangibles	(30,746)	(13,206)
Operating lease right-of-use asset	(136,831)	(124,427)
Outside basis difference	(33,271)	(27,066)
Other	(468)	(1,820)
Total deferred tax liabilities	$(270,869)	$(232,696)

Net deferred tax liability	$(21,903)	$(22,230)

As of December 31, 2025, we had federal net operating loss carryforwards of approximately $240.1 million, which is comprised of definite and indefinite net operating losses. We had federal net operating loss carryforwards of approximately $92.6 million, which expire at various intervals from the years 2026 to 2037, and had carryforwards of $147.4 million of net operating losses which do not expire. Federal net operating losses generated in tax years following December 31, 2017 carryover indefinitely and may be used to offset up to 80% of future taxable net income. We also had state net operating loss carryforwards of approximately $417.2 million, which expire at various intervals from the years 2026 through 2044. As of December 31, 2025, $196.6 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc., 2019 acquisition of Nulogix Health, Inc., and the 2025 acquisition of iCAD, Inc. are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. We also had foreign net operating loss carryforwards of approximately $106.0 million, which do not expire and are carried over indefinitely.

We considered all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2025, we have determined that deferred tax assets of $249.0 million are more likely-than-not to be realized. We have also determined deferred tax liabilities of $10.3 million are related to book basis in goodwill that has an indefinite life.

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

A reconciliation of the total gross amounts of unrecognized tax benefits for the years ended are as follows (in thousands):

	December 31,
	2025	2024
Balance at beginning of year	$3,024	$3,082
Increases related to prior year tax positions	443	276
Increases related to current year tax positions	—	45
Increases related to acquisitions	4,079	—
Expiration of the statute of limitations for the assessment of taxes	(367)	(381)
Increase related to change in rate	(7)	2
Balance at end of year	$7,172	$3,024

At December 31, 2025, we had unrecognized tax benefits of $7.2 million of which $6.6 million will affect the effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2025 the Company accrued approximately $14 thousand of interest and penalties. As of December 31, 2025, accrued interest and penalties amounted to approximately $0.4 million. We do not anticipate the uncertain tax position to change materially within the next 12 months.

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

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill Act (OBBBA). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017. The OBBBA contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest, bonus depreciation modifications, as well as international tax provision modifications. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025.

The Company is still in the process of analyzing some of the tax elections available under the OBBBA. However, we do not expect these elections to have an impact on our effective rate for 2025.

NOTE 11 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Our stock-based compensation consists of various types of awards, each accounted for separately. There is no overlap between Options, Restricted stock awards (RSAs) and Restricted stock units (RSUs), performance stock units (PSUs).

Options

Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Options may also be issued in connection with acquisitions as replacement awards for acquiree employee stock options. Stock options generally vest over one to five years and expire five to ten years years from the date of grant.
The following summarizes all of stock option transactions for the year ended December 31, 2025:

Outstanding Options	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	1,172,773	$16.77
Granted	163,838	30.96
Exercised	(338,218)	16.11
Balance, Canceled, forfeited or expired	(3,519)	79.90
Balance, December 31, 2025	994,874	19.11	5.42	$51,977
Exercisable at December 31, 2025	816,743	15.81	5.06	45,360

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2025 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on December 31, 2025. As of December 31, 2025, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.5 million which is expected to be recognized over a weighted average period of approximately 0.66 years.
Restricted Stock Awards (“RSA’s”) and Restricted Stock Units ("RSUs")
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA and RSU activities during for the year ended December 31, 2025:

	RSA's & RSU's	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value
RSA's and RSU's unvested at December 31, 2024	687,655		$35.31
Changes during the period
Granted	1,001,191		$70.39
Vested	(770,849)		$53.97
Forfeited	(24,612)		$45.68
RSA's and RSU's unvested at December 31, 2025	893,385	1.61	$58.23

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
In October 2024, we granted certain employees PSUs with a target award of 35,522 shares of our common stock. he PSUs vest in five equal annual installments on each anniversary of the grant date, subject to continued service and achievement of a performance condition established at the grant date. The performance condition will be measured over a performance period ending no later than the seventh anniversary of the grant date. The number of shares earned may range from 0% to 100% of the target award based on actual performance results. As of December 31, 2025, based on performance achieved to date, all 35,522 shares are expected to vest.

Plan summary

In summary, of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan at December 31, 2025, there remain 2,188,284 shares available for future issuance.

NOTE 12 – SUBSEQUENT EVENTS
RRC Royal Management, LLC
On January 6, 2026, we acquired RRC Royal Management, LLC ("RRC") for purchase consideration of approximately $65.0 million. RRC consists of 13 imaging centers located in Southwest Florida.
Northwest Radiology Network, P.C.
On January 30, 2026, we acquired Northwest Radiology Network, P.C. for purchase consideration of approximately $9.0 million. Northwest Radiology Network, P.C. consists of 6 imaging centers located in Indianapolis, Indiana.
Gleamer SAS
On March 2, 2026, the Company completed the acquisition of all of the outstanding shares of Gleamer SAS and its subsidiaries.
The aggregate purchase consideration consists of €215.0 million in upfront cash consideration, subject to customary adjustments for cash, indebtedness and working capital, as well as potential contingent consideration of up to €15.0 million based on the achievement of specified performance targets.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2025. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report, which is included below in this Annual Report on Form 10-K.
Limitations on Effectiveness of Controls and Procedures

Our management does not expect that internal controls over financial reporting will prevent or detect all misstatements or incidences of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design and implementation of a control system is limited by resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RadNet, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RadNet, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
March 2, 2026

-

Item 9B.	Other Information.

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors,” “Executive Officers,” “Corporate Governance,” “Insider Trading Policy,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

3.3	Amended and Restated Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on February 6, 2020).

4.1	Description of Securities (incorporated by reference the Description of Common Stock contained in the registration statement on Form S-3ASR filed on December 27, 2022).

10.1*	Equity Incentive Plan, amended and restated as of April 27, 2023 (incorporated by reference to Exhibit 99.1 filed with Form S-8 registration statement on August 9, 2023).

10.2	Form of Incentive Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.2 filed with Form S-8 registration statement on August 9, 2023).

10.3*	Form of Nonstatutory Stock Option Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.3 filed with Form S-8 registration statement on August 9, 2023).

10.4*	Form of Stock Award Agreement for the Equity Incentive Plan (incorporated by reference to Exhibit 99.4 filed with Form S-8 registration statement on August 9, 2023).

10.5*	Form of Stock Units Agreement (deferred settlement) for the Equity Incentive Plan (incorporated by reference to Exhibit 99.5 filed with Form S-8 registration statement on August 9, 2023).

10.6*	Nonqualified Deferred Compensation Plan, effective as of May 5, 2016 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 9, 2016).

10.7*	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.1 filed with Form 8-K on June 14, 2021).

10.8*	Employment Agreement dated as of April 20, 2023 with Howard G. Berger, M.D. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2023).

10.9*	Amendment to Employment Agreement dated January 1, 2024 with Howard G. Berger, M.D. (incorporated by reference to Exhibit 10.9 filed with Form 10-K on February 29, 2024).

10.10*	Employment Agreement dated September 1, 2022 with Mark D. Stolper (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 2, 2022).

10.11*	Amendment No. #1 to Employment Agreement dated January 1, 2024 with Mark D. Stolper (incorporated by reference to Exhibit 10.11 filed with Form 10-K on February 29, 2024).

10.12*	Second Amendment to Employment Agreement dated January 23, 2026 with Mark D. Stolper

10.13*	Employment Agreement dated September 1, 2022 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.2 filed with Form 8-K on September 2, 2022).

10.14*	Amendment No. #1 to Employment Agreement dated January 1, 2024 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.13 filed with Form 10-K on February 29, 2024).

10.15*	Second Amendment to Employment Agreement dated January 23, 2026 with Stephen M. Forthuber

10.16*	Employment Agreement dated September 1, 2022 with Norman R. Hames (incorporated by reference to Exhibit 10.3 filed with Form 8-K on September 2, 2022).

10.17*	Amendment No. #1 to Employment Agreement dated January 1, 2024 with Norman R. Hames (incorporated by reference to Exhibit 10.15 filed with Form 10-K on February 29, 2024).

10.18*	Second Amendment to Employment Agreement dated January 23, 2026 with Norman R. Hames

10.19*	Employment Agreement dated September 1, 2022 with Mital Patel (incorporated by reference to Exhibit 10.4 filed with Form 8-K on September 2, 2022).

10.20*	Amendment No. #1 to Employment Agreement dated January 1, 2024 with Mital Patel (incorporated by reference to Exhibit 10.17 filed with Form 10-K on February 29, 2024).

10.21*	Second Amendment to Employment Agreement dated January 23, 2026 with Mital Patel

10.22*	Employment Agreement dated September 1, 2022 with David J. Katz (incorporated by reference to Exhibit 10.15 filed with Form 10-K on March 1, 2023).

10.23*	Amendment No. #1 to Employment Agreement dated January 3, 2023 with David J. Katz

10.24*	Amendment No. #2 to Employment Agreement dated January 1, 2024 with David J. Katz (incorporated by reference to Exhibit 10.19 filed with Form 10-K on February 29, 2024).

10.25*	Third Amendment to Employment Agreement dated January 23, 2026 with David J. Katz

10.26*	Employment Agreement dated June 1, 2020 with Gregory Sorensen (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 9, 2023).

10.27*	Amendment to Employment Agreement dated January 23, 2026 with Gregory Sorensen

10.28*	Employment Agreement, dated September 11, 2024, between Aidence B.V. and Cornelis Wesdorp (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 12, 2024).

10.29*	Amendment to Employment Agreement dated January 23, 2026 with Cornelis Wesdorp

10.30
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to Exhibit 10.16 filed with Form 10-K for the year ended October 31, 2003).

10.31
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

10.32	First Amendment to Second Amended and Restated First Lien Credit and Guaranty Agreement dated March 27, 2023 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 4, 2023).

10.33
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

10.34
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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed with Form 10-KA on April 28, 2025.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1**	CEO Certification pursuant to Section 906.

32.2**	CFO Certification pursuant to Section 906.

97.1*	RadNet, Inc. Policy on Recovery of Erroneously Awarded Compensation adopted November 8, 2023 (incorporated by reference to Exhibit 97.1 filed with Form 10-K on February 29, 2024).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Indicates management contract or compensatory plan.
**    Furnished herewith.

Item 16.  10-K Summary

None
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: March 2, 2026	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President (Principal Executive Officer)

Date: March 2, 2026

By	/s/ GREGORY E. SPURLOCK
Gregory E. Spurlock, Director

Date: March 2, 2026

By	/s/ ALMA GREGORY SORENSEN
Alma Gregory Sorensen, Director

Date: March 2, 2026

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 2, 2026

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 2, 2026

By	/s/ LAURA P. JACOBS
Laura P. Jacobs, Director

Date: March 2, 2026

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: March 2, 2026