Form 10-Q
period 2026-03-31
RadNet, Inc.
filed 2026-05-11
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on May 8, 2026 was 78,634,236 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$455,339	$767,215
Accounts receivable	209,090	200,317
Due from affiliates	11,033	12,592
Prepaid expenses and other current assets	65,313	52,003
Total current assets	740,775	1,032,127
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	862,057	807,702
Operating lease right-of-use assets	760,975	690,250
Total property, equipment and right-of-use assets	1,623,032	1,497,952
OTHER ASSETS
Goodwill	1,094,699	907,663
Other intangible assets	253,481	148,508
Deferred financing costs	1,538	1,684
Investment in joint ventures	131,409	130,340
Deposits and other	40,455	40,289
Total assets	$3,885,389	$3,758,563
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$454,602	$422,029
Due to affiliates	75,960	70,104
Deferred revenue	11,975	7,272
Current operating lease liability	66,591	61,934
Current portion of notes payable	26,506	25,424
Total current liabilities	635,634	586,763
LONG-TERM LIABILITIES
Long-term finance lease liability	4,016	—
Long-term operating lease liability	777,268	707,001
Notes payable, net of current portion	1,059,977	1,064,495
Deferred tax liability, net	34,150	21,903
Other non-current liabilities	21,632	22,515
Total liabilities	2,532,677	2,402,677
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 78,545,837 and 77,399,615 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	8	8
Additional paid-in-capital	1,211,912	1,180,434
Accumulated other comprehensive income (loss)	(2,466)	4,885
Accumulated deficit	(128,903)	(95,437)
Total RadNet, Inc.'s Stockholders' equity:	1,080,551	1,089,890
Noncontrolling interests	272,161	265,996
Total equity	1,352,712	1,355,886
Total liabilities and equity	$3,885,389	$3,758,563

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE
Service fee revenue	$545,218	$439,349
Revenue under capitation arrangements	30,413	32,050
Total service revenue	575,631	471,399

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	550,512	453,480
Lease abandonment charges	—	5,388
Depreciation and amortization	44,967	35,483
Loss on sale and disposal of equipment and other	2,591	402
Severance costs	1,464	747
Total operating expenses	599,534	495,500
LOSS FROM OPERATIONS	(23,903)	(24,101)

OTHER INCOME AND EXPENSES
Interest expense	17,657	17,239
Equity in earnings of joint ventures	(3,825)	(2,599)
Non-cash change in fair value of interest rate swap	—	2,106
Other income	(4,907)	(7,712)
Total other expenses	8,925	9,034
LOSS BEFORE INCOME TAXES	(32,828)	(33,135)
Benefit from income taxes	8,096	3,398
NET LOSS	(24,732)	(29,737)
Net income attributable to noncontrolling interest	8,734	8,189
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(33,466)	$(37,926)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.43)	$(0.51)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	77,057,835	74,382,356

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(24,732)	$(29,737)
Foreign currency translation adjustments	(7,518)	4,109
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	1,033
COMPREHENSIVE LOSS	(32,250)	(24,595)
Less net income attributable to noncontrolling interests	8,734	8,189
Less foreign currency translation adjustments attributable to noncontrolling interests	(167)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(40,817)	$(32,784)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended March 31, 2026 and March 31, 2025.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
BALANCE - DECEMBER 31, 2025	77,399,615	$8	$1,180,434	$4,885	$(95,437)	$1,089,890	$265,996	$1,355,886

Issuance of common stock upon exercise of options	67,112	—	103	—	—	103	—	103
Issuance of common stock under the equity compensation plan	892,960	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	31,440	—	—	31,440	—	31,440
Forfeiture of restricted stock and share cancellation	(4,774)	—	(65)	—	—	(65)	—	(65)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,402)	(2,402)
Issuance of common stock in connection with acquisitions	190,924	—	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	(7,351)	—	(7,351)	(167)	(7,518)
Net (loss) income	—	—	—	—	(33,466)	(33,466)	8,734	(24,732)
BALANCE - MARCH 31, 2026	78,545,837	$8	$1,211,912	$(2,466)	$(128,903)	$1,080,551	$272,161	$1,352,712

BALANCE - DECEMBER 31, 2024	74,036,993	$7	$988,147	$(9,061)	$(76,785)	$902,308	$231,102	$1,133,410

Issuance of common stock upon exercise of options	11,956	—	121	—	—	121	—	121
Issuance of common stock under the equity compensation plan	906,835	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	3,438	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	28,514	—	—	28,514	—	28,514
Forfeiture of restricted stock and share cancellation	(2,656)	—	(20)	—	—	(20)	—	(20)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(913)	(913)
Change in cumulative foreign currency translation adjustment	—	—	—	4,109	—	4,109	—	4,109
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	1,033	—	1,033	—	1,033
Net (loss) income	—	—	—	—	(37,926)	(37,926)	8,189	(29,737)
BALANCE - MARCH 31, 2025	74,956,566	$7	$1,016,762	$(3,919)	$(114,711)	$898,139	$238,378	$1,136,517

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,732)	$(29,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,967	35,483
Noncash operating lease expense	16,298	14,431
Equity in earnings of joint ventures, net of dividends	(1,069)	(2,599)
Amortization of deferred financing costs and loan discount	779	728
Loss on sale and disposal of equipment	2,591	402
Lease abandonment charges	—	5,388
Amortization of cash flow hedge	—	1,033
Non-cash change in fair value of interest rate swap	—	2,106
Stock-based compensation	31,375	28,494
Change in fair value of contingent consideration	(2,764)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	9,375	(14,306)
Other current assets	(6,172)	(7,206)
Other assets	(660)	(1,691)
Deferred taxes	(9,099)	5,137
Operating leases	(13,299)	(21,968)
Deferred revenue	234	128
Accounts payable, accrued expenses and other	31,148	25,658
Net cash provided by operating activities	78,972	41,481
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions, net of cash acquired	(304,151)	(3,794)
Purchase of property and equipment and other	(69,932)	(48,833)
Proceeds from sale of equipment	277	23
Equity contributions in existing and purchase of interest in joint ventures	—	(4,147)
Collection of notes receivable	2,833	—
Net cash used in investing activities	(370,973)	(56,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(9,953)	(1,718)
Payments on term loan debt	(5,252)	(5,000)
Distributions paid to noncontrolling interests	(2,402)	(913)
Proceeds from issuance of common stock upon exercise of options	103	121
Net cash used in financing activities	(17,504)	(7,510)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,371)	83
NET DECREASE IN CASH AND CASH EQUIVALENTS	(311,876)	(22,697)
CASH AND CASH EQUIVALENTS, beginning of period	767,215	740,020
CASH AND CASH EQUIVALENTS, end of period	$455,339	$717,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$17,073	$18,010
Cash paid during the period for income taxes	$519	$272
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $68.9 million and $62.5 million during the three months ended March 31, 2026 and 2025, respectively, which were not paid for as of March 31, 2026 and 2025, respectively. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
During the three months ended March 31, 2026, we acquired certain assets from entities engaged in the practice of radiology or related businesses. These acquisitions included contingent consideration and holdbacks totaling $9.0 million that we had not paid for as of March 31, 2026. The accrued amounts are reflected in our condensed consolidated balance sheets under accrued expenses and other non-current liabilities.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At March 31, 2026, we operated directly or indirectly through joint ventures with hospitals, 435 centers located in Arizona, California, Delaware, Florida, Indiana, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging ("MRI"), computed tomography ("CT"), positron emission tomography ("PET"), nuclear medicine, mammography, ultrasound, diagnostic radiology ("X-ray"), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence ("AI") products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting.

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

VIEs that we consolidate as the primary beneficiary include professional corporations which are owned or controlled by individuals within our senior management and provide professional medical services for centers in Arizona, California, Delaware, Maryland, Florida and New York. These VIEs are collectively referred to as the “Consolidated Medical Group". RadNet provides non-medical, technical and administrative services to the Consolidated Medical Group for which it receives a management fee, pursuant to the related management agreements. Through the management agreements we have exclusive authority over all non-medical decision making related to the ongoing business operations and we determine the annual budget. The Consolidated Medical Group has insignificant operating assets and liabilities, and de minimis equity. Substantially all cash flows of the Consolidated Medical Group after expenses, including professional salaries, are transferred to us. We consolidate the revenue and expenses, assets and liabilities of the Consolidated Medical Group. The creditors of the Consolidated Medical Group do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of the Consolidated Medical Group. However, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

The Consolidated Medical Group on a combined basis recognized $77.4 million and $58.2 million of revenue, net of management services fees to RadNet, for the three months ended March 31, 2026 and 2025, respectively. RadNet recognized $235.0 million and $238.6 million of total billed net service fee revenue for the three months ended March 31, 2026, and 2025, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

In our condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, we have included approximately $161.0 million and $137.5 million, respectively, of accounts receivable and approximately $41.4 million and $34.9 million of accounts payable and accrued liabilities related to the Consolidated Medical Group, respectively. The cash flows of the Consolidated Medical Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

At all of our centers not serviced by the Consolidated Medical Group, we have entered into long-term contracts with medical groups to provide professional services at those centers, including supervision and interpretation of diagnostic imaging procedures. The medical groups maintain full control over the physicians they employ. Through our management agreements, we make available to the medical groups the imaging centers, including all furniture, fixtures and medical equipment therein. The medical groups are compensated for their services from the professional component of the global net service fee revenue and after deducting management service fees paid to us, we have no economic controlling interest in these medical groups. As such, the financial results of these groups are not consolidated in our financial statements.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2026 and 2025 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2025.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the significant accounting policies we use and have explained in our annual report on Form 10-K for the fiscal year ended December 31, 2025. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2025.
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
Our total revenues for the three months ended March 31, 2026 and 2025 are presented in the table below. Our patient service revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type, along with revenue generated from our management services and other sources such as software and AI.

In Thousands	Three Months Ended March 31,
	2026	2025
Commercial insurance	$315,869	$262,488
Medicare	137,179	108,199
Medicaid	13,991	11,690
Workers' compensation/personal injury	12,304	10,459
Other payors	33,590	27,691
Management fee revenue	7,481	6,279
Other revenue	24,804	12,543
Revenue under capitation arrangements	30,413	32,050
Total service revenue	$575,631	$471,399
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
In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock (the "DeepHealth options"). No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan.
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
See Note 7, Stock-Based Compensation, for more information.

ACCOUNTS RECEIVABLE - The vast majority of our accounts receivable are due under fee-for-service contracts from third-party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience.

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivable from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on factoring agreements are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long-term portion. Amounts remaining to be collected on these agreements were $2.6 million and $3.5 million at March 31, 2026 and December 31, 2025, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $1.5 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively. See Note 6, Credit Facilities and Notes Payable for more information.
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
Acquisition-related costs are expensed as incurred and are included in Cost of operations, excluding depreciation and amortization, in the condensed consolidated statements of operations. For the three months ended March 31, 2026 and March 31, 2025, such costs totaled approximately $3.5 million and $0.7 million, respectively.
GOODWILL - Goodwill at March 31, 2026 totaled $1,094.7 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2025 noting no impairment, and we have not identified any indicators of impairment through March 31, 2026.
Activity in goodwill for the three months ended March 31, 2026 is provided below (in thousands):

	Imaging Center segment	Digital Health segment	Total
Balance as of December 31, 2025	$741,893	$165,770	$907,663
Goodwill from acquisitions	17,159	170,846	188,005
Measurement period and other adjustments	—	2,201	2,201
Currency translation	(404)	(2,766)	(3,170)
Balance as of March 31, 2026	$758,648	$336,051	$1,094,699
The amount of goodwill that is expected to be deductible for tax purposes as of March 31, 2026 is $224.8 million.
INTANGIBLE ASSETS - Intangible assets are primarily related to our business combinations and software development. They include the estimated fair value of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names. The components of intangible assets, both finite and indefinite lived, along with annual amortization expense that will be recorded over the next five years at March 31, 2026 and December 31, 2025 are as follows (in thousands):
As of March 31, 2026:

	2026*	2027	2028	2029	2030	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$1,715	$2,287	$2,287	$2,287	$2,287	$2,098	$12,961	5.6
Covenant not to compete and other contracts	1,532	1,809	1,719	1,228	145	2	6,435	3.4
Customer lists	6,205	8,119	8,078	8,078	8,078	94,091	132,649	16.4
Patent and trademarks	480	385	321	66	43	82	1,377	3.3
Developed technology & software	9,925	12,712	12,712	7,578	6,859	16,567	66,353	6.0
Trade Names definite life	1,277	1,702	1,667	1,111	898	3,805	10,460	9.0
Certifications	2,536	250	—	—	—	—	2,786	0.3
Others	328	438	438	219	—	657	2,080	2.2
Trade names indefinite life	—	—	—	—	—	7,100	7,100	0.0
IPR&D	—	—	—	—	—	11,280	11,280	0.0
Total annual amortization	$23,998	$27,702	$27,222	$20,567	$18,310	$135,682	$253,481
*Excluding the three months ended March 31, 2026

As of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$2,096	$13,531	5.8
Covenant not to compete and other contracts	2,039	1,745	1,655	1,195	119	—	6,753	3.6
Customer Relationships	3,914	3,736	3,694	3,694	3,694	43,016	61,748	16.9
Patent and Trademarks	763	391	326	67	43	83	1,673	3.1
Developed Technology & Software	9,712	9,177	9,177	3,958	3,227	5,770	41,021	5.0
Trade Names definite life	394	394	359	252	127	336	1,862	5.6
Certifications	1,867	—	—	—	—	—	1,867	0.8
Others	438	438	438	219	—	—	1,533	3.4
Trade Names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	10,020	10,020
Total Annual Amortization	$21,414	$18,168	$17,936	$11,672	$9,497	$69,821	$148,508
Total intangible asset amortization expense was $6.8 million and $3.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition. Management services agreements are amortized over 25 years using the straight-line method. Developed technology is capitalized and amortized over the useful life of the software when placed into service. Trade names and IPR&D are reviewed annually for impairment, or when indicators of impairment are presented.
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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which enacts significant changes to the U.S. Tax and related laws. Some of the provisions of the new tax law that affect corporations include, but are not limited to, reinstatement of immediate expensing of domestic specified research or experimental expenditures, restoration of EBITDA as the base for calculating deductible business interest expense, modifications to international tax regimes, and reenactment of one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from OBBBA with respect to periods prior to enactment were recognized by the Company in the third quarter of 2025, and has been applied prospectively based on the effective dates of the tax law. The enactment of the OBBBA did not have a material impact on the Company’s financial statements.
In 2021, the Organization for Economic Co-operation and Development ("OECD") announced an inclusive framework on base erosion and profit shifting including Pillar Two Model Rules defining the global minimum tax, which calls for taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to support certain components of Pillar Two Model Rules beginning 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. Though the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two Model Rules slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two Model Rules. On a long-term basis, we will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in all countries applicable to us. For 2026, we expect that we will meet one or more transactional safe harbor rules, and as such, we do not believe Pillar Two model will have an impact on our annual effective tax rate for the year ending December 31, 2026.
We recorded an income tax provision of $8.1 million, or an effective tax rate of 24.7%, for the three months ended March 31, 2026, compared to $3.4 million, or an effective tax rate of 10.3% for the three months ended March 31, 2025. The income tax rates for the three months ended March 31, 2026 diverge from the federal statutory rate due to (i) state taxes; (ii) foreign rate differentials; (iii) officer compensation limitation under IRC Section 162(m); (iv) nondeductible stock-based compensation expense; (v) transaction costs and other nondeductible expenses; partially offset by (vi) noncontrolling interests and windfall benefits on the exercise of stock-based compensation.
LEASES - We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liability in our condensed consolidated balance sheets. Finance leases are included in property and equipment, accounts payable, accrued expenses and other, and long-term finance lease liability in our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. We include options to extend a lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For a contract in which we are a lessee that contains fixed payments for both lease and non-lease components, we have elected to account for the components as a single lease component.
ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of March 31, 2026. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
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
COMPREHENSIVE LOSS - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) ("OCI") and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in OCI. The components of OCI for the three months ended March 31, 2026 and 2025 are included in the Condensed Consolidated Statements of Comprehensive Loss. The following is a reconciliation of Foreign Currency Translation amounts for the three months ended March 31, 2026 and 2025 is provided below (in thousands):

For the three months ended March 31, 2026
	December 31, 2025 Balance	Currency Translation Adjustments Balance	March 31, 2026 Balance
Currency Translation Adjustments	$7,384	$(7,518)	$33

INTEREST ON SECURITIES - We recognized income from interest on securities of approximately $5.0 million and $7.7 million for the three months ended March 31, 2026 and 2025, respectively. This income is recorded within Other non-operating income in our Condensed Consolidated Statements of Operations.
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
CONTINGENT CONSIDERATION
See-Mode Technologies Pte. Ltd.
On June 2, 2025, the Company, through its wholly owned subsidiary DH AI International Holdings, B.V., completed the acquisition of all the equity interests of See-Mode Technologies Pte. Ltd., a Singapore-based AI company specializing in medical imaging. As part of the purchase agreement, we agreed to pay up to $12.7 million in contingent consideration in RadNet common stock and cash, based on the achievement of three clinical and regulatory milestones:

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

Each contingent amount is payable 50% in cash and 50% in RadNet common shares. As of March 31, 2026, the fair value of the contingent consideration was assessed based on the probability of milestone achievement and was determined by management to be 90% and 80% for the Second and Third Milestone, respectively.
Kolb Radiology P.C
On July 1, 2025, the Company completed the acquisition of substantially all the assets of Kolb Radiology P.C., a New York-based diagnostic imaging practice. As part of the purchase agreement, we agreed to pay up to $8.0 million in contingent consideration (“Earnout Consideration”) payable based on the financial performance of the acquired business over three consecutive twelve-month periods following the closing date.

As of March 31, 2026, the fair value of the contingent consideration was estimated to be $4.1 million using a Monte Carlo simulation under a risk-neutral framework that modeled projected MRI revenues and discounted expected payments at term-matched U.S. Treasury rates plus RadNet’s credit spread. Key assumptions included a 2.3% revenue risk premium, 15% revenue volatility, 50% operational leverage ratio, and 2.9% credit spread.

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

The fair value of the contingent consideration was estimated using a Monte Carlo simulation under a risk-neutral framework that projected revenue-based performance milestones, R&D Deferred Consideration, and discounted expected payments at term-matched U.S. Treasury rates plus RadNet's credit spread. Key assumptions as of March 31, 2026 included a 2.2% revenue risk premium, 25% revenue volatility, 60% operational leverage ratio, and 3% credit spread.

Gleamer SAS

On March 2, 2026, the Company, through our wholly owned subsidiary DH AI International Holdings, B.V., completed the acquisition of all the equity interests of Gleamer SAS. As part of the purchase agreement, we agreed to pay up to €15.0 million in contingent consideration in cash, based upon the achievements of specified annual recurring revenue ("ARR") targets.

At the acquisition date, the Company recorded a contingent consideration liability of $8.6 million. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model, which considered a range of potential ARR outcomes and calculated the present value of expected payments. Key assumptions as of March 31, 2026 included a 2% ARR risk premium, 18% ARR volatility, 75% operational leverage ratio, and a 2% credit spread.

The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in earnings. A tabular roll forward of contingent consideration is as follows (amounts in thousands):

For the three months ended March 31, 2026
Entity	Account	December 31, 2025 Balance	Additions	Change in valuation of contingent consideration	Currency Translation	March 31, 2026 Balance
See-Mode Technologies Pte. Ltd.	Accrued expenses and other non-current liabilities	$5,329	$—	$1,627	$6	$6,962
Kolb Radiology P.C.	Accrued expenses and other non-current liabilities	$3,900	$—	$200	$—	$4,100
CIMAR UK Limited	Accrued expenses and other non-current liabilities	$5,753	$—	$937	$(74)	$6,616
Gleamer SAS	Accrued expenses	$—	$8,618	$—	$(194)	$8,424
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

Contingent Consideration:
The table below summarizes the estimated fair values of contingencies relating to our acquisitions that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
See-Mode Technologies Pte. Ltd.	$—	$—	$6,962	$6,962
Kolb Radiology P.C.	—	—	4,100	4,100
CIMAR UK Limited	—	—	6,616	6,616
Gleamer SAS	—	—	8,424	8,424
Long Term Debt:
The table below summarizes the estimated fair value and carrying amount of our Barclays Term Loans and Truist Term Loan long-term debt as follows (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,080,816	$—	$1,080,816	$1,079,617

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,087,272	$—	$1,087,272	$1,084,869

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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2026	2025
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(33,466)	$(37,926)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	77,057,835	74,382,356
Basic and diluted net loss per share attributable to RadNet, Inc.'s common stockholders	$(0.43)	$(0.51)

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	1,044,986	910,334
Shares issuable upon the exercise of stock options	927,262	894,169

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of March 31, 2026 and December 31, 2025, we have five equity investments with an aggregate carrying value of $10.8 million.
No observable price changes or impairments in our investments were identified for the three months ended March 31, 2026.
INVESTMENT IN JOINT VENTURES – As of March 31, 2026, we have 12 unconsolidated joint ventures operating 50 diagnostic imaging centers that represent partnerships with hospitals, or health systems and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of March 31, 2026 and December 31, 2025.
The table below summarizes our ownership interest in these unconsolidated joint ventures as of March 31, 2026:

Joint Venture	Percentage Ownership
Franklin Imaging, LLC	49%
Greater Baltimore Diagnostic Imaging	50%
Advanced Imaging at St. Joseph Medical Center, LLC	49%
Carroll County Radiology, LLC	40%
Baltimore Washington Imaging Center, LLC	35%
Calvert Medical Imaging Centers, LLC	50%
Montgomery Community Magnetic Imaging Ctr LP	49%
Mt. Airy Imaging Center, LLC	40%
Orange County Radiation Oncology, LLC	40%
Arizona Diagnostic Radiology Group LLC	49%
Glendale Advanced Imaging Center, LLC	55%
Santa Monica Imaging Group LLC	49%
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the three months ended March 31, 2026 (in thousands):

Balance as of December 31, 2025	$130,340
Equity in earnings in joint ventures	3,825
Distribution of earnings	(2,756)
Balance as of March 31, 2026	$131,409

We charged management service fees from the imaging centers underlying these unconsolidated joint ventures of approximately $6.6 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively. These management fees are expenses of the unconsolidated joint ventures and are recognized as service fee revenue. These management fees are earned for providing, among other things, day-to-day operational oversight, revenue cycle, human resources, finance, accounting and information systems to the imaging centers. These unconsolidated joint ventures are considered related parties. Amounts transacted between us and the entities are in the ordinary course of business and are disclosed on our condensed consolidated balance sheet in the due from/to affiliate accounts.
The following table is a summary of key balance sheet data for these joint ventures as of March 31, 2026 and December 31, 2025 and income statement data for the three months ended March 31, 2026 and 2025 (in thousands):

Balance Sheet Data:	March 31, 2026	December 31, 2025
Current assets	$85,217	$79,220
Noncurrent assets	226,901	227,447
Current liabilities	(12,271)	(10,682)
Noncurrent liabilities	(73,278)	(71,298)
Total net assets	$226,569	$224,687

Income statement data for the three months ended March 31,	2026	2025
Net revenue	$73,330	$66,274
Operating expense, excluding depreciation and amortization	60,140	54,976
Depreciation and amortization	4,994	5,176
Non-operating expense	65	494
Net income	8,131	5,628

Promissory Note from Joint Venture Member

On June 12, 2025, we executed a $17.0 million promissory note with Dignity Health, a related party and joint venture member of Arizona Diagnostic Radiology Group, LLC ("ADRG"). Monthly principal payments of $0.9 million began July 1, 2025, with interest accruing at the Wall Street Journal Prime Rate plus 2%. Future distributions from ADRG to Dignity will be applied to the note balance until fully repaid. The note is expected to mature on December 1, 2026. As of March 31, 2026, the remaining balance of $8.6 million is entirely classified as current and recorded within Due from Affiliates.

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS
Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to enhance the transparency of certain expense disclosures. The amendments in this Update require disclosure of specific expense categories in the notes to the financial statements for both interim and annual reporting periods. The Update also requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this Update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be adopted either prospectively or retrospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 (“ASU 2025-06”), Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software development costs and enhance the operability of the guidance for different development methods. The amendments remove the prescriptive “project-stage” model and require capitalization of software costs once management has authorized and committed to funding a project and it is probable that the software will be completed and used as intended. The Update also introduces the concept of “significant development uncertainty,” requires application of the property, plant and equipment disclosure requirements to capitalized internal-use software costs, and incorporates website development guidance into Subtopic 350-40. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment
During the three months ended March 31, 2026, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the Indiana and Florida markets. These acquisitions are reported as part of our Imaging Center segment. As of March 31, 2026, we made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands). The valuation of assets acquired and liabilities assumed has not yet been finalized and remains subject to change, primarily related to the completeness of accrued liabilities, the accuracy of fixed asset valuations, and other customary purchase accounting adjustments. The fair value determination is preliminary and may be updated as additional information becomes available.

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Accounts receivable	Prepaid expenses and other current assets	Accounts payable, accrued expenses and other	Right of Use Liabilities	Finance lease
Regional Radiology Center	1/6/2026	$58,315	43,834	59,951	16,970	4,335	10,489	2,407	(14,274)	(61,151)	(4,246)
Northwest Radiology Network PC	2/2/2026	9,000	8,668	9,424	189	130	—	14	—	(9,424)	—
Total		67,315	52,502	69,375	17,159	4,465	10,489	2,421	(14,274)	(70,575)	(4,246)
In connection with these Imaging Centers acquisitions, the aggregate consideration transferred consisted of approximately $66.5 million in cash, adjusted for approximately $0.6 million of acquired cash, net of debt assumed, and included approximately $0.4 million of holdback consideration and the settlement of a $1.0 million note payable owed to RadNet by the seller.

Digital Health Segment

Gleamer SAS
On March 2, 2026, we completed the acquisition of all of the outstanding shares of Gleamer SAS (“Gleamer”), an artificial intelligence-based medical imaging software company focused on the design, development, and commercialization of AI-driven diagnostic solutions. The acquisition enhances our Digital Health segment by expanding our AI capabilities in medical imaging and strengthens our position in global markets, including Europe and the United States.

The transaction was accounted for as the acquisition of a business and was completed pursuant to a share purchase agreement dated March 2, 2026. The total purchase consideration was approximately $264.1 million, consisting of (i) an upfront payment of approximately $255.5 million, subject to customary adjustments for cash, indebtedness, and working capital, and (ii) contingent consideration with an estimated fair value of $8.6 million as of the acquisition date, with a maximum potential payout of €15.0 million based on the achievement of specified annual recurring revenue targets.

We have preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. This resulted in the recognition of goodwill of approximately $170.8 million, primarily reflecting expected synergies from integrating Gleamer’s AI technology platform, established customer relationships, and assembled workforce. In addition, we recorded identifiable intangible assets of approximately $111.6 million, consisting of developed technology of $29.2 million, customer relationships of $76.0 million, trade names of $3.5 million, and other intangible assets of $2.8 million. The acquisition also included approximately $30.4 million of other operating assets and $0.3 million of other net tangible assets. Liabilities assumed included deferred tax liabilities of $21.5 million and debt and other liabilities of $27.5 million.

In connection with the acquisition, the Company identified and measured the fair values of acquired intangible assets, including developed technology, customer relationships, trade names, and other intangible assets. The valuations were performed using the income approach, consistent with market participant assumptions. The income approach incorporated assumptions such as projected revenues, estimated customer attrition, royalty rates, and discount rates reflecting market participant expectations. The identified intangible assets were assigned estimated useful lives as follows: developed technology — approximately 8 years; customer relationships — approximately 17 years; trade names — approximately 3 to 6 years; and other intangible assets — approximately 1 to 3 years.

As of March 31, 2026, the valuation of assets acquired and liabilities assumed is preliminary and subject to change during the measurement period, primarily with respect to the valuation of identifiable intangible assets, contingent consideration, and deferred taxes. The fair value of contingent consideration will be remeasured at each reporting period until the contingency is resolved. The Company expects to finalize the purchase price allocation within the measurement period as additional information becomes available.

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
Our Imaging Center segment provides physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Services include MRI, CT, PET, nuclear medicine, mammography, ultrasound, X-ray, fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a strategy that diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.
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

The following tables reflect certain financial data for each reportable segment:

Three Months Ended March 31, 2026
	Imaging Center	Digital health	Total
Revenues from external customers	$556,815	$18,816	$575,631
Intersegment revenues	—	10,305	10,305
	$556,815	$29,121	$585,936
Reconciliation of revenue
Elimination of intersegment revenues			(10,305)
Total consolidated revenues			$575,631

Less:
Other segment items*	$520,554	$40,263
Segment profit (loss)	36,260	(11,141)	25,119

Reconciliation of segment profit
Depreciation and amortization			$(44,967)
Loss on sale and disposal of equipment and other			(2,591)
Severance costs			(1,464)
Interest expense			(17,657)
Equity in earnings of joint ventures			3,825
Other income			4,907

Loss before income taxes			$(32,828)

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Three Months Ended March 31, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$461,378	$10,021	$471,399
Intersegment revenues	—	9,200	9,200
	$461,378	$19,221	$480,599
Reconciliation of revenue
Elimination of intersegment revenues			(9,200)
Total consolidated revenues			$471,399

Less:
Other segment items*	$445,731	$22,338
Segment profit (loss)	15,648	(3,117)	12,531

Reconciliation of segment profit
Depreciation and amortization			$(35,483)
Loss on sale and disposal of equipment and other			(402)
Severance costs			(747)
Interest expense			(17,239)
Equity in earnings of joint ventures			2,599
Non-cash change in fair value of interest rate swaps			(2,106)
Other income			7,712

Loss before income taxes			$(33,135)

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE

At March 31, 2026, we had two principal secured credit facilities consisting of our Barclays Revolving Credit Facility (as defined below) and our Truist Revolving Credit Facility (as defined below). Each facility includes a term loan component and a revolving credit facility. At March 31, 2026, we were in compliance with all covenants under our credit facilities.

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

Barclays Term Loan:

The Barclays Term Loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
As of December 31, 2025	SOFR plus 2.25% Prime Rate plus 1.25%	6.07% (credit spread adjustment of 0.00% ) 8.0%
As of March 31, 2026	SOFR plus 2.25% Prime Rate plus 1.25%	5.9% (credit spread adjustment of 0.00%) 8.0%

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility is deferred financing costs, net of accumulated amortization, of $1.3 million at March 31, 2026.

After we entered the first amendment on November 26, 2024, amounts borrowed under the Barclays Revolving Credit Facility bear interest at either SOFR plus 2.75% or the Prime Rate plus 1.8% (with step-downs based on attainment of certain first lien net leverage ratio benchmarks). As of March 31, 2026, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 8.50%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at March 31, 2026 and December 31, 2025. After reserves of $8.6 million for certain letters of credit, $273.4 million was available to draw upon as of March 31, 2026.

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
Truist Term Loan:

The Truist Term Loan currently bears interest at SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At March 31, 2026 the applicable margin for SOFR was 1.5%.

We are required to make quarterly principal payments of $2.8 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist Revolving Credit Facility is a $50.0 million secured revolving credit facility. Associated with the Truist Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $0.2 million at March 31, 2026.

Amounts borrowed under the Truist Revolving Credit Facility bear interest at either SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.30% per annum accrues on the unused revolver commitments under the Truist Revolving Credit Facility.

We had no balance outstanding under our $50.0 million Truist Revolving Credit Facility at March 31, 2026 and December 31, 2025. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of March 31, 2026.

The Truist Revolving Credit Facility terminates on October 7, 2027, unless otherwise accelerated under the terms of the Truist Credit Agreement.

Equipment Notes Payable

We have issued certain notes payable in connection with the purchase of equipment previously leased under operating leases.

Other Notes Payable

Other notes payables include obligations assumed in connection with government-sponsored innovation financing arrangements of acquired subsidiaries.

Debt Obligations
As of March 31, 2026 and December 31, 2025 our term loan debt and other obligations are as follows (in thousands):

	March 31, 2026	December 31, 2025
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$958,680	$961,119
Discount on Barclays Term Loans	(11,199)	(11,759)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	120,937	123,750
Discount on Truist Term Loan Agreement	(396)	(462)
Equipment notes payable at 3.6% to 7.2%, due through 2029, collateralized by medical equipment	15,626	17,271
Other notes payable, due through 2034	2,835	—
Total debt obligations	1,086,483	1,089,919
Less: current portion	(26,506)	(25,424)
Long term portion of debt obligations	$1,059,977	$1,064,495
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

Our stock-based compensation consists of various types of awards, each accounted for separately. There is no overlap between our stock options, DeepHealth options, restricted stock awards ("RSAs") and restricted stock units ("RSUs"), performance stock units ("PSUs"), and performance stock options ("PSOs").

Options
Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over 3 to 5 years and expire 5 to 10 years from the date of grant.
The following summarizes all of our option transactions for the three months ended March 31, 2026:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2025	994,874	$19.11
Granted	—	—
Exercised	(67,612)	1.57
Balance, March 31, 2026	927,262	20.38	5.3	$32,923
Exercisable at March 31, 2026	838,686	20.45	5.1	$29,724
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2026 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on March 31, 2026. As of March 31, 2026, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.4 million which is expected to be recognized over a weighted average period of approximately 0.9 years.
Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA and RSU activities for the three months ended March 31, 2026:

	RSAs and RSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs and RSUs unvested at December 31, 2025	893,385		$58.23
Granted	868,382		$72.58
Vested	(694,166)		$63.21
Forfeited or Canceled	(22,615)		$61.32
RSAs and RSUs unvested at March 31, 2026	1,044,986	1.41	$67.16
We determine the fair value of all RSAs and RSUs based on the closing price of our common stock on the grant date.
Performance based stock units ("PSUs")
In October 2024, we granted certain employees PSUs with a target award of 35,522 shares of our common stock. The PSUs vest in five equal annual installments on each anniversary of the grant date, subject to continued service and achievement of a performance condition established at the grant date. The performance condition will be measured over a performance period ending no later than the seventh anniversary of the grant date. The number of shares earned may range from 0% to 100% of the target award based on actual performance results. As of March 31, 2026, based on performance achieved to date, all 35,522 shares are expected to vest.
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
Shares available

Of the 20,100,000 shares of common stock reserved for issuance under the Restated Plan, at March 31, 2026, there remain approximately 1,342,517 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS

On May 1, 2026, the Company acquired a 50% membership interest in Intermountain Medical Imaging, LLC for purchase consideration of approximately $17.5 million, subject to customary adjustments. Intermountain Medical Imaging operates multi-modality imaging centers in Idaho.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "report") and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2025 (the "Annual Report") filed with the U.S. Securities and Exchange Commission (the "SEC").
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
Forward-looking statements are neither historical facts nor assurances of future performance. Because forward-looking statements relate to the future, they are inherently subject to known and unknown risks, uncertainties and other factors that are difficult to predict and out of our control. Our actual results, level of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied in our forward-looking statements include the factors included in “Risk Factors” in our Annual Report as supplemented by the information in Part II– Item 1A below. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
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

Within our Imaging Centers segment, we are a national provider of diagnostic imaging services in the United States. As of March 31, 2026, we operated directly or indirectly through joint ventures with hospitals, 435 centers located in Arizona, California, Delaware, Florida, Maryland, New Jersey, New York and Texas. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Internationally, our subsidiary The HLH Imaging Group Limited, provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.

We established a Digital Health business segment during our 2024 fiscal year, under the umbrella brand “DeepHealth”. The Digital Health segment combines our former Artificial Intelligence (“AI”) business with our workflow solutions, including those previously marketed under the eRAD brand. This includes providing AI-powered health informatics with the aim of empowering breakthroughs in care through imaging. It leverages advanced AI for operational efficiency and improved clinical outcomes in breast, chest, musculoskeletal, neuro, prostate and thyroid health. At the heart of the portfolio is a cloud-native operating system – DeepHealth OS – that unifies data across the clinical and operational workflow. By integrating AI, workflow orchestration, and data management into a single operating system, the Digital Health segment enables health systems to drive radiology workflow efficiency & productivity, help mitigate the impacts of staff shortages, and reduce diagnostic variability. The Digital Health segment provides these solutions to RadNet and to over 2,890 customers in the US and outside of the US.

The Digital Health segment’s solutions have been clinically validated and are already delivering measurable impact at scale. The company’s technology is deployed across 2,890+ customers worldwide, including thousands of screening sites in the United States and Europe, and is the most widely used solution for lung cancer screening in the United Kingdom. Clinical outcomes demonstrate strong performance, including a 21% increase in cancer detection rates in breast screening. Our end-to-end solutions are widely adopted in real-world settings, including RadNet and external customers, supporting more than 24 million scans worldwide.

As part of our continued strategic expansion in Digital Health, we recently completed four acquisitions: iCAD, Inc., a provider of AI-powered breast health solutions, See-Mode Technologies, a medical technology company focused on enhancing ultrasound-based diagnostics through artificial intelligence, CIMAR UK, a cloud-native provider of image exchange solutions, and Gleamer SAS, a Radiology AI company with a portfolio of AI solutions across X-Ray, MRI, CT, and Mammography. iCAD Inc. and SeeMode technologies are already fully integrated into the Digital Health segment, with SeeMode’s technology deployed in over 300 RadNet Imaging Services sites for improving efficiencies in Thyroid Ultrasounds across the network. CIMAR UK and Gleamer are currently being integrated into the business, with significant early momentum, including launching go-live of Gleamer X-Ray products in RadNet Services in California in April 2026, just a month post-acquisition.

Our Digital Health segment currently provides this comprehensive suite of solutions to RadNet and to over 2,890 customers in the United States, Europe and other countries around the world.
For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our financial statements included in this report.
Recent Developments
The following table presents the total number of imaging centers in operation, including both consolidated and non-consolidated centers, and our consolidated revenues for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Centers in operation	435	401
Net consolidated revenues (millions)	$576	$471

Our imaging services include MRI, CT, PET, nuclear medicine, mammography, ultrasound, X-ray, fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. The multi-modality offering provides a “one-stop” solution for our customers and referral sources. It also diversifies our revenue base, and reduces our exposure to changes in reimbursement rates for certain imaging modalities.
Our revenue is derived from a diverse mix of payors, including private payors and commercial insurance companies, managed care capitated payors, and government payors, such as Medicare and Medicaid. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three months ended March 31, 2026 and 2025 received from our various payors is summarized in the following table (in thousands):

In Thousands	Three Months Ended March 31,
	2026	2025
Commercial insurance	$315,869	$262,488
Medicare	137,179	108,199
Medicaid	13,991	11,690
Workers' compensation/personal injury	12,304	10,459
Other payors	33,590	27,691
Management fee revenue	7,481	6,279
Other revenue	24,804	12,543
Revenue under capitation arrangements	30,413	32,050
Total service revenue	$575,631	$471,399

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
Acquisitions
During the three months ended March 31, 2026, we completed the acquisition of certain assets of entities which engage directly in the practice of radiology or in associated businesses for an aggregate consideration of $67.3 million. These acquisitions include:
Regional Radiology Center: 13 imaging centers in Florida;
Northwest Radiology Network PC: 6 imaging centers in Indiana;
See Note 4, Business Combinations and Related Activity, in the notes accompanying our financial statements in this report for additional information, including the fair value determination of the acquired assets and assumed liabilities, associated with these acquisitions.

Joint Venture Activity

At March 31, 2026, 150 of our imaging centers were operating as joint ventures with hospital and health system partners. On behalf of the joint ventures, we manage the day-to-day operations and perform most management and support services in exchange for a management fee. We charged management service fees from the centers underlying these joint ventures of approximately $6.6 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended March 31, 2026.
Accounts Receivable
The vast majority all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended March 31, 2026.
Business Combination
We evaluate all acquisitions in accordance with the accounting guidance under ASC 805, Business Combinations. Once a purchase has been determined to be the acquisition of a business, we are required to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Any portion of the purchase consideration transferred in excess of the net of the acquisition date fair values of the assets acquired and the liabilities assumed is allocated to goodwill. The allocation requires our management to make estimates of the value of various assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Recent Accounting Standards
See Note 3, Recent Accounting and Reporting Standards to the financial statements included in this report for further information.

Results of Operations
Result Summary
The following table summarizes our consolidated results of operations and other financial information:

In Thousands	Three Months Ended Match 31,
	2026	2025
Operating Revenue
Imaging Center	$556,815	$461,378
Digital Health	29,121	19,221
Intersegment eliminations	(10,305)	(9,200)
Total service revenue	$575,631	$471,399

Segment profit
Imaging Center	$36,260	$15,648
Digital Health	$(11,141)	$(3,117)
Total Segment profit	$25,119	$12,531
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Imaging Center Segment
We have developed our Imaging Centers segment through a combination of organic same-center growth, new center buildouts, acquisitions and joint venture formations. In the discussion below, "same center" metrics are based on imaging centers that we operate and were in operation throughout the period of January 1, 2025 through March 31, 2026, excluding amounts relating to imaging centers that were acquired or divested between January 1, 2025 through March 31, 2026, unless the procedural volumes of closed centers were relocated into centers that existed throughout such period. The revenue analysis presented below includes intersegment revenue prior to elimination.
Total Revenue

In Thousands	Three Months Ended March 31,
Revenue	2026	2025	$ Increase	% Change
Total	$556,815	$461,378	$95,437	20.7%
Same Center	$502,562	$461,350	$41,212	8.9%
Excluded	$54,253	$28	—	—

Our 8.9% increase in Imaging Center same-center revenue compared to the same period last year was driven by higher fees per imaging procedure and increased procedure volumes. This is a function of procedural volume growth at our consolidated centers. This growth reflects both organic increases at existing centers and incremental volumes from centers acquired since the prior-year period.

The increase in revenue was largely attributable to the procedural volume growth, increased reimbursement from commercial and capitated payors and favorable changes in product mix, as advanced imaging represented a greater proportion of total procedures. A significant contributor to this shift was the increase in PET and CT procedures related to prostate cancer and Alzheimer’s-related studies, which are included within advanced modality imaging procedures. Additionally, the increase in same center revenue was the result of net increases in reimbursement from commercial and capitated payors.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026 increased approximately $83.7 million, or 17.5%, to $563.0 million for the three months ended March 31, 2026 from $479.4 million for the three months ended March 31, 2025. The following table breaks down our cost of operations and total operating expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Salaries, excluding stock-based compensation	223,742	193,587
Professional reading fees	95,850	77,104
Stock-based compensation	26,056	25,228
Building and equipment rental	35,832	30,924
Medical supplies	43,196	29,725
Lease abandonment charges	—	5,388
Other operating expenses *	95,882	83,774
Cost of operations	520,558	445,730

Depreciation and amortization	38,501	32,539
Loss on sale and disposal of equipment	2,568	398
Severance costs	1,412	696
Total operating expenses	$563,039	$479,363
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended March 31, 2026 and 2025 (in thousands):
Salaries, excluding stock-based compensation and severance

In Thousands	Three Months Ended March 31,
Salaries, excluding stock-based compensation and severance	2026	2025	$ Increase	% Change
Total	$223,742	$193,587	$30,155	15.6%
Same Center	$202,125	$193,491	$8,633	4.5%
Excluded	$21,617	$96	—	—

In response to higher procedure volumes, we increased staffing levels across clinical, administrative and technical functions to support patient demand. These increases were partially offset by improved labor efficiency initiatives, workflow optimization technologies and operating leverage from higher procedural volumes, which contributed to salary expense growth remaining below the rate of same-center revenue growth. Overall, the increase in compensation expense remained generally consistent with same-center revenue trends.

Professional reading fees

In Thousands	Three Months Ended March 31,
Professional Fees	2026	2025	$ Increase	% Change
Total	$95,850	$77,104	$18,746	24.3%
Same Center	$87,322	$77,105	$10,217	13.3%
Excluded	$8,528	-$1	—	—

The increase in same-center professional fees was primarily attributable to higher procedural volumes. The increase in professional fees relative to the 8.9% increase in same-center sales was primarily driven by (i) a greater mix of advanced imaging procedures, for which professional fees generally represent a higher proportion of revenue, and (ii) disproportionately higher growth in California imaging centers staffed by BRMG radiologists, whose professional fees are consolidated within our financial results. In many imaging centers outside of California, revenues are reported net of professional fees and, accordingly, the related professional fees are not consolidated within our financial results.

Stock-based compensation

Stock-based compensation for the three months ended March 31, 2026 increased approximately $0.8 million, or 3.3%, to $26.1 million from $25.2 million for the three months ended March 31, 2025.

Building and equipment rental

In Thousands	Three Months Ended March 31,
Building & Equipment Rental	2026	2025	$ Increase	% Change
Total	$35,832	$30,924	$4,908	15.9%
Same Center	$31,391	$30,863	$528	1.7%
Excluded	$4,441	$61	—	—

Building and equipment rental expense on a same-center basis increased slightly, primarily due to higher rent and common area maintenance charges.
Medical supplies

In Thousands	Three Months Ended March 31,
Medical Supplies Expense	2026	2025	$ Increase	% Change
Total	$43,196	$29,725	$13,471	45.3%
Same Center	$33,956	$29,720	$4,236	14.3%
Excluded	$9,240	$5	—	—

Consistent with the shift in our procedural mix toward more advanced imaging, medical supplies expense increased at a higher rate than revenue growth. The growth in PET and CT procedures, particularly for prostate cancer and suspected Alzheimer’s studies, drove higher utilization of high-cost isotope tracers, contributing to the increase. In addition, price increases for these tracers further elevated medical supplies expense compared to the prior year.

Other operating expenses

In Thousands	Three Months Ended March 31,
Other Operating Expenses	2026	2025	$ Increase	% Change
Total	$95,882	$83,774	$12,108	14.5%
Same Center	$88,076	$83,706	$4,370	5.2%
Excluded	$7,806	$68	—	—

Other operating expenses, which include outside services, software licensing fees, including approximately $10.3 million of intersegment license fees paid to Digital Health, repair and maintenance, and utilities, have increased $12.1 million, or 14.5%, to approximately $95.9 million for the three months ended March 31, 2026 compared to $83.8 million for three months ended March 31, 2025.

The increase was primarily attributable to higher outside service costs associated with acquisition activity, increased contractor services, and higher equipment and maintenance costs. In addition, certain increases relate to intersegment software licensing fees from the Digital Health segment, which are eliminated in consolidation and therefore impact segment operating results but not consolidated operating income.
Additional segment operating and non-operating expenses

In Thousands	Three Months Ended March 31,
Depreciation and amortization	2026	2025	$ Increase	% Change
Total	$38,501	$32,539	$5,962	18.3%
Same Center	$35,785	$32,522	$3,263	10.0%
Excluded	$2,611	$17	—	—
The increase in depreciation expense was the result of our higher depreciable asset base.

In Thousands	Three Months Ended March 31,
Severance	2026	2025	$ Increase	% Change
Total	$1,412	$696	$716	102.9%
Same Center	$1,323	$696	$627	90.1%
Excluded	$89	$—	—	—

In Thousands	Three Months Ended March 31,
	2026	2025	$ Increase/(Decrease)	% Change
Other income	($5,057)	($7,716)	2,659	(34.5)%

Other income for the three months ended March 31, 2026 included $5.0 million of money market interest income.

Digital Health Segment

The breakdown of revenue and expenses of the Digital Health segment for the three months ended March 31, 2026 and 2025 are as follows:

In Thousands	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Statement of Operations
Revenue	$29,121	$19,221	$9,900	51.5%
Salaries and Wages	15,828	8,693	7,135	82.1%
Stock Compensation	5,320	3,266	2,054	62.9%
Other operating	14,554	6,816	7,738	113.5%
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	4,560	3,562	998	28%
Depreciation & Amort.	6,466	2,944	3,522	119.6%
(Gain) loss on sale and disposal of equipment and other	23	3	20	666.7%
Severance	53	51	2	3.9%
Total operating expenses	$46,804	$25,335	$21,469	84.7%
Loss from Operations	$(17,683)	$(6,114)	$(11,569)	189.2%
Other expense	170	5	165	3300.0%
Loss before taxes	(17,853)	(6,119)	(11,734)	191.8%
Income taxes	$(2,969)	$(732)	$(2,237)	305.6%
Segment net loss	(14,884)	(5,387)	(9,497)	176.3%

Revenues for the Digital Health segment increased significantly compared to the prior-year period, reflecting a combination of strong growth in our Population Health AI and Enterprise Informatics portfolios, combined with the impact of inorganic growth from the acquisitions of iCAD, SeeMode, CIMAR.

For the three months ended March 31, 2026, Digital Health segment revenues increased $9.9 million or 51.5%, to $29.1 million, compared to $19.2 million for the three months ended March 31, 2025. The growth was primarily driven by a 125% increase in AI-related revenue and a 17% increase in Enterprise Imaging revenue.

External revenue represented 65% of total segment revenue for three months ended March 31, 2026. Compared to last year, the segment’s customer base expanded from 460+ to 2,890+, and procedure volumes supported by Digital Health solutions increased from $4.9 million to $10.5 million, primarily reflecting the addition of iCAD, Gleamer, and CIMAR.

Annual Recurring Revenue or ARR, as of March 31, 2026 was $96.9 million as compared with $49.8 million as of March 31, 2025. The Company defines Annual Recurring Revenue ("ARR") as a key subscription economy metric representing the predictable, normalized annualized value of contracted recurring revenue generated from customers from active customer contracts. ARR includes subscription fees, recurring support fees, and contracted usage charges and excludes one-time, non-recurring fees such as, implementation, hardware sales, professional services, consulting and one-off training. ARR is a non-GAAP measure and does not represent GAAP revenue recognized over time.

Segment operating expenses increased year over year due to the addition of new costs resulting from acquisitions (iCAD, SeeMode, CIMAR and Gleamer); investments in the personnel to build foundational capabilities and support the segment’s growth trajectory , investments in software and cloud costs, increased stock-based compensation commensurate with the growing organization, and higher non-capitalized R&D costs, reflecting continued investment in scaling our platforms for broader deployment. We expect the segment to continue operating at a net loss in the near term as integration of iCAD, See-Mode, CIMAR, and Gleamer progresses.

Consolidated

The following discussion relates to consolidated interest expense and other items managed at the corporate level, which are not separately allocated to our reportable segments.
Interest expense

In Thousands	Three Months Ended March 31,
Interest expense	2026	2025	$ Increase/(Decrease)	% Change
Total interest expense	$17,657	$17,239	$418	2.4%
Interest related to derivatives*	—	(1,018)
Interest expense related to amortization**	779	728
Adjusted interest expense***	16,878	17,529	(651)	(3.7)%

*Includes payments from 2019 Swaps (as defined in the notes to our condensed consolidated financial statements) and Swaps amortization
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other
The decrease in interest expense was primarily driven by a lower average outstanding debt balance during the three months ended March 31, 2026, compared to the same period in the prior year.

In addition, our 2019 interest rate swap agreements matured in 2025. As a result, there were no interest related to derivatives during the current period, whereas prior periods included the impact of such swap-related amounts.

Non-cash change in fair value of interest rate hedge

No non-cash change in fair value of interest rate hedge was recognized during the three months ended March 31, 2026, as our 2019 Swaps matured in 2025.

Equity in earnings from unconsolidated joint ventures
For the three months ended March 31, 2026 and 2025, we recognized equity in earnings from unconsolidated joint ventures in the amount of $3.8 million and $2.6 million, respectively. The increase was primarily driven by improved income from Santa Monica Imaging Group LLC and lower losses from Arizona Diagnostic Radiology Group LLC.
Net income attributable to noncontrolling interests
At March 31, 2026, our consolidated subsidiaries operated 385 diagnostic imaging centers of which 100 were not wholly-owned. At March 31, 2025, our consolidated subsidiaries included 347 imaging centers, of which 100 were not wholly-owned. Thus, a portion of the operating results of our consolidated subsidiaries were attributable to noncontrolling interests.
For the three months ended March 31, 2026, we recognized net income attributable to noncontrolling interests of $8.7 million versus $8.2 million for the three months ended March 31, 2025, respectively, remaining essentially flat year over year.

As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health segment, which generated losses of $17.7 million for the three months ended March 31, 2026, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.

Non-GAAP Financial Measures

We use both U.S. generally accepted accounting principles ("GAAP") and non-GAAP metrics to measure our financial results. We believe that, in addition to GAAP metrics, non-GAAP metrics such as Adjusted EBITDA assist us in measuring our core operations from period to period. We also utilize systemwide measures and other supplemental operating metrics that include both consolidated and unconsolidated affiliates to provide further insight into the overall scale and performance of our diagnostic imaging centers.

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
The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to RadNet, Inc. common stockholders	$(33,466)	$(37,926)
Income taxes	(8,096)	(3,398)
Interest expense	17,657	17,239
Severance costs	1,464	747
Depreciation and amortization	44,967	35,483
Non-cash employee stock-based compensation	31,376	28,494
Loss on sale and disposal of equipment and other	2,591	402
Non-cash change in fair value of interest rate hedge	—	2,106
Other income	(4,907)	(7,712)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	4,560	3,562
Lease abandonment charges	—	5,388
Non-cash change to contingent consideration	2,764	—
Non-operational rent expenses	900	1,342
Acquisition transaction costs	3,454	672
Adjusted EBITDA - Total Company	$63,264	$46,399

NOTE
Adjusted EBITDA - Imaging Center	$61,961	$42,688
Adjusted EBITDA - Digital Health Segment	$1,303	$3,711

The following table is a reconciliation of GAAP net income for our Digital Health segment to Adjusted EBITDA for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Segment net loss	$(14,884)	$(5,387)
Stock Compensation	5,320	3,266
Depreciation & Amortization	6,466	2,944
Other operating loss	23	3
Other expense	150	4
Severance	53	51
Interest	20	—
Income taxes	(2,969)	(732)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	4,560	3,562
Non-cash change to contingent consideration	2,564	—
Adjusted EBITDA - Digital Health Segment	$1,303	$3,711

Systemwide Operating Metrics

At March 31, 2026, 150 of our imaging centers were operating as joint ventures with hospital and health system partners, including 12 unconsolidated joint ventures operating 50 diagnostic imaging centers that represent partnerships with hospitals, or health systems and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist.

We charged management service fees from the centers underlying these joint ventures of approximately $6.6 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively. These management fees are expenses of the unconsolidated joint ventures and are recognized as service fee revenue. These management fees are earned for providing to the unconsolidated joint venture centers, among other things, day-to-day operational oversight, revenue cycle, human resources, finance, accounting and information systems. These joint ventures are considered related parties. Amounts transacted between us and the entities are in the ordinary course of business and are disclosed on our balance sheet in the due from/to affiliate accounts.

Given the significance of these unconsolidated joint ventures to our business, in addition to our consolidated results, management evaluates performance on a systemwide basis that includes both our consolidated operations and the operations of our unconsolidated joint ventures. We refer to metrics derived solely from entities we consolidate for financial reporting purposes as “consolidated,” and metrics that incorporate the results of our unconsolidated joint ventures as “Systemwide.”

Systemwide measures are non-GAAP financial measures and should not be considered substitutes for, or superior to, our consolidated GAAP results. Because Systemwide measures combine amounts derived from our consolidated results with amounts derived from entities that are not consolidated, they do not represent our actual revenue or other GAAP financial measures. Investors should not rely on Systemwide metrics in isolation and should review them only in conjunction with our consolidated financial statements and related notes as a supplement to understanding the overall scale and performance of our imaging network.

Management uses Systemwide measures, including Systemwide imaging center revenue, to assess the aggregate performance of our diagnostic imaging center network. Because a significant portion of our imaging center network operates through unconsolidated joint ventures, consolidated revenue alone does not capture the full revenue-generating activity of our network, and we believe investors benefit from understanding Systemwide revenue as an indicator of the economic performance and growth trajectory management considers. These metrics are intended to present the full scope of imaging center activity from which we derive economic benefit. Systemwide revenue is equal to consolidated revenue plus 100% of the revenues of our unconsolidated joint ventures, without adjustment for our ownership percentage.

We believe these measures provide insight into the total scale of our diagnostic imaging center network and the aggregate revenues generated across all centers in which we hold an economic interest which is consistent with how management internally evaluates the business, allocates resources, and assesses operational performance. We believe such measures facilitate a more complete understanding of trends in our business. We believe these measures enable period-over-period comparisons of operating performance across the full network on a same-center and total-center basis, including volume, revenue, and growth rates.

The following table reconciles Systemwide imaging center revenue to total service revenue as reported under GAAP for the periods presented:

	Three months ended March 31,
	2026	2025	$ Increase/(Decrease)	% Change
Total service revenue	575,631	471,399	104,232	22.1%
Add Intersegment revenue	10,305	9,200	1,105	12.0%
Less: Digital Health revenue	(29,121)	(19,221)	(9,900)	51.5%
Consolidated imaging center revenue	556,815	461,378	95,437	20.7%
Unconsolidated affiliates revenue (1)	73,330	66,274	7,056	10.6%
Systemwide revenue	630,145	527,652	102,493	19.4%

	Three months ended March 31,
	2026	2025	$ Increase/(Decrease)	% Change
Consolidated imaging center revenue	556,815	461,378	95,437	20.7%
Less: Excluded Consolidated Imaging center revenue	(54,253)	(28)	(54,225)	193660.7%
Consolidated same-center revenue	502,562	461,350	41,212	8.9%
Unconsolidated affiliates same-center revenue (2)	73,330	66,058	7,271	11.0%
Systemwide same-center revenue	575,892	527,408	48,483	9.2%

1."Unconsolidated affiliates revenue” represents revenue generated by unconsolidated joint ventures that are accounted for under the equity method and therefore not included in our consolidated GAAP revenue.
2.“Unconsolidated affiliates same-center revenue” represents same-center revenue generated by unconsolidated joint ventures included in Systemwide measures and not included in consolidated GAAP revenue.

The following tables present our systemwide procedural volumes by modality and systemwide same-center procedural volumes by modality for the three months ended March 31, 2026 and 2025, including the percentage change compared to the prior year period. Management believes these metrics provide useful supplemental information regarding trends in procedural demand and utilization across our imaging network, including consolidated and unconsolidated joint ventures.

	SYSTEMWIDE PROCEDURAL VOLUMES BY MODALITY
	Three Months Ended March 31,
	2026	2025	% Change
MR	538,043	447,330	20.3%
CT	319,201	271,170	17.7%
PET/CT	27,572	20,389	35.2%
Nuclear Medicine	10,395	9,577	8.5%
Ultrasound	718,006	656,427	9.4%
Mammography	504,761	476,378	6.0%
X-ray and Other	902,977	861,702	4.8%
	3,020,955	2,742,973	10.1%

	SYSTEMWIDE SAME-CENTER PROCEDURAL VOLUMES BY MODALITY
	Three Months Ended March 31,
	2026	2025	% Change
MR	491,958	447,330	10.0%
CT	284,014	271,152	4.7%
PET/CT	23,394	20,389	14.7%
Nuclear Medicine	8,461	9,577	(11.7)%
Ultrasound	670,331	656,325	2.1%
Mammography	474,740	476,378	(0.3)%
X-ray and Other	853,793	860,472	(0.8)%
	2,806,691	2,741,623	2.4%
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

The following table summarizes key balance sheet data related to our liquidity as of March 31, 2026 and December 31, 2025 and income statement data for the three months ended March 31, 2026 and 2025 (in thousands):

Balance Sheet Data:	March 31, 2026	December 31, 2025
Cash and cash equivalents	$455,339	$767,215
Accounts receivable	209,090	200,317
Working capital (exclusive of current operating lease liabilities)	171,732	507,298
Stockholders' equity	1,352,712	1,355,886

Income statement data for the three months ended March 31,	2026	2025
Total net revenue	$575,631	$471,399
Net loss attributable to RadNet common stockholders	(33,466)	(37,926)

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the three months ended March 31, 2026 and 2025 (in thousands):

Cash Flow Data	March 31, 2026	March 31, 2025
Cash provided by operating activities	$78,972	$41,481
Cash used in investing activities	(370,973)	(56,751)
Cash used in financing activities	(17,504)	(7,510)

Cash provided by operating activities for the three months ended March 31, 2026 increased by $37.5 million compared to March 31, 2025 primarily driven by a $25.8 million change in assets and liabilities, primarily due to the timing of payments for accounts payable and accrued expenses.

Cash used in investing activities for the three months ended March 31, 2026 increased $314.2 million compared to the three months ended March 31, 2025. The increase was primarily due to a $300.4 million increase in purchases of imaging facilities and other acquisitions, mainly related to the acquisition of Gleamer, a digital health business, as well as imaging facilities.

Cash used by financing activities for the three months ended March 31, 2026 increased by $10.0 million compared to the three months ended March 31, 2025, as well as the repayment of notes payable assumed in connection with acquisitions.

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
Our condensed consolidated balance sheets at March 31, 2026 include $1,079.6 million of total term loan debt (exclusive of unamortized discounts of $11.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loan	$958,680	$(11,199)	$947,481
Truist Term Loan	120,937	(396)	120,542
Total Term Loans	$1,079,617	$(11,595)	$1,068,022

At March 31, 2026, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $8.6 million, we had $273.4 million available for borrowing under our Barclays Revolving Credit Facility and $50.0 million available under our Truist revolving credit facility.

Please see Note 6, Credit Facilities and Notes Payable in the notes accompanying our financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk:
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Pound Sterling, Euro, Canadian Dollar, Hungarian Forint and Indian Rupee. We provide radiological services in the United Kingdom, conduct AI operations in the Netherlands, and maintain research and development centers in Canada, Hungary and India. We do not have any foreign currency exchange contracts to mitigate this risk. At March 31, 2026, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.7 million in operating expenses.
Interest Rate Sensitivity:
Our debt instruments, including borrowings under our Barclays Revolving Credit Facility and our Truist Revolving Credit Facility, bear interest at variable rates. Accordingly, our interest expense and our earnings are affected by changes in short term interest rates.
To mitigate our future floating rate interest expense exposure, we entered into the 2019 Swaps with a locked-in interest rate for one-month Term SOFR of 1.98% for $400 million of notional value. We are liable for premium payments to the 2019 swap counterparties if interest rates are below the arranged rate and receive payments from the counterparties if interest rates exceed the arranged rate. Payments under the 2019 Swaps are settled in cash on a monthly basis. The 2019 Swaps for the $400 million notional amount expired in October 2025.
We can elect SOFR or Alternative Base Rate interest options on amounts outstanding under the Barclays Term Loan. At March 31, 2026, we had $958.7 million outstanding subject to an SOFR election on the Barclays Term Loan. At March 31, 2026, our effective SOFR interest rate plus applicable margin was 5.92%. Consequently, a hypothetical 1% increase in the SOFR rates under the Barclay's credit facility would result in an increase of $9.6 million in annual interest expense and a corresponding decrease in income before taxes.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist Revolving Credit Facility. At March 31, 2026, we had $120.9 million outstanding subject to an adjusted SOFR election on the Truist Term Loan (as defined in the notes to our condensed consolidated financial statements). At March 31, 2026, our effective SOFR rate plus applicable margin was 5.30%. A hypothetical 1% increase in the adjusted Eurodollar rates under the Truist Revolving Credit Facility would result in an increase of approximately $1.2 million in annual interest expense and a corresponding decrease in income before taxes.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2026. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to Exhibit 3.2 filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to Exhibit 3.2 filed with Form 8-K on September 4, 2008).

3.3	Amended and Restated Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on February 6, 2020).

10.1	Second Amendment to Employment Agreement dated January 23, 2026 with Mark D. Stolper (incorporated by reference to Exhibit 10.12 filed with Form 10-K on March 2, 2026).

10.2	Second Amendment to Employment Agreement dated January 23, 2026 with Stephen M. Forthuber (incorporated by reference to Exhibit 10.15 filed with Form 10-K on March 2, 2026).

10.3	Second Amendment to Employment Agreement dated January 23, 2026 with Norman Hames (incorporated by reference to Exhibit 10.18 filed with Form 10-K on March 2, 2026).

10.4	Second Amendment to Employment Agreement dated January 23, 2026 with Mital Patel (incorporated by reference to Exhibit 10.21 filed with Form 10-K on March 2, 2026).

10.5	Third Amendment to Employment Agreement dated January 3, 2026 with David J. Katz (incorporated by reference to Exhibit 10.25 filed with Form 10-K on March 2, 2026).

10.6	Amendment to Employment Agreement dated January 23, 2026 with Cornelis Wesdorp (incorporated by reference to Exhibit 10.29 filed with Form 10-K on March 2, 2026).

10.7	French Sub-Plan to the RadNet, Inc. Equity Incentive Plan, Effective April 30, 2026.

10.8	Form of Stock Unit Award Agreement to the French Sub-Plan to the RadNet, Inc. Equity Incentive Plan.

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

RADNET, INC.
(Registrant)

Date: May 11, 2026	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)