Form 10-Q
period 2026-06-30
RadNet, Inc.
filed 2026-08-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on August 6, 2026 was 78,697,257 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$726,272	$767,215
Accounts receivable	241,845	200,317
Due from affiliates	6,863	12,592
Prepaid expenses and other current assets	60,776	52,003
Total current assets	1,035,756	1,032,127
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	879,904	807,702
Operating lease right-of-use assets	759,225	690,250
Total property, equipment and right-of-use assets	1,639,129	1,497,952
OTHER ASSETS
Goodwill	1,122,468	907,663
Other intangible assets	245,348	148,508
Deferred financing costs	1,393	1,684
Investment in joint ventures	135,019	130,340
Deposits and other	47,238	40,289
Total assets	$4,226,351	$3,758,563
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$489,818	$422,029
Due to affiliates	91,298	70,104
Deferred revenue	16,480	7,272
Current operating lease liability	69,557	61,934
Current portion of notes payable	30,669	25,424
Total current liabilities	697,822	586,763
LONG-TERM LIABILITIES
Long-term finance lease liability	4,288	—
Long-term operating lease liability	776,329	707,001
Notes payable, net of current portion	1,301,862	1,064,495
Deferred tax liability, net	39,005	21,903
Other non-current liabilities	12,994	22,515
Total liabilities	2,832,300	2,402,677
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 78,646,805 and 77,399,615 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	8	8
Additional paid-in-capital	1,222,961	1,180,434
Accumulated other comprehensive (loss) income	(5,504)	4,885
Accumulated deficit	(121,373)	(95,437)
Total RadNet, Inc.'s Stockholders' equity:	1,096,092	1,089,890
Noncontrolling interests	297,959	265,996
Total equity	1,394,051	1,355,886
Total liabilities and equity	$4,226,351	$3,758,563

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Service fee revenue	$592,589	$468,063	$1,137,807	$907,412
Revenue under capitation arrangements	30,131	30,167	60,544	62,217
Total service revenue	622,720	498,230	1,198,351	969,629

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	534,640	429,085	1,085,152	882,565
Lease abandonment charges	1,306	123	1,306	5,511
Depreciation and amortization	45,529	35,993	90,496	71,476
Loss on sale and disposal of equipment and other	1,117	1,724	3,708	2,126
Severance costs	660	426	2,124	1,173
Total operating expenses	583,252	467,351	1,182,786	962,851
INCOME FROM OPERATIONS	39,468	30,879	15,565	6,778

OTHER INCOME AND EXPENSES
Interest expense	18,153	17,189	35,810	34,428
Equity in earnings of joint ventures	(4,710)	(4,356)	(8,535)	(6,955)
Non-cash change in fair value of interest rate swap	—	1,956	—	4,062
Debt restructuring and extinguishment expenses	3,368	—	3,368	—
Other income, net	(3,960)	(7,764)	(8,867)	(15,476)
Total other expenses	12,851	7,025	21,776	16,059
INCOME (LOSS) BEFORE INCOME TAXES	26,617	23,854	(6,211)	(9,281)
(Provision for) benefit from income taxes	(6,363)	(820)	1,733	2,578
NET INCOME (LOSS)	20,254	23,034	(4,478)	(6,703)
Net income attributable to noncontrolling interest	12,724	8,580	21,458	16,769
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,530	$14,454	$(25,936)	$(23,472)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.10	$0.19	$(0.33)	$(0.32)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.10	$0.19	$(0.33)	$(0.32)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	77,788,452	74,352,498	77,425,061	74,070,438
Diluted	78,731,021	75,531,743	77,425,061	74,070,438

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$20,254	$23,034	$(4,478)	$(6,703)
Foreign currency translation adjustments	(3,032)	9,523	(10,550)	13,632
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	1,023	—	2,056
COMPREHENSIVE INCOME (LOSS)	17,222	33,580	(15,028)	8,985
Less net income attributable to noncontrolling interests	12,724	8,580	21,458	16,769
Less foreign currency translation adjustments attributable to noncontrolling interests	6	—	(161)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$4,492	$25,000	$(36,325)	$(7,784)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended June 30, 2026 and June 30, 2025.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
BALANCE - MARCH 31, 2026	78,545,837	$8	$1,211,912	$(2,466)	$(128,903)	$1,080,551	$272,161	$1,352,712

Issuance of common stock upon exercise of options	28,560	—	509	—	—	509	—	509
Issuance of common stock under the equity compensation plan	86,491	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,558	—	—	10,558	—	10,558
Forfeiture of restricted stock and share cancellation	(14,083)	—	(18)	—	—	(18)	—	(18)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,525)	(1,525)
Change in cumulative foreign currency translation adjustment	—	—	—	(3,038)	—	(3,038)	6	(3,032)
Noncontrolling interest recognized in business combination	—	—	—	—	—	—	14,593	14,593
Net income	—	—	—	—	7,530	7,530	12,724	20,254
BALANCE - JUNE 30, 2026	78,646,805	$8	$1,222,961	$(5,504)	$(121,373)	$1,096,092	$297,959	$1,394,051

BALANCE - MARCH 31, 2025	74,956,566	$7	$1,016,762	$(3,919)	$(114,711)	$898,139	$238,378	$1,136,517

Issuance of common stock upon exercise of options	50,340	1	433	—	—	434	—	434
Issuance of common stock under the equity compensation plan	63,877	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,761	—	—	8,761	—	8,761
Forfeiture of restricted stock and share cancellation	(3,681)	—	(20)	—	—	(20)	—	(20)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(2,400)	(2,400)
Contribution from noncontrolling partner	—	—	—	—	—	—	2,389	2,389
Change in cumulative foreign currency translation adjustment	—	—	—	9,523	—	9,523	—	9,523
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	1,023	—	1,023	—	1,023
Net income	—	—	—	—	14,454	14,454	8,580	23,034
BALANCE - JUNE 30, 2025	75,067,102	$8	$1,025,936	$6,627	$(100,257)	$932,314	$246,947	$1,179,261

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the six months ended June 30, 2026 and June 30, 2025.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
BALANCE - DECEMBER 31, 2025	77,399,615	$8	$1,180,434	$4,885	$(95,437)	$1,089,890	$265,996	$1,355,886

Issuance of common stock upon exercise of options	95,672	—	612	—	—	612	—	612
Issuance of common stock under the equity compensation plan	979,451	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	41,998	—	—	41,998	—	41,998
Issuance of common stock in connection with acquisitions	190,924	—	—	—	—	—	—	—
Forfeiture of restricted stock and share cancellation	(18,857)	—	(83)	—	—	(83)	—	(83)
Purchase of noncontrolling interests	—	—	—	—	—	—	(3,927)	(3,927)
Change in cumulative foreign currency translation adjustment	—	—	—	(10,389)	—	(10,389)	(161)	(10,550)
Noncontrolling interest recognized in business combination	—	—	—	—	—	—	14,593	14,593
Net (loss) income	—	—	—	—	(25,936)	(25,936)	21,458	(4,478)
BALANCE - JUNE 30, 2026	78,646,805	$8	$1,222,961	$(5,504)	$(121,373)	$1,096,092	$297,959	$1,394,051

BALANCE - DECEMBER 31, 2024	74,036,993	$7	$988,147	$(9,061)	$(76,785)	$902,308	$231,102	$1,133,410

Issuance of common stock upon exercise of options	62,296	1	554	—	—	555	—	555
Issuance of common stock under the equity compensation plan	970,712	—	—	—	—	—	—	—
Issuance of common stock under the DeepHealth equity compensation plan	3,438	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	37,275	—	—	37,275	—	37,275
Forfeiture of restricted stock and share cancellation	(6,337)	—	(40)	—	—	(40)	—	(40)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,313)	(3,313)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,389	2,389
Change in cumulative foreign currency translation adjustment	—	—	—	13,632	—	13,632	—	13,632
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	2,056	—	2,056	—	2,056
Net (loss) income	—	—	—	—	(23,472)	(23,472)	16,769	(6,703)
BALANCE - JUNE 30, 2025	75,067,102	$8	$1,025,936	$6,627	$(100,257)	$932,314	$246,947	$1,179,261
    The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,478)	$(6,703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90,496	71,476
Noncash operating lease expense	32,658	29,356
Equity in earnings of joint ventures, net of dividends	(4,679)	(1,267)
Amortization of deferred financing costs and loan discount	1,550	1,471
Loss on sale and disposal of equipment	3,708	2,126
Loss on extinguishment of debt	407	—
Lease abandonment charges	1,306	5,511
Amortization of cash flow hedge	—	2,712
Non-cash change in fair value of interest rate swap	—	4,062
Stock-based compensation	41,915	37,235
Change in fair value of contingent consideration	(393)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(23,413)	(14,159)
Other current assets	(1,131)	22,381
Other assets	(7,443)	(2,544)
Deferred taxes	(3,784)	(3,511)
Operating leases	(29,238)	(34,726)
Deferred revenue	1,016	145
Accounts payable, accrued expenses and other	74,574	48,264
Net cash provided by operating activities	173,071	161,829
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions, net of cash acquired	(315,707)	(31,985)
Purchase of property and equipment and other	(126,215)	(101,776)
Proceeds from sale of equipment	744	40
Equity contributions in existing and purchase of interest in joint ventures	—	(20,480)
Collection of notes receivable	6,651	—
Net cash used in investing activities	(434,527)	(154,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(11,767)	(3,461)
Payments on term loan debt	(11,140)	(10,252)
Proceeds from issuance of new debt, net of issuance costs	248,937	99,001
Purchase of noncontrolling interests by third party	—	2,389
Distributions paid to noncontrolling interests	(3,927)	(3,313)
Proceeds from issuance of common stock upon exercise of options	612	554
Net cash provided by financing activities	222,715	84,918
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,202)	586
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,943)	93,132
CASH AND CASH EQUIVALENTS, beginning of period	767,215	740,020
CASH AND CASH EQUIVALENTS, end of period	$726,272	$833,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$35,632	$35,018
Cash paid during the period for income taxes	$2,143	$2,428
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $59.6 million and $74.5 million during the six months ended June 30, 2026 and 2025, respectively, which were not paid for as of June 30, 2026 and 2025, respectively. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
During the six months ended June 30, 2026, we acquired certain assets from entities engaged in the practice of radiology or related businesses. These acquisitions included contingent consideration and holdbacks with an aggregate acquisition-date fair value of $11.6 million that we had not paid for as of June 30, 2026. The accrued amounts are reflected in our condensed consolidated balance sheets under accrued expenses and other non-current liabilities.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At June 30, 2026, we operated directly, or indirectly through joint ventures with hospitals and health system partners, 442 centers located in Arizona, California, Delaware, Florida, Idaho, Indiana, Maryland, New Jersey, New York, Texas, and Virginia. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET”), nuclear medicine, mammography, ultrasound, diagnostic radiology (“X-ray”), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence (“AI”) products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting.

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

The Consolidated Medical Group on a combined basis recognized $80.2 million and $48.3 million of revenue, net of management services fees to RadNet, for the three months ended June 30, 2026 and 2025, respectively. RadNet recognized $294.9 million and $265.6 million of total billed net service fee revenue for the three months ended June 30, 2026, and 2025, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

The Consolidated Medical Group on a combined basis recognized $168.1 million and $106.5 million of revenue, net of management services fees to RadNet, for the six months ended June 30, 2026 and 2025, respectively and $168.1 million and $106.5 million of operating expenses for the six months ended June 30, 2026 and 2025, respectively. RadNet recognized $574.4 million and $504.1 million of total billed net service fee revenue for the six months ended June 30, 2026, and 2025, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

In our condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, we have included approximately $204.9 million and $137.5 million, respectively, of accounts receivable and approximately $47.6 million and $34.9 million of accounts payable and accrued liabilities related to the Consolidated Medical Group, respectively. The cash flows of the Consolidated Medical Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2026 and 2025 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2025.
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
Our total revenues for the three and six months ended June 30, 2026 and 2025 are presented in the table below. Our patient service revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type, along with revenue generated from our management services and other sources such as software and AI.

In Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial insurance	$339,401	$278,902	$655,367	$541,410
Medicare	150,821	116,331	287,923	224,499
Medicaid	14,452	12,597	28,468	24,283
Workers' compensation/personal injury	13,533	10,642	25,830	21,114
Other payors	36,831	29,394	70,383	57,087
Management fee revenue	7,858	6,688	15,339	12,967
Other revenue	29,693	13,509	54,497	26,052
Revenue under capitation arrangements	30,131	30,167	60,544	62,217
Total service revenue	$622,720	$498,230	$1,198,351	$969,629
EQUITY BASED COMPENSATION – We have one long-term incentive plan, which has been amended and restated on April 20, 2015, March 9, 2017, April 15, 2021, April 27, 2023, April 16, 2026 and most recently following approval by our stockholders at our annual stockholders meeting on June 2, 2026 (the “Restated Plan”). We have reserved 23,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, binomial lattice valuation or similar, valuation model. Those models require that our management make certain estimates concerning risk-free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.
In connection with our acquisition of DeepHealth Inc. on June 1, 2020, we assumed the DeepHealth, Inc. 2017 Equity Incentive Plan, including outstanding options awards that can be exercised for our common stock (the “DeepHealth options”). No additional awards will be granted under the DeepHealth, Inc. 2017 Equity Incentive Plan.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivable from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on factoring agreements are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long-term portion. Amounts remaining to be collected on these agreements were $2.3 million and $3.5 million at June 30, 2026 and December 31, 2025, respectively.

We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $1.4 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively. See Note 6, Credit Facilities, Notes Payable, and Finance Lease for more information.
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
Acquisition-related costs are expensed as incurred and are included in Cost of operations, excluding depreciation and amortization, in the condensed consolidated statements of operations. For the three and six months ended June 30, 2026 , such costs totaled approximately $6.6 million and $10.1 million, respectively. For the three and six months ended June 30, 2025, such costs totaled approximately $2.3 million and $3.0 million, respectively.
GOODWILL - Goodwill at June 30, 2026 totaled $1,122.5 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2025 noting no impairment, and we have not identified any indicators of impairment through June 30, 2026.
Activity in goodwill for the six months ended June 30, 2026 is provided below (in thousands):

	Imaging Center segment	Digital Health segment	Total
Balance as of December 31, 2025	$741,893	$165,770	$907,663
Goodwill from acquisitions	47,491	171,121	218,612
Measurement period and other adjustments	—	1,684	1,684
Currency translation	(357)	(5,134)	(5,491)
Balance as of June 30, 2026	$789,027	$333,441	$1,122,468
The amount of goodwill that is expected to be deductible for tax purposes as of June 30, 2026 is $232.3 million.
INTANGIBLE ASSETS - Intangible assets are primarily related to our business combinations and software development. They include the estimated fair value of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names. The components of intangible assets, both finite and indefinite lived, along with annual amortization expense that will be recorded over the next five years at June 30, 2026 and December 31, 2025 are as follows (in thousands):
As of June 30, 2026:

	2026*	2027	2028	2029	2030	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$1,144	$2,287	$2,287	$2,287	$2,287	$2,097	$12,389	5.3
Covenant not to compete and other contracts	988	1,826	1,736	1,245	162	8	5,965	3.2
Customer lists	4,092	8,077	8,036	8,036	8,033	93,619	129,893	16.2
Patent and trademarks	202	382	318	66	43	83	1,094	3.4
Developed technology & software	6,557	12,619	12,619	7,538	6,827	17,115	63,275	5.9
Trade Names definite life	959	1,918	1,883	1,332	1,119	4,099	11,310	8.5
Certifications	984	495	247	—	—	—	1,726	0.2
Others	219	438	438	219	—	—	1,314	2.9
Trade names indefinite life	—	—	—	—	—	7,100	7,100
IPR&D	—	—	—	—	—	11,282	11,282
Total annual amortization	$15,145	$28,042	$27,564	$20,723	$18,471	$135,403	$245,348
*Excluding the six months ended June 30, 2026

As of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,287	$2,287	$2,287	$2,287	$2,287	$2,096	$13,531	5.8
Covenant not to compete and other contracts	2,039	1,745	1,655	1,195	119	—	6,753	3.6
Customer lists	3,914	3,736	3,694	3,694	3,694	43,016	61,748	16.9
Patent and Trademarks	763	391	326	67	43	83	1,673	3.1
Developed Technology & Software	9,712	9,177	9,177	3,958	3,227	5,770	41,021	5.0
Trade Names definite life	394	394	359	252	127	336	1,862	5.6
Certifications	1,867	—	—	—	—	—	1,867	0.8
Others	438	438	438	219	—	—	1,533	3.4
Trade Names indefinite life	—	—	—	—	—	8,500	8,500
IPR&D	—	—	—	—	—	10,020	10,020
Total Annual Amortization	$21,414	$18,168	$17,936	$11,672	$9,497	$69,821	$148,508
Total intangible asset amortization expense was $8.5 million and $15.2 million for the three and six months ended June 30, 2026, respectively. Total amortization expense was $3.2 million and $6.3 million for the three and six months ended June 30, 2025, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to the U.S. Tax and related laws. Some of the provisions of the new tax law that affect corporations include, but are not limited to, reinstatement of immediate expensing of domestic specified research or experimental expenditures, restoration of EBITDA as the base for calculating deductible business interest expense, modifications to international tax regimes, and reenactment of one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from OBBBA with respect to periods prior to enactment were recognized by the Company in the third quarter of 2025, and has been applied prospectively based on the effective dates of the tax law. The enactment of the OBBBA did not have a material impact on the Company’s financial statements.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) announced an inclusive framework on base erosion and profit shifting including Pillar Two Model Rules defining the global minimum tax, which calls for taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to support certain components of Pillar Two Model Rules beginning 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. Though the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two Model Rules slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two Model Rules. On a long-term basis, we will continue to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in all countries applicable to us. For 2026, we expect that we will meet one or more transactional safe harbor rules, and as such, we do not believe Pillar Two model will have an impact on our annual effective tax rate for the year ending December 31, 2026.
We recorded an income tax provision of $6.4 million, or an effective tax rate of 23.9%, for the three months ended June 30, 2026, compared to $0.8 million, or an effective tax rate of 3.4% for the three months ended June 30, 2025. We recorded an income tax benefit of $1.7 million, or an effective tax rate of 27.9%, for the six months ended June 30, 2026, compared to income tax benefit of $2.6 million, or an effective tax rate of 27.8% for the six months ended June 30, 2025. The income tax rates for the three and six months ended June 30, 2026 diverge from the federal statutory rate due to (i) state taxes; (ii) foreign rate differentials; (iii) officer compensation limitation under IRC Section 162(m); (iv) nondeductible stock-based compensation expense; (v) transaction costs and other nondeductible expenses; partially offset by (vi) noncontrolling interests and windfall benefits on the exercise of stock-based compensation.
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
ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of June 30, 2026. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers.
During the three months ended June 30, 2026, we closed several imaging centers with lower utilization and recognized lease abandonment charges of approximately $1.3 million in our Imaging Center segment, which is related to right-of-use asset impairment.
During the six months ended June 30, 2025, we closed several imaging centers with lower utilization and recognized lease abandonment charges of approximately $5.5 million in our Imaging Center segment. Of these amounts, $4.8 million were related to right-of-use assets impairment and $0.7 million were related to the write-off of leasehold improvements for the six months ended June 30, 2025.
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) (“OCI”) and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in OCI. The components of OCI for the three and six months ended June 30, 2026 and 2025 are included in the Condensed Consolidated Statements of

Comprehensive Loss. The following is a reconciliation of Foreign Currency Translation amounts for the three and six months ended June 30, 2026 and 2025 is provided below (in thousands):

For the three months ended June 30, 2026
	March 31, 2026 Balance	Currency Translation Adjustments	June 30, 2026 Balance
Currency Translation Adjustments	$33	$(3,038)	$(3,005)

For the six months ended June 30, 2026
	December 31, 2025 Balance	Currency Translation Adjustments	June 30, 2026 Balance
Currency Translation Adjustments	$7,384	$(10,389)	$(3,005)

For the three months ended June 30, 2025
	March 31, 2025 Balance	Currency Translation Adjustments	June 30, 2025 Balance
Currency Translation Adjustments	$(1,588)	$9,523	$7,935

For the six months ended June 30, 2025
	December 31, 2024 Balance	Currency Translation Adjustments	June 30, 2025 Balance
Currency Translation Adjustments	$(5,697)	$13,632	$7,935

INTEREST ON SECURITIES - We recognized income from interest on securities of approximately $4.2 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively, and $9.2 million and $15.5 million for the six months ended June 30, 2026 and 2025. This income is recorded within Other Income, net in our Consolidated Statements of Operations.
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

Second Milestone ($4.2 million): Payable upon FDA 510(k) clearance of the company’s breast ultrasound detection product. The submission was completed by March 31, 2026, with FDA clearance required by December 31, 2026.

Third Milestone ($4.2 million): Payable upon FDA 510(k) clearance of a new ultrasound product, with submission required by June 30, 2027 and approval by March 31, 2028.

Each contingent amount is payable 50% in cash and 50% in RadNet common shares. As of June 30, 2026, the fair value of the contingent consideration was assessed based on the probability of milestone achievement and was determined by management to be 90% and 80% for the Second and Third Milestone, respectively.

Kolb Radiology P.C
On July 1, 2025, the Company completed the acquisition of substantially all the assets of Kolb Radiology P.C., a New York-based diagnostic imaging practice. As part of the purchase agreement, we agreed to pay up to $8.0 million in contingent consideration (“Earnout Consideration”) payable in cash based on the financial performance of the acquired business over three consecutive twelve-month periods following the closing date.

As of June 30, 2026, the fair value of the contingent consideration was estimated using a Monte Carlo simulation under a risk-neutral framework that modeled projected MRI revenues and discounted expected payments at term-matched U.S. Treasury rates plus RadNet’s credit spread. Key assumptions included a 2.3% revenue risk premium, 15% revenue volatility, 50% operational leverage ratio, and 2.0% credit spread.

CIMAR (UK) Limited

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

The fair value of the contingent consideration was estimated using a Monte Carlo simulation under a risk-neutral framework that projected revenue-based performance milestones, R&D Deferred Consideration, and discounted expected payments at term-matched U.S. Treasury rates plus RadNet's credit spread. Key assumptions as of June 30, 2026 included a 2.4% revenue risk premium, 25% revenue volatility, 60% operational leverage ratio, and 2% credit spread.

Gleamer SAS

On March 2, 2026, the Company, through our wholly owned subsidiary DH AI International Holdings, B.V., completed the acquisition of all the equity interests of Gleamer SAS. As part of the purchase agreement, we agreed to pay up to €15.0 million in contingent consideration in cash, based upon the achievements of specified annual recurring revenue (“ARR”) targets.

At the acquisition date, the Company recorded a contingent consideration liability of $8.6 million. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model, which considered a range of potential ARR outcomes and calculated the present value of expected payments. Key assumptions as of June 30, 2026 included a 3% ARR risk premium, 18% ARR volatility, 75% operational leverage ratio, and a 3% credit spread.

The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in earnings. A tabular roll forward of contingent consideration is as follows (amounts in thousands):

For the three months ended June 30, 2026
Entity	Account	March 31, 2026 Balance	Additions	Change in valuation of contingent consideration	Currency Translation	June 30, 2026 Balance
See-Mode Technologies Pte. Ltd.	Accrued expenses and other non-current liabilities	$6,962	$—	$90	$(24)	$7,028
Kolb Radiology P.C.	Accrued expenses and other non-current liabilities	$4,100	$—	$(3,727)	$—	$373
CIMAR (UK) Limited	Accrued expenses and other non-current liabilities	$6,616	$—	$137	$8	$6,761
Gleamer SAS	Accrued expenses	$8,424	$—	$343	$(85)	$8,682

For the six months ended June 30, 2026
Entity	Account	December 31, 2025 Balance	Additions	Change in valuation of contingent consideration	Currency Translation	June 30, 2026 Balance
See-Mode Technologies Pte. Ltd.	Accrued expenses and other non-current liabilities	$5,329	$—	$1,717	$(18)	$7,028
Kolb Radiology P.C.	Accrued expenses and other non-current liabilities	$3,900	$—	$(3,527)	$—	$373
CIMAR (UK) Limited	Accrued expenses and other non-current liabilities	$5,753	$—	$1,074	$(66)	$6,761
Gleamer SAS	Accrued expenses	$—	$8,618	$343	$(279)	$8,682
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
Contingent Consideration:

The table below summarizes the estimated fair values of contingencies relating to our acquisitions that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
See-Mode Technologies Pte. Ltd.	$—	$—	$7,028	$7,028
Kolb Radiology P.C.	—	—	373	373
CIMAR (UK) Limited	—	—	6,761	6,761
Gleamer SAS	—	—	8,682	8,682
Long Term Debt:
The table below summarizes the estimated fair value and carrying amount of our Barclays Term Loans and Truist Term Loan long-term debt as follows (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,322,222	$—	$1,322,222	$1,323,729

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,087,272	$—	$1,087,272	$1,084,869

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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,530	$14,454	$(25,936)	$(23,472)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	77,788,452	74,352,498	77,425,061	74,070,438
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.10	$0.19	$(0.33)	$(0.32)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	77,788,452	74,352,498	77,425,061	74,070,438
Add non-vested restricted stock subject only to service vesting	906,831	1,113,969	—	—
Add additional shares issuable upon exercise of stock options and contingently issuable shares	35,738	65,276	—	—
Weighted average number of common shares used in calculating diluted net income per share	78,731,021	75,531,743	77,425,061	74,070,438
Changes in FV associated with contingently issuable shares	$—	$—	$—	$—
Net income (loss) attributable to RadNet, Inc's common stockholders for diluted share calculation	$7,530	$14,454	$(25,936)	$(23,472)
Diluted net income (loss) income per share attributable to RadNet, Inc.'s common stockholders	$0.10	$0.19	$(0.33)	$(0.32)

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	—	—	1,044,079	924,045
Shares issuable upon the exercise of stock options	—	—	912,141	868,999

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of June 30, 2026 and December 31, 2025, we have seven equity investments with an aggregate carrying value of $16.8 million.
No observable price changes or impairments in our investments were identified for the three and six months ended June 30, 2026.
INVESTMENT IN JOINT VENTURES – As of June 30, 2026, we have 12 unconsolidated joint ventures operating 50 diagnostic imaging centers that represent partnerships with hospitals, or health systems and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of June 30, 2026 and December 31, 2025.
The table below summarizes our ownership interest in these unconsolidated joint ventures as of June 30, 2026:

Joint Venture	Percentage Ownership
Franklin Imaging, LLC	49%
Greater Baltimore Diagnostic Imaging	50%
Advanced Imaging at St. Joseph Medical Center, LLC	49%
Carroll County Radiology, LLC	40%
Baltimore Washington Imaging, LLC	35%
Calvert Medical Imaging Centers, LLC	50%
Montgomery Community Magnetic Imaging Center, LLC	49%
Mt. Airy Imaging Center LLC	40%
Orange County Radiation Oncology, LLC	40%
Arizona Diagnostic Radiology Group, LLC	49%
Glendale Advanced Imaging Center, LLC	55%
Santa Monica Imaging Group, LLC	49%
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the six months ended June 30, 2026 (in thousands):

Balance as of December 31, 2025	$130,340
Equity in earnings in joint ventures	8,535
Distribution of earnings	(3,856)
Balance as of June 30, 2026	$135,019

We charged management service fees from the imaging centers underlying these unconsolidated joint ventures of approximately $7.9 million and $6.5 million for the three months ended June 30, 2026 and 2025, respectively, and $15.3 million and $12.6 million for the six months ended June 30, 2026 and 2025

These management fees are expenses of the unconsolidated joint ventures and are recognized as service fee revenue. These management fees are earned for providing, among other things, day-to-day operational oversight, revenue cycle, human resources, finance, accounting and information systems to the imaging centers. These unconsolidated joint ventures are considered related parties. Amounts transacted between us and the entities are in the ordinary course of business and are disclosed on our condensed consolidated balance sheet in the due from/to affiliate accounts.
The following table is a summary of key balance sheet data for these joint ventures as of June 30, 2026 and December 31, 2025 and income statement data for the three and six month ended June 30, 2026 and 2025 (in thousands):

Balance Sheet Data:	June 30, 2026	December 31, 2025
Current assets	$95,060	$79,220
Noncurrent assets	232,621	227,447
Current liabilities	(11,340)	(10,682)
Noncurrent liabilities	(82,247)	(71,298)
Total net assets	$234,094	$224,687

	Three Months Ended June 30,		Six Months Ended June 30,
Income statement data	2026	2025	2026	2025
Net revenue	$76,970	$72,438	$150,299	$138,711
Operating expense, excluding depreciation and amortization	62,044	57,720	122,184	112,696
Depreciation and amortization	4,871	5,280	9,865	10,456
Non-operating expense	30	157	94	651
Net income	10,025	9,281	18,156	14,908

Promissory Note from Joint Venture Member

On June 12, 2025, we executed a $17.0 million promissory note with Dignity Health, a related party and joint venture member of Arizona Diagnostic Radiology Group, LLC (“ADRG”). Monthly principal payments of $0.9 million began July 1, 2025, with interest accruing at the Wall Street Journal Prime Rate plus 2%. Future distributions from ADRG to Dignity will be applied to the note balance until fully repaid. The note is expected to mature on December 1, 2026. As of June 30, 2026, the remaining balance of $4.7 million is entirely classified as current and recorded within Due from Affiliates.

NOTE 3 – RECENT ACCOUNTING AND REPORTING STANDARDS
Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to enhance the transparency of certain expense disclosures. The amendments in this Update require disclosure of specific expense categories in the notes to the financial statements for both interim and annual reporting periods. The Update also requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this Update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be adopted either prospectively or retrospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment
During the six months ended June 30, 2026, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the Idaho, Indiana, and Florida markets. These acquisitions are reported as part of our Imaging Center segment. As of June 30, 2026, we made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands). The valuation of assets acquired and liabilities assumed has not yet been finalized and remains subject to change, primarily related to the completeness of accrued liabilities, the accuracy of fixed asset valuations, and other customary purchase accounting adjustments. The fair value determination is preliminary and may be updated as additional information becomes available.

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Accounts receivable	Prepaid expenses and other current assets	Accounts payable, accrued expenses and other	Right of Use Liabilities	Finance lease	Non-controlling interest
Regional Radiology Center	1/6/2026	$57,309	38,018	59,951	21,780	4,335	10,489	2,407	(14,274)	(61,151)	(4,246)	—
Northwest Radiology Network PC	2/2/2026	9,000	8,668	9,424	189	130	—	13	—	(9,424)	—	—
Intermountain Medical Imaging	5/1/2026	19,663	9,933	5,710	25,522	1,433	—	97	(680)	(7,760)	—	(14,592)
Total		85,972	56,619	75,085	47,491	5,898	10,489	2,517	(14,954)	(78,335)	(4,246)	(14,592)
In connection with these Imaging Centers acquisitions, the aggregate consideration transferred was approximately $86.0 million, comprising approximately $78.1 million of cash consideration, $3.0 million of holdback consideration, $3.8 million of debt assumed, net of cash acquired, and the settlement of a $1.0 million note payable owed to RadNet by a seller.
Formation and acquisition of majority owned subsidiary and sale of economic interest
On May 1, 2026, we acquired a 50% membership interest in Intermountain Medical Imaging, LLC (“IMI”) from Imaging Center Radiologists, LLP and an additional 1% membership interest from Saint Alphonsus Diversified Care, LLC for aggregate cash consideration of approximately $15.2 million, subject to a working capital adjustment. We hold a 51% controlling interest in IMI, and Saint Alphonsus Diversified Care, LLC retains the remaining 49% interest. The joint venture operates outpatient imaging centers in Idaho. We began consolidating the results of IMI upon obtaining control on May 1, 2026.
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

We have preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. This resulted in the recognition of goodwill of approximately $170.9 million, primarily reflecting expected synergies from integrating Gleamer’s AI technology platform, established customer relationships, and assembled workforce. In addition, we recorded identifiable intangible assets of approximately $111.6 million, consisting of developed technology of $29.2 million, customer relationships of $76.0 million, trade names of $3.5 million, and other intangible assets of $2.8 million. The acquisition also included approximately $16.2 million of cash acquired, $14.2 million of other operating assets and $0.3 million of other net tangible assets. Liabilities assumed included deferred tax liabilities of $21.5 million and debt and other liabilities of $27.6 million.

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

As of June 30, 2026, the valuation of assets acquired and liabilities assumed is preliminary and subject to change during the measurement period, primarily with respect to the valuation of identifiable intangible assets, contingent consideration, and deferred taxes. The fair value of contingent consideration will be remeasured at each reporting period until the contingency is resolved. The Company expects to finalize the purchase price allocation within the measurement period as additional information becomes available.

NOTE 5 – SEGMENT REPORTING
Our chief operating decision maker (“CODM”), who is also our CEO, evaluates the financial performance of our segments based upon their respective revenue and segmented internal profit and loss statements prepared on a basis not consistent with GAAP. The CODM considers actual to budget and current year actual to prior year actual for revenue and other profit and loss measures on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. We do not report balance sheet information by segment since it is not reviewed by our CODM to evaluate segment performance or to make resource allocation decisions.
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

The following tables reflect certain financial data for each reportable segment:

Three Months Ended June 30, 2026
	Imaging Center	Digital health	Total
Revenues from external customers	$601,819	$20,901	$622,720
Intersegment revenues	—	11,526	11,526
	$601,819	$32,427	$634,246
Reconciliation of revenue
Elimination of intersegment revenues			(11,526)
Total consolidated revenues			$622,720

Less:
Other segment items*	$509,064	$38,408
Segment profit (loss)	92,755	(5,981)	86,774

Reconciliation of segment profit
Depreciation and amortization			$(45,529)
Loss on sale and disposal of equipment and other			(1,117)
Severance costs			(660)
Interest expense			(18,153)
Equity in earnings of joint ventures			4,710
Debt restructuring and extinguishment expenses			(3,368)
Other income, net			3,960

Income before income taxes			$26,617

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Three Months Ended June 30, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$487,216	$11,014	$498,230
Intersegment revenues	—	9,712	9,712
	$487,216	$20,726	$507,942
Reconciliation of revenue
Elimination of intersegment revenues			(9,712)
Total consolidated revenues			$498,230

Less:
Other segment items*	$414,160	$24,760
Segment profit (loss)	73,056	(4,034)	69,022

Reconciliation of segment profit
Depreciation and amortization			$(35,993)
Loss on sale and disposal of equipment and other			(1,724)
Severance costs			(426)
Interest expense			(17,189)
Equity in earnings of joint ventures			4,356
Non-cash change in fair value of interest rate swaps			(1,956)
Other income, net			7,764

Income before income taxes			$23,854

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Six Months Ended June 30, 2026
	Imaging Center	Digital health	Total
Revenues from external customers	$1,158,807	$39,544	$1,198,351
Intersegment revenues	—	22,003	22,003
	$1,158,807	$61,547	$1,220,354
Reconciliation of revenue
Elimination of intersegment revenues			(22,003)
Total consolidated revenues			$1,198,351

Less:
Other segment items*	$1,029,792	$78,669
Segment profit (loss)	129,015	(17,122)	111,893

Reconciliation of segment profit
Depreciation and amortization			$(90,496)
Loss on sale and disposal of equipment and other			(3,708)
Severance costs			(2,124)
Interest expense			(35,810)
Equity in earnings of joint ventures			8,535
Debt restructuring and extinguishment expenses			(3,368)
Other income, net			8,867

Loss before income taxes			$(6,211)

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Six Months Ended June 30, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$948,594	$21,035	$969,629
Intersegment revenues	—	18,912	18,912
	948,594	39,947	988,541
Reconciliation of revenue
Elimination of intersegment revenues			(18,912)
Total consolidated revenues			$969,629

Less:
Other segment items*	$859,890	$47,098
Segment profit (loss)	88,704	(7,151)	81,553

Reconciliation of segment profit
Depreciation and amortization			(71,476)
Loss on sale and disposal of equipment and other			(2,126)
Severance costs			(1,173)
Interest expense			(34,428)
Equity in earnings of joint ventures			6,955
Non-cash change in fair value of interest rate swaps			(4,062)
Other income, net			15,476

Income before income taxes			$(9,281)

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.
NOTE 6 – CREDIT FACILITIES, NOTES PAYABLE, AND FINANCE LEASE

At June 30, 2026, we had two principal secured credit facilities consisting of our Barclays Revolving Credit Facility (as defined below) and our Truist Revolving Credit Facility (as defined below). Each facility includes a term loan component and a revolving credit facility. At June 30, 2026, we were in compliance with all covenants under our credit facilities.

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

On June 10, 2026, we entered into Incremental Amendment No. 3 to the Barclays Credit Agreement (the “Third Amendment”), which repriced the approximately $958.7 million outstanding balance of our existing term loan by reducing the applicable interest rate by 0.25% and provided approximately $250.0 million of additional term loan borrowings. We incurred approximately $4.4 million of financing costs in connection with the Third Amendment, consisting of approximately $1.1 million of original issue discount, a $0.4 million write-off of previously deferred financing costs associated with the portion of the existing term loan accounted for as an extinguishment, and $3.0 million of other financing-related fees and expenses. Capitalized financing costs will be amortized over the remaining term of the applicable debt.

Pursuant to the Third Amendment, we are required to make quarterly principal payments of approximately $3.1 million, compared to approximately $2.4 million prior to the amendment. The remaining outstanding principal balance will be due as a lump-sum payment on April 18, 2031, the maturity date of the term loan facility.

Barclays Term Loan:

The Barclays Term Loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
As of December 31, 2025	SOFR plus 2.25% Prime Rate plus 1.25%	6.07% 8.0%
As of June 30, 2026	SOFR plus 2.0% Prime Rate plus 1.0%	5.7% 7.8%

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility is deferred financing costs, net of accumulated amortization, of $1.2 million at June 30, 2026.

Following the Third Amendment, amounts borrowed under the Barclays Revolving Credit Facility bear interest, at our election, at either Term SOFR plus an applicable margin ranging from 2.00% to 2.50% or the Alternate Base Rate plus an applicable margin ranging from 1.00% to 1.50%, in each case based on the attainment of certain first lien net leverage ratio benchmarks. As of June 30, 2026, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 8.50%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at June 30, 2026 and December 31, 2025. After reserves of $8.6 million for certain letters of credit, $273.4 million was available to draw upon as of June 30, 2026.

The Barclays Revolving Credit Facility terminates on April 18, 2029, unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Truist Credit Facility
On October 7, 2022, our subsidiary New Jersey Imaging Network, Inc. (“NJIN”) entered into Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Truist Credit Agreement”), with Truist Bank and the lenders and financial institutions named therein, which provides for a $150.0 million term loan (the “Truist Term Loan”) and a $50.0 million revolving credit facility (the “Truist Revolving Credit Facility”). The Truist Credit agreement is secured by the assets of NJIN.
Truist Term Loan:

The Truist Term Loan currently bears interest at SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At June 30, 2026 the applicable margin for SOFR was 1.5%.

We are required to make quarterly principal payments of $2.8 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist Revolving Credit Facility is a $50.0 million secured revolving credit facility. Associated with the Truist Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $0.2 million at June 30, 2026.

Amounts borrowed under the Truist Revolving Credit Facility bear interest at either SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.30% per annum accrues on the unused revolver commitments under the Truist Revolving Credit Facility.

We had no balance outstanding under our $50.0 million Truist Revolving Credit Facility at June 30, 2026 and December 31, 2025. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of June 30, 2026.

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

Debt Obligations and finance lease
As of June 30, 2026 and December 31, 2025, our term loan debt and other debt obligations, excluding finance lease liabilities, were as follows (in thousands):

	June 30, 2026	December 31, 2025
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$1,205,604	$961,119
Discount on Barclays Term Loans	(11,283)	(11,759)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	118,125	123,750
Discount on Truist Term Loan Agreement	(330)	(462)
Equipment notes payable at 2.7% to 7.2%, due through 2029, collateralized by medical equipment	17,603	17,271
Other notes payable, due through 2036	2,812	—
Total debt obligations, excluding finance lease liabilities	1,332,531	1,089,919
Less: current portion	(30,669)	(25,424)
Long term portion of debt obligations	$1,301,862	$1,064,495

Total debt obligations, including finance lease liabilities

The following table reconciles the debt obligations presented above to total debt obligations, including finance lease liabilities (in thousands):

	June 30, 2026	December 31, 2025
Total debt obligations, excluding finance lease liabilities	$1,332,531	$1,089,919
Short-term finance lease liability*	1,332	—
Long-term finance lease liability	4,288	$—
Total debt obligations, including finance lease liabilities	$1,338,151	$1,089,919
*The short-term finance lease liability is included in “Accounts payable, accrued expenses and other” in the accompanying condensed consolidated balance sheets.

Finance lease obligations bear interest at rates ranging from 3.2% to 8.8% and mature at various dates through 2030.

NOTE 7 – STOCK-BASED COMPENSATION
Stock Incentive Plans

We have one long-term equity incentive plan, the RadNet, Inc. Equity Incentive Plan, which has been amended and restated on April 20, 2015, March 9, 2017, April 15, 2021, April 27, 2023, April 16, 2026 and most recently following approval by our stockholders at our annual stockholders meeting on June 2, 2026 (the “Restated Plan”). We have reserved for issuance under the Restated Plan 23,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units and stock appreciation rights.

Our stock-based compensation consists of various types of awards, each accounted for separately. There is no overlap between our stock options, DeepHealth options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), performance stock units (“PSUs”), and performance stock options (“PSOs”).
Options
Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over 3 to 5 years and expire 5 to 10 years from the date of grant.

The following summarizes all of our option transactions for the six months ended June 30, 2026:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2025	994,874	$19.11
Granted	—	—
Exercised	(97,854)	6.82
Balance, June 30, 2026	897,020	20.44	5.0	$36,980
Exercisable at June 30, 2026	810,148	20.54	4.8	$33,322
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2026 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on June 30, 2026. As of June 30, 2026, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.3 million which is expected to be recognized over a weighted average period of approximately 0.7 years.
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA and RSU activities for the six months ended June 30, 2026:

	RSAs and RSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs and RSUs unvested at December 31, 2025	893,385		$58.23
Granted	914,377		$71.88
Vested	(723,908)		$62.85
Forfeited or Canceled	(40,682)		$59.22
RSAs and RSUs unvested at June 30, 2026	1,043,172	1.19	$67.38
We determine the fair value of all RSAs and RSUs based on the closing price of our common stock on the grant date.
Performance based stock units (“PSUs”)
In October 2024, we granted certain employees PSUs with a target award of 35,522 shares of our common stock. The PSUs vest in five equal annual installments on each anniversary of the grant date, subject to continued service and achievement of a performance condition established at the grant date. The performance condition will be measured over a performance period ending no later than the seventh anniversary of the grant date. The number of shares earned may range from 0% to 100% of the target award based on actual performance results. As of June 30, 2026, based on performance achieved to date, all 35,522 shares are expected to vest.
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
Shares available
Of the 23,100,000 shares of common stock reserved for issuance under the Restated Plan, at June 30, 2026, there remain approximately 4,314,589 shares available under the Restated Plan for future issuance.

NOTE 8 – SUBSEQUENT EVENTS

On August 1, 2026, we consummated two contribution transactions with University of Maryland Medical System Corporation (“UMMS”) and its affiliates (the “UMMS Affiliates”) to form a new global joint venture, Maryland Imaging Partners, LLC (“MIP”), that reorganized our existing joint ventures with UMMS for imaging centers in Maryland. In the reorganization, we and certain UMMS Affiliates contributed each party’s respective ownership interests in our six existing joint ventures to MIP. We also contributed assets from six wholly-owned imaging centers located in Maryland to Advanced/Upper Chesapeake Health Center, LLC, a wholly-owned subsidiary of MIP. Following the contributions, we own an 80% interest in MIP and UMMS owns a 20% interest. MIP operates 19 imaging centers located in Maryland.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2025 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”).
As used in this Quarterly Report on Form 10-Q, the terms “RadNet,” “we,” “us,” and “our” refer to RadNet, Inc., a Delaware corporation, and where appropriate, our consolidated subsidiaries.
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

Within our Imaging Centers segment, we are a national provider of diagnostic imaging services in the United States. As of June 30, 2026, we operated directly, or indirectly through joint ventures with hospitals and health system partners, 442 centers located in Arizona, California, Delaware, Florida, Idaho, Indiana, Maryland, New Jersey, New York, Texas, and Virginia. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Internationally, our subsidiary The HLH Imaging Group Limited (“HLH Imaging”), provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.

We established a Digital Health business segment during our 2024 fiscal year under the umbrella brand “DeepHealth.” The Digital Health segment combines our former Artificial Intelligence (“AI”) business with our workflow solutions, including those previously marketed under the eRAD brand. This includes providing AI-powered health informatics aimed at empowering breakthroughs in care through imaging. It leverages advanced AI to improve operational efficiency and clinical outcomes in breast, chest, musculoskeletal, neuro, prostate and thyroid health. At the heart of the portfolio is a cloud-native operating system—DeepHealth OS—that unifies data across clinical and operational workflows. By integrating AI, workflow orchestration and data management into a single operating system, the Digital Health segment enables health systems to better automate radiology, guide patient journeys, stage-shift disease and advance acute care. The Digital Health segment provides these solutions to RadNet and to 2,983 customers in the United States and internationally.

The Digital Health segment’s solutions have been clinically validated and are already delivering measurable impact at scale. Our technology is deployed worldwide, including at thousands of screening sites in the United States and Europe, and is the most widely used solution for lung cancer screening in the United Kingdom. Clinical outcomes demonstrate strong performance, including a 21% increase in cancer detection rates in breast screening. Our end-to-end solutions are widely adopted in real-world settings, including by RadNet and external customers, and support more than 24 million scans worldwide.

As part of our continued strategic expansion in Digital Health, in 2025 we completed three acquisitions: iCAD, Inc. (“iCAD”), a provider of AI-powered breast health solutions; See-Mode Technologies Pte. Ltd. (“See-Mode”), a medical technology company focused on enhancing ultrasound-based diagnostics through artificial intelligence; and CIMAR (UK) Limited (“CIMAR”), a cloud-native provider of image-exchange solutions. In the first quarter of 2026, we acquired Gleamer SAS (“Gleamer”), a radiology AI company with a portfolio of AI solutions across X-ray, magnetic resonance imaging (“MRI”), computed tomography (“CT”), and mammography. iCAD and See-Mode are already fully integrated into the Digital Health segment, with See-Mode’s technology deployed at 345 RadNet imaging services centers to improve the efficiency of thyroid ultrasound exams across the network. The CIMAR integration has also been completed, including the expansion of solution deployment for HLH Imaging, RadNet’s subsidiary in the United Kingdom. We expect to complete the integration of Gleamer in the third quarter of 2026. Gleamer products have already been deployed at RadNet imaging centers in California, Arizona, Maryland, New York and Florida, and we expect them to be rolled out across most RadNet centers by the end of 2026.

For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our financial statements included in this report.
Recent Developments
The following table presents the total number of imaging centers in operation, including both consolidated and non-consolidated centers, and our consolidated revenues for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Centers in operation	442	405
Net consolidated revenues (millions)	$1,198	$970

Our imaging services include MRI, CT, positron emission tomography (“PET”), nuclear medicine, mammography, ultrasound, X-ray, fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. The multi-modality offering provides a “one-stop” solution for our customers and referral sources. It also diversifies our revenue base, and reduces our exposure to changes in reimbursement rates for certain imaging modalities.
Our revenue is derived from a diverse mix of payors, including private payors and commercial insurance companies, managed care capitated payors, and government payors, such as Medicare and Medicaid. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three and six months ended June 30, 2026 and 2025 received from our various payors is summarized in the following table (in thousands):

In Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial insurance	$339,401	$278,902	$655,367	$541,410
Medicare	150,821	116,331	287,923	224,499
Medicaid	14,452	12,597	28,468	24,283
Workers' compensation/personal injury	13,533	10,642	25,830	21,114
Other payors	36,831	29,394	70,383	57,087
Management fee revenue	7,858	6,688	15,339	12,967
Other revenue	29,693	13,509	54,497	26,052
Revenue under capitation arrangements	30,131	30,167	60,544	62,217
Total service revenue	$622,720	$498,230	$1,198,351	$969,629

Our revenue is not always consistent across each quarter. We generally experience the lowest volumes of procedures and the lowest level of revenue during the first quarter of each year. This is primarily the result of two factors. First, our volumes and revenue are typically impacted by winter weather conditions in our northeastern operations. It is common for snowstorms and other inclement weather to result in patient appointment cancellations and, in some cases, imaging center closures. Second, in recent years, we have observed greater participation in high deductible health plans by patients. Because these deductibles reset in January for most of these patients, a patient's out-of-pocket cost for a given procedure is generally highest during the first quarter and declines over the course of the year as the deductible is satisfied. As a significant portion of our outpatient imaging procedures are elective or schedulable, we have observed that patients defer these procedures to later quarters.
Imaging Centers Acquisitions
During the six months ended June 30, 2026, we completed the acquisition of certain assets of entities which engage directly in the practice of radiology or in associated businesses for an aggregate consideration of $86.0 million. These acquisitions include:
Regional Radiology Center: 13 imaging centers in Florida;
Northwest Radiology Network PC: 6 imaging centers in Indiana; and
Intermountain Medical Imaging: 5 Centers in Idaho
See Note 4, Business Combinations and Related Activity, in the notes accompanying our financial statements in this report for additional information, including the fair value determination of the acquired assets and assumed liabilities, associated with these acquisitions.

Joint Venture Activity

At June 30, 2026, 157 of our imaging centers were operating as joint ventures with hospital and health system partners. On behalf of the joint ventures, we manage the day-to-day operations and perform most management and support services in exchange for a management fee. We charged management service fees from the centers underlying these joint ventures of approximately $7.9 million and $6.5 million for the three months ended June 30, 2026 and 2025, respectively, and $15.3 million and $12.6 million for the six months ended June 30, 2026 and 2025, respectively.
For information on our investment in unconsolidated joint ventures, key balance sheet data and income statement data for the unconsolidated joint ventures, see Note 2, Significant Accounting Policies – Investment in Joint Ventures in the notes accompanying our financial statements included in this report.
Critical Accounting Policies
The SEC defines critical accounting estimates as those that (a) are most important to the portrayal of a company’s financial condition and results of operations and (b) require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 , Significant Accounting Policies, in the notes accompanying our financial statements included in this report and in our Annual Report, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.
Use of Estimates
The financial statements included in this report were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements, our disclosure of contingent assets and liabilities at the dates of the financial statements, and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.
Revenues

Our revenues generally relate to net patient fees received from various payors and patients themselves under contracts of which our performance obligations are to provide diagnostic services to the patients. Revenue is recorded during the period our obligations to provide diagnostic services are satisfied, which is generally over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (in cases of Medicare and Medicaid) or negotiated with (in cases of managed care health plans and commercial insurance companies) the third-party payors. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations, changes in business and economic conditions, and the frequent changes in managed care contractual terms resulting from contract re-negotiations and renewals.

As it relates to the Consolidated Medical Group (as defined in Note 1, Nature of Business and Basis of Presentation, of the notes accompanying our financial statements included in this report), this service fee revenue includes payments for both the professional medical interpretation revenue recognized by our Consolidated Medical Group as well as the payment for all other aspects related to the technical and administrative imaging services that we provide, for which we earn management fees. As it relates to other centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.
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
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended June 30, 2026.
Accounts Receivable
The vast majority of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended June 30, 2026.
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

Results of Operations
Result Summary
The following table summarizes our consolidated results of operations and other financial information:

In Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenue
Imaging Center	$601,819	$487,216	$1,158,807	$948,594
Digital Health	32,427	20,726	61,547	39,947
Intersegment eliminations	(11,526)	(9,712)	(22,003)	(18,912)
Total service revenue	$622,720	$498,230	$1,198,351	$969,629

Segment profit
Imaging Center	$92,755	$73,056	$129,015	$88,704
Digital Health	$(5,981)	$(4,034)	$(17,122)	$(7,151)
Total Segment profit	$86,774	$69,022	$111,893	$81,553
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Imaging Centers Segment
We have developed our Imaging Centers segment through a combination of organic same center growth, new center build-outs, acquisitions and joint venture formations. In the discussion below, “same center” metrics are based on imaging centers that we operate and were in operation throughout the period of April 1, 2025 through June 30, 2026, excluding amounts relating to imaging centers that were acquired or divested between April 1, 2025 through June 30, 2026, unless the procedural volumes of closed centers were relocated into centers that existed throughout such period. The revenue analysis presented below includes intersegment revenue prior to elimination.
Total Revenue

In Thousands	Three Months Ended June 30,
Revenue	2026	2025	$ Increase	% Change
Total	$601,819	$487,216	$114,603	23.5%
Same Center	$539,056	$485,413	$53,643	11.1%
Excluded	$62,763	$1,803	—	—

Our 11.1% increase in Imaging Center same center revenue compared to the same period last year was driven by higher fees per imaging procedure and increased procedure volumes. This is a function of procedural volume growth at our existing consolidated centers.

The increase in Imaging Center same center total revenue was largely attributable to the procedural volume growth, increased reimbursement from commercial and capitated payors and favorable changes in product mix, as advanced imaging represented a greater proportion of total procedures. A significant contributor to this shift was the increase in PET and CT procedures related to prostate cancer and Alzheimer’s-related studies, which are included within advanced modality imaging procedures. Additionally, the increase in same center revenue was the result of net increases in reimbursement from commercial and capitated payors.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 increased approximately $98.5 million, or 21.9%, to $547.7 million for the three months ended June 30, 2026 from $449.2 million for the three months ended June 30, 2025. The following table breaks down our cost of operations and total operating expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Salaries, excluding stock-based compensation and severance	226,298	188,766
Professional reading fees	93,266	69,381
Stock-based compensation	7,762	6,091
Building and equipment rental	37,181	32,006
Medical supplies	44,218	31,196
Lease abandonment charges	1,306	123
Other operating expenses *	99,033	86,597
Cost of operations	509,064	414,160

Depreciation and amortization	37,090	32,941
Loss on sale and disposal of equipment	1,168	1,812
Severance costs	392	309
Total operating expenses	$547,714	$449,222
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended June 30, 2026 and 2025 (in thousands):
Salaries, excluding stock-based compensation and severance

In Thousands	Three Months Ended June 30,
Salaries, excluding stock-based compensation and severance	2026	2025	$ Increase	% Change
Total	$226,298	$188,766	$37,532	19.9%
Same Center	$197,910	$185,364	$12,546	6.8%
Excluded	$28,388	$3,402	—	—

In response to higher procedural volumes, we increased staffing levels across clinical, administrative and technical functions to support patient demand. Same center salary expense increased 6.8%, compared with an 11.1% increase in same center revenue. The lower rate of salary expense growth reflects improved labor efficiency, workflow optimization technologies, including early benefits from the deployment of DeepHealth technology, and operating leverage from higher procedural volumes.
Professional reading fees

In Thousands	Three Months Ended June 30,
Professional Fees	2026	2025	$ Increase	% Change
Total	$93,266	$69,381	$23,885	34.4%
Same Center	$83,034	$69,064	$13,970	20.2%
Excluded	$10,232	$317	—	—

The increase in same center professional fees was primarily attributable to higher procedural volumes. Professional fees increased at a higher rate than the 11.1% increase in same center revenue, primarily due to (i) a greater mix of advanced imaging procedures, for which professional fees generally represent a higher proportion of revenue, and (ii) disproportionately higher growth at imaging centers in California and New York staffed by radiologists affiliated with BRMG and Lenox Hill Radiology, respectively, whose professional fees are consolidated within our financial results. At many imaging centers outside California and New York, revenue is reported net of professional fees and, accordingly, the related professional fees are not consolidated within our financial results.
Stock-based compensation

Stock-based compensation for the three months ended June 30, 2026 increased approximately $1.7 million, or 27.4%, to $7.8 million from $6.1 million for the three months ended June 30, 2025. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.

Building and equipment rental

In Thousands	Three Months Ended June 30,
Building & Equipment Rental	2026	2025	$ Increase	% Change
Total	$37,181	$32,006	$5,175	16.2%
Same Center	$31,954	$31,289	$665	2.1%
Excluded	$5,227	$717	—	—

Building and equipment rental expense on a same center basis increased slightly, primarily due to higher rent and common area maintenance charges.
Medical supplies

In Thousands	Three Months Ended June 30,
Medical Supplies Expense	2026	2025	$ Increase	% Change
Total	$44,218	$31,196	$13,022	41.7%
Same Center	$33,146	$31,087	$2,059	6.6%
Excluded	$11,072	$109	—	—

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

Other operating expenses

In Thousands	Three Months Ended June 30,
Other Operating Expenses	2026	2025	$ Increase	% Change
Total	$99,033	$86,597	$12,436	14.4%
Same Center	$88,562	$86,156	$2,406	2.8%
Excluded	$10,471	$441	—	—

Other operating expenses, which include outside services, software licensing fees, including approximately $11.5 million of intersegment license fees paid to Digital Health, repair and maintenance, and utilities, have increased $12.4 million, or 14.4%, to approximately $99.0 million for the three months ended June 30, 2026 compared to $86.6 million for three months ended June 30, 2025.

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
Additional segment operating and non-operating expenses

In Thousands	Three Months Ended June 30,
Depreciation and amortization	2026	2025	$ Increase	% Change
Total	$37,090	$32,941	$4,149	12.6%
Same Center	$33,844	$32,721	$1,123	3.4%
Excluded	$3,246	$220	—	—
The increase in depreciation expense was the result of our higher depreciable asset base.

In Thousands	Three Months Ended June 30,
Severance	2026	2025	$ Increase	% Change
Total	$392	$309	$83	26.9%
Same Center	$221	$309	$(88)	(28.5)%
Excluded	$171	$—	—	—

In Thousands	Three Months Ended June 30,
	2026	2025	$ Increase/(Decrease)	% Change
Other income, net	($820)	($7,767)	6,947	(89.4)%

    Other income for the three months ended June 30, 2026 included $4.2 million of money market interest income, partially offset by $3.4 million of debt restructuring and extinguishment.
Other income for the three months ended June 30, 2025 included $7.8 million of money market interest income.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
In the discussion below, same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2025 through June 30, 2026. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2025 through June 30, 2026.

Imaging Center Revenue

In Thousands	Six Months Ended June 30,
Revenue	2026	2025	$ Increase	% Change
Total	$1,158,807	$948,593	$210,214	22.2%
Same Center	$1,039,813	$946,001	$93,812	9.9%
Excluded	$118,994	$2,592	—	—
Our 9.9% increase in Imaging Center same center revenue compared to the same period last year was driven by higher fees per imaging procedure and increased procedure volumes. This is a function of procedural volume growth at our existing consolidated centers.

The increase in Imaging Center same center revenue was largely attributable to the procedural volume growth, increased reimbursement from commercial and capitated payors and favorable changes in product mix, as advanced imaging represented a greater proportion of total procedures. A significant contributor to this shift was the increase in PET and CT procedures related to prostate cancer and Alzheimer’s-related studies, which are included within advanced modality imaging procedures. Additionally, the increase in same center revenue was the result of net increases in reimbursement from commercial and capitated payors.

Operating Expenses

Total operating expenses for the six months ended June 30, 2026 increased approximately $182.3 million, or 19.6%, to $1,110.9 million for the six months ended June 30, 2026 from $928.6 million for the six months ended June 30, 2025. The following table breaks down our cost of operations and total operating expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Salaries, excluding stock-based compensation	$450,040	$382,355
Professional reading fees	189,116	146,485
Stock-based compensation	33,818	31,319
Building and equipment rental	73,013	62,930
Medical supplies	87,414	60,922
Lease abandonment charges	1,306	5,511
Other operating expenses *	195,084	170,367
Cost of operations	1,029,791	859,889

Depreciation and amortization	75,590	65,480
Loss on sale and disposal of equipment	3,736	2,211
Severance costs	1,804	1,005
Total operating expenses	$1,110,921	$928,585
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
Salaries, excluding stock-based compensation and severance

In Thousands	Six Months Ended June 30,
Salaries, excluding stock-based compensation and severance	2026	2025	$ Increase/(Decrease)	% Change
Total	$450,040	$382,355	$67,685	17.7%
Same Center	$396,274	$375,971	$20,303	5.4%
Excluded	$53,766	$6,384	—	—

In response to higher procedural volumes, we increased staffing levels across clinical, administrative and technical functions to support patient demand. Same center salary expense increased 5.4%, compared with a 9.9% increase in same center revenue. The lower rate of salary expense growth reflects improved labor efficiency, workflow optimization technologies, including early benefits from the deployment of DeepHealth technology, and operating leverage from higher procedural volumes.

Professional reading fees

In Thousands	Six Months Ended June 30,
Professional Fees	2026	2025	$ Increase	% Change
Total	$189,116	$146,485	$42,631	29.1%
Same Center	$170,051	$146,026	$24,025	16.5%
Excluded	$19,065	$459	—	—

The increase in same center professional fees was primarily attributable to higher procedural volumes. Same center professional fees of 16.5% increased at a higher rate than the 9.9% increase in same center revenue, primarily due to (i) a greater mix of advanced imaging procedures, for which professional fees generally represent a higher proportion of revenue, and (ii) disproportionately higher growth at imaging centers in California and New York staffed by radiologists affiliated with Beverly Radiology Medical Group III (“BRMG”) and Lenox Hill Radiology and Medical Imaging Associates, P.C. (“Lenox Hill Radiology”), respectively, whose professional fees are consolidated within our financial results. At many imaging centers outside California and New York, revenue is reported net of professional fees and, accordingly, the related professional fees are not consolidated within our financial results.
Stock-based compensation

Stock-based compensation for the six months ended June 30, 2026 increased approximately $2.5 million, or 8.0%, to $33.8 million from $31.3 million for the six months ended June 30, 2025. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.
Building and equipment rental

In Thousands	Six Months Ended June 30,
Building & Equipment Rental	2026	2025	$ Increase/(Decrease)	% Change
Total	$73,013	$62,930	$10,083	16.0%
Same Center	$62,880	$61,892	$988	1.6%
Excluded	$10,133	$1,038	—	—

Building and equipment rental expense on a same center basis increased slightly, primarily due to higher rent and common area maintenance charges.
Medical supplies

In Thousands	Six Months Ended June 30,
Medical Supplies Expense	2026	2025	$ Increase/(Decrease)	% Change
Total	$87,414	$60,922	$26,492	43.5%
Same Center	$66,859	$60,795	$6,064	10.0%
Excluded	$20,555	$127	—	—

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
Other operating expenses

In Thousands	Six Months Ended June 30,
Other Operating Expenses	2026	2025	$ Increase/(Decrease)	% Change
Total	$195,084	$170,367	$24,717	14.5%
Same Center	$176,118	$169,516	$6,602	3.9%
Excluded	$18,966	$851	—	—

Other operating expenses, which include outside services, software licensing fees, including approximately $22.0 million of intersegment license fees paid to Digital Health, repair and maintenance, and utilities, have increased $24.7 million, or 14.5%, to approximately $195.1 million for the six months ended June 30, 2026 compared to $170.4 million for six months ended June 30, 2025.

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
Additional segment operating and non-operating expenses

In Thousands	Six Months Ended June 30,
Depreciation and amortization	2026	2025	$ Increase	% Change
Total	$75,590	$65,480	$10,110	15.4%
Same Center	$69,142	$65,190	$3,952	6.1%
Excluded	$6,448	$290
The increase in depreciation expense was the result of our higher depreciable asset base.

In Thousands	Six Months Ended June 30,
Severance	2026	2025	$ Increase	% Change
Total	$1,804	$1,005	$799	79.5%
Same Center	$1,543	$1,005	$538	53.5%
Excluded	$261	$—

In Thousands	Six Months Ended June 30,
	2026	2025	$ Increase/(Decrease)	% Change
Other income, net	$(5,875)	$(15,485)	$9,610	(62.1)%

Other income for the six months ended June 30, 2026 included $9.2 million of money market interest income, partially offset by $3.4 million of debt restructuring and extinguishment.
Other income for the six months ended June 30, 2025 included $15.5 million of money market interest income.
Digital Health Segment

The breakdown of revenue and expenses of the Digital Health segment for the three and six months ended June 30, 2026 and 2025 are as follows:

In Thousands	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Statement of Operations
Revenue	$32,427	$20,726	$11,701	56.5%	$61,547	$39,947	$21,600	54.1%
Salaries and Wages	18,501	9,819	8,682	88.4%	34,330	18,513	15,817	85.4%
Stock Compensation	2,778	2,649	129	4.9%	8,098	5,916	2,182	36.9%
Other operating	12,019	7,506	4,513	60.1%	26,570	14,321	12,249	85.5%
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	5,110	4,787	323	7%	9,670	8,349	1,321	16%
Depreciation & Amort.	8,440	3,052	5,388	176.5%	14,906	5,996	8,910	148.6%
(Gain) loss on sale and disposal of equipment and other	(51)	(88)	37	(42.0)%	(28)	(85)	57	(67.1)%
Severance	267	117	150	128.2%	320	168	152	90.5%
Total operating expenses	$47,064	$27,842	$19,222	69.0%	$93,866	$53,178	$40,688	76.5%
Loss from Operations	$(14,637)	$(7,116)	$(7,521)	105.7%	$(32,319)	$(13,231)	$(19,088)	144.3%
Other expense	199	4	195	4875.0%	370	8	362	4525.0%
Loss before taxes	(14,836)	(7,120)	(7,716)	108.4%	(32,689)	(13,239)	(19,450)	146.9%
Income taxes	$(3,325)	$(2,249)	$(1,076)	47.8%	$(6,294)	$(2,981)	$(3,313)	111.1%
Segment net loss	(11,511)	(4,871)	(6,640)	136.3%	(26,395)	(10,258)	(16,137)	157.3%

Revenues for the Digital Health segment increased significantly for both the three and six months ended June 30, 2026 compared with the corresponding prior-year periods. The increases reflected strong organic growth across our Clinical AI and Enterprise Informatics portfolios, as well as inorganic growth resulting from the acquisitions of Gleamer, iCAD, See-Mode and CIMAR.

For the three months ended June 30, 2026, Digital Health segment revenues increased $11.7 million, or 56.5%, to $32.4 million, compared with $20.7 million for the three months ended June 30, 2025. The increase was primarily driven by a 135.9% increase in Clinical AI-related revenue and a 17.3% increase in Enterprise Informatics revenue.

For the six months ended June 30, 2026, Digital Health segment revenues increased $21.6 million, or 54.1%, to $61.5 million, compared with $39.9 million for the six months ended June 30, 2025. The increase was primarily driven by a 130.3% increase in Clinical-related revenue and a 17% increase in Enterprise Informatics revenue.

External revenue represented 64.5% and 64.3% of total segment revenue for the three and six months ended June 30, 2026, respectively, compared with 53.1% and 52.7% for the corresponding prior-year periods.

As of June 30, 2026, the segment’s customer base had expanded to 2,983 customers, compared with 463 as of June 30, 2025. Procedure volumes supported by Digital Health solutions increased from 5.3 million to 17.3 million for the three months ended June 30, 2026 and from 10.2 million to 27.7 million for the six months ended June 30, 2026, in each case compared with the corresponding prior-year period. These increases primarily reflected organic growth and the additions of iCAD, See-Mode, Gleamer and CIMAR.

Digital Health segment operating expenses increased for both the three and six months ended June 30, 2026 compared with the corresponding prior-year periods. The increases primarily reflected additional costs associated with the acquisitions of iCAD, See-Mode, CIMAR and Gleamer; investments in personnel to establish foundational capabilities and support the segment’s growth; increased software and cloud-computing costs; higher stock-based compensation expense associated with the expansion of the organization; and higher non-capitalized research and development costs reflecting continued investment in scaling our platforms for broader deployment.

We expect the segment to continue operating at a net loss in the near term as we continue integrating iCAD, See-Mode, CIMAR and Gleamer and investing in the segment’s growth.

Annual Recurring Revenue

We use Annual Recurring Revenue (“ARR”) as a key operating metric and supplemental performance indicator to evaluate the scale, growth, stability and health of the recurring component of our Digital Health business. Management uses ARR to monitor the growth and trajectory of our recurring business, measure the progress of our business initiatives and assess the effectiveness of our strategies over time. We believe ARR provides investors with additional insight into the annual run rate of our recurring business and highlights trends that may be less apparent from our financial statements due to the timing and pattern of revenue recognition.

We define ARR as the normalized annualized value of contracted recurring revenue attributable to active customer contracts as of the measurement date. ARR was $105.5 million as of June 30, 2026, compared with $53.5 million as of June 30, 2025. The increase primarily reflected ARR added through the acquisitions of Gleamer, iCAD, and CIMAR, together with organic growth from new and existing customers.

ARR is determined from the contractual terms of active customer arrangements and is not calculated by reference to revenue recognized or unearned under GAAP, deferred revenue or any other GAAP financial measure. ARR does not necessarily reflect the timing or pattern of revenue recognition in accordance with GAAP and has no direct relationship to revenue recognized in accordance with ASC 606. Accordingly, ARR is a supplemental operating metric that is not prepared in accordance with GAAP, and no reconciliation to a GAAP financial measure is provided. ARR should be viewed independently of GAAP revenue and deferred revenue and is not intended to be combined with, or to replace, either measure.

ARR is not a forecast, guarantee or prediction of future revenue, and active customer contracts included in ARR may not be renewed. Actual revenue recognized under GAAP may differ materially from ARR as a result of contract commencement and termination dates, implementation schedules, cancellations, non-renewals, changes in customer usage, contract modifications, pricing adjustments and other factors. ARR does not have a standardized meaning or calculation methodology, and our calculation of ARR may differ from similarly titled measures presented by other companies.

Consolidated Expense

The following discussion relates to consolidated interest expense and other items managed at the corporate level, which are not separately allocated to our reportable segments.

Interest expense

In Thousands	Three Months Ended June 30,				Six Months Ended June 30,
Interest expense	2026	2025	$ Increase/(Decrease)	% Change	2026	2025	$ Increase/(Decrease)	% Change
Total interest expense	$18,153	$17,189	$964	5.6%	$35,810	$34,428	$1,382	4.0%
Interest related to derivatives*	—	(1,040)			—	(2,058)
Interest expense related to amortization**	771	743			1,550	1,471
Adjusted interest expense***	17,382	17,486	(104)	(0.6)%	34,260	35,015	(755)	(2.2)%

*Includes payments from 2019 Swaps (as defined in the notes to our condensed consolidated financial statements) and Swaps amortization
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other
The decrease in adjusted interest expense was primarily driven by lower SOFR-based interest rates during the three and six months ended June 30, 2026 compared with the corresponding prior-year periods, including the impact of the 0.25% reduction in the applicable margin resulting from the June 2026 repricing of our term loan. These benefits were partially offset by higher average outstanding debt balances during the 2026 periods, including the $250.0 million incremental term loan funded on June 10, 2026.
In addition, our 2019 interest rate swap agreements matured in 2025. As a result, there were no interest related to the 2026 period, whereas prior periods included the impact of such swap-related amounts.

Non-cash change in fair value of interest rate hedge

No non-cash change in fair value of interest rate hedge was recognized during the three and six months ended June 30, 2026, as our 2019 Swaps matured in 2025.

Equity in earnings from unconsolidated joint ventures
For the three months ended June 30, 2026 and 2025, we recognized equity in earnings from unconsolidated joint ventures in the amount of $4.7 million and $4.4 million, respectively. The increase was primarily driven by lower losses from Arizona Diagnostic Radiology Group, LLC and improved income from Franklin Imaging, LLC and Montgomery Community Magnetic Imaging Center, LLC, partially offset by lower income from Santa Monica Imaging Group, LLC.
For the six months ended June 30, 2026 and 2025, we recognized equity in earnings from unconsolidated joint ventures in the amount of $8.5 million and $7.0 million, respectively. The increase was primarily driven by lower losses from Arizona Diagnostic Radiology Group, LLC and improved income from Santa Monica Imaging Group, LLC.

Net Income Attributable to Noncontrolling Interests
At June 30, 2026, our consolidated subsidiaries operated 392 diagnostic imaging centers of which 107 were not wholly-owned. At June 30, 2025, our consolidated subsidiaries included 353 imaging centers, of which 103 were not wholly-owned. Thus, a portion of the operating results of our consolidated subsidiaries were attributable to noncontrolling interests.
For the three months ended June 30, 2026, we recognized net income attributable to noncontrolling interests of $12.7 million versus $8.6 million for the three months ended June 30, 2025, respectively. The increases were primarily driven by improved performance at The New Jersey Imaging Network, LLC and our California majority-owned joint ventures, together with the addition of Intermountain Medical Imaging, LLC, which had no comparable prior year results.
For the six months ended June 30, 2026, we recognized net income attributable to noncontrolling interests of $21.5 million versus $16.8 million for the six months ended June 30, 2025, respectively. The increases were primarily driven by improved performance at The New Jersey Imaging Network, LLC and our California majority-owned joint ventures, together with the addition of Intermountain Medical Imaging, LLC, which had no comparable prior year results.

As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health segment, which generated operating losses of $14.6 million and $32.3 million for the three and six months ended June 30, 2026, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.
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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to RadNet, Inc. common stockholders	$7,530	$14,454	$(25,936)	$(23,472)
Income taxes	6,363	820	(1,733)	(2,578)
Interest expense	18,153	17,189	35,810	34,428
Severance costs	660	426	2,124	1,173
Depreciation and amortization	45,529	35,993	90,496	71,476
Non-cash employee stock-based compensation	10,539	8,741	41,915	37,235
Loss on sale and disposal of equipment and other	1,117	1,724	3,708	2,126
Non-cash change in fair value of interest rate hedge	—	1,956	—	4,062
Other income	(3,960)	(7,764)	(8,867)	(15,476)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	5,110	4,787	9,670	8,349
Lease abandonment charges	1,306	123	1,306	5,511
Loss (gain) on extinguishment of debt and related expenses	3,368	—	3,368	—
Non-cash change to contingent consideration	(3,157)	—	(393)	—
Non-operational rent expenses	498	496	1,398	1,838
Acquisition transaction costs	6,599	2,301	10,053	2,973
Adjusted EBITDA - Total Company	$99,655	$81,246	$162,919	$127,645

NOTE
Adjusted EBITDA - Imaging Center	$97,177	$77,843	$159,138	$120,531
Adjusted EBITDA - Digital Health Segment	$2,478	$3,403	$3,781	$7,114

The following table is a reconciliation of GAAP net income for our Digital Health segment to Adjusted EBITDA for the three months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment net loss	$(11,511)	$(4,871)	$(26,395)	$(10,258)
Stock Compensation	2,778	2,650	8,098	5,916
Depreciation & Amortization	8,440	3,053	14,906	5,997
Other operating loss	(51)	(88)	(28)	(85)
Other expense	227	4	377	8
Severance	267	117	320	168
Interest	(27)	—	(7)	—
Income taxes	(3,325)	(2,249)	(6,294)	(2,981)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	5,110	4,787	9,670	8,349
Non-cash change to contingent consideration	570	—	3,134	—
Adjusted EBITDA - Digital Health Segment	$2,478	$3,403	$3,781	$7,114

Systemwide Operating Metrics

At June 30, 2026, 157 of our imaging centers were operating as joint ventures with hospital and health system partners, including 12 unconsolidated joint ventures operating 50 diagnostic imaging centers that represent partnerships with hospitals or health systems and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist.

We charged management service fees from the centers underlying these joint ventures of approximately $7.9 million and $6.5 million for the three months ended June 30, 2026 and 2025 and $15.3 million and $12.6 million for the six months ended June 30, 2026 and 2025, respectively. These management fees are expenses of the unconsolidated joint ventures and are recognized as service fee revenue. These management fees are earned for providing to the unconsolidated joint venture centers, among other things, day-to-day operational oversight, revenue cycle, human resources, finance, accounting and information systems. These joint ventures are considered related parties. Amounts transacted between us and the entities are in the ordinary course of business and are disclosed on our balance sheet in the due from/to affiliate accounts.

Given the significance of these unconsolidated joint ventures to our business, in addition to our consolidated results, management evaluates performance on a systemwide basis that includes both our consolidated operations and the operations of our unconsolidated joint ventures. We refer to metrics derived solely from entities we consolidate for financial reporting purposes as “consolidated,” and metrics that incorporate the results of our unconsolidated joint ventures at 100% basis, without adjustment to our ownership percentage, as “Systemwide.”

Systemwide measures are non-GAAP financial measures and should not be considered substitutes for, or superior to, our consolidated GAAP results. Because Systemwide measures combine amounts derived from our consolidated results with amounts derived from entities that are not consolidated, they do not represent our consolidated revenue or other financial measures determined in accordance with GAAP. Investors should not rely on Systemwide measures in isolation and should review them only in conjunction with our consolidated financial statements and related notes as supplemental information regarding the overall scale and performance of our diagnostic imaging center network (the “Network”).

Management uses Systemwide revenue to assess the performance and growth of the Network. Because a significant portion of the Network operates through unconsolidated joint ventures, consolidated revenue alone does not reflect the full revenue-generating activity of the Network that management considers when evaluating the business. Systemwide revenue is calculated as consolidated imaging center revenue, plus 100% of the revenue of our unconsolidated joint ventures, without adjustment for our ownership percentage.

Management also uses Systemwide procedural volumes by modality, which are important operating measures to evaluate patient demand, utilization trends and the composition of services provided across the Network. Changes in procedural volumes, including changes in the mix between advanced and routine imaging modalities, may affect revenue, reimbursement, staffing requirements, medical supply costs and professional reading fees. Accordingly, management reviews procedural volumes by modality together with revenue and other financial measures when assessing operational performance and allocation of resources. Systemwide procedural volumes by modality is calculated as procedural volumes by modality occurred at consolidated imaging centers, plus 100% of the procedural volumes by modality occurred at our unconsolidated joint ventures, without adjustment for our ownership percentage.

We believe Systemwide revenue, together with Systemwide procedural volumes by modality, provide investors with additional insight into the scale, growth and operating activity of the Network, including both consolidated centers and centers operated through unconsolidated joint ventures.

Systemwide Aggregate Revenue and Procedural Volumes by Modality

The tables presented below set forth the Systemwide aggregate revenue and procedural volumes by modality for both consolidated centers and centers operated through unconsolidated joint ventures at 100% basis without adjustment for our ownership percentage, and included the effects of acquisitions, dispositions, new center development, joint venture formations, and other changes in the composition of the Network for the three- and six-months ended June 30, 2025 and 2026, which are consistent with the information and periods over which management reviews to evaluate the aggregate performance and growth of the Network.

The following table reconciles Systemwide imaging center revenue to total service revenue as reported under GAAP for the periods presented:

	Three months ended June 30,
	2026	2025	$ Increase/(Decrease)	% Change
Total service revenue	$622,720	$498,230	124,490	25.0%
Add Intersegment revenue	11,526	9,712	1,814	18.7%
Less: Digital Health revenue	(32,427)	(20,726)	(11,701)	56.5%
Consolidated imaging center revenue	601,819	487,216	114,603	23.5%
Unconsolidated affiliates revenue (1)	76,970	72,438	4,532	6.3%
Systemwide revenue	$678,789	$559,654	119,135	21.3%

	Six months ended June 30,
	2026	2025	$ Increase/(Decrease)	% Change
Total service revenue	$1,198,351	$969,629	228,722	23.6%
Add Intersegment revenue	22,003	18,912	3,091	16.3%
Less: Digital Health revenue	(61,547)	(39,947)	(21,600)	54.1%
Consolidated imaging center revenue	1,158,807	948,594	210,213	22.2%
Unconsolidated affiliates revenue (1)	150,299	138,711	11,588	8.4%
Systemwide revenue	$1,309,106	$1,087,305	221,801	20.4%

1.    “Unconsolidated affiliates revenue” represents revenue generated by unconsolidated joint ventures that are accounted for under the equity method and therefore not included in our consolidated GAAP revenue.

The following tables present our systemwide procedural volumes by modality:

	SYSTEMWIDE PROCEDURAL VOLUMES BY MODALITY
	Three Months Ended June 30,
	2026	2025	% Change
MR	593,143	490,299	21.0%
CT	352,734	291,820	20.9%
PET/CT	29,027	22,155	31.0%
Nuclear Medicine	10,460	9,377	11.5%
Ultrasound	776,541	701,917	10.6%
Mammography	537,732	508,000	5.9%
X-ray and Other	962,376	900,095	6.9%
	3,262,013	2,923,663	11.6%

	SYSTEMWIDE PROCEDURAL VOLUMES BY MODALITY
	Six months ended June 30,
	2026	2025	% Change
MR	1,131,186	937,629	20.6%
CT	671,935	562,990	19.4%
PET/CT	56,599	42,544	33.0%
Nuclear Medicine	20,855	18,954	10.0%
Ultrasound	1,494,547	1,358,344	10.0%
Mammography	1,042,493	984,378	5.9%
X-ray and Other	1,865,353	1,761,797	5.9%
	6,282,968	5,666,636	10.9%

Systemwide Same Center Revenue and Procedural Volumes by Modality

The tables presented below set forth the Systemwide same center revenue and procedural volumes by modality for both consolidated centers and centers operated through unconsolidated joint ventures at 100% basis without adjustment for our ownership percentage, but excluded the effects of acquisitions, dispositions, new center development, joint venture formations, and other changes in the composition of the Network for the three months ended June 30, 2026 and 2025.

Management reviews these measures to evaluate organic growth and operating trends within the established imaging center network. Management evaluates Systemwide same center revenue and procedural volumes by modality on a quarterly basis, rather than year-to-date basis, because of the rapid pace at which we have expanded the Network. The population of imaging centers included in a year-to-date Systemwide same center calculations may differ modestly from the population included in the most recently completed quarter. Thus, management believes year-to-date results may be less indicative of the underlying patient demand, utilization and revenue trends of the current same center network and the quarterly results provide a more timely view thereof. Furthermore, management compares the most recently completed quarter with the corresponding prior-year quarter in order to account for seasonal and other quarter-specific variations.

Accordingly, the Systemwide same center information presented below is limited to the three months ended June 30, 2026 and 2025 and is consistent with the information management reviews to manage the business. These quarterly measures should be considered together with the three- and six-month Systemwide aggregate measures presented above, which provide information regarding the overall scale and growth of the Network.

The following table reconciles Systemwide same center imaging center revenue to consolidated imaging center revenue for the periods presented:

	Three months ended June 30,
	2026	2025	$ Increase/(Decrease)	% Change
Consolidated imaging center revenue	$601,819	$487,216	114,603	23.5%
Less: Excluded Consolidated Imaging center revenue	(62,763)	(1,803)	(60,960)	3381.0%
Consolidated same center revenue	539,056	485,413	53,643	11.1%
Unconsolidated affiliates same center revenue (2)	76,970	72,183	4,787	6.6%
Systemwide same center revenue	$616,026	$557,596	58,430	10.5%

2.    “Unconsolidated affiliates same center revenue” represents same center revenue generated by unconsolidated joint ventures included in Systemwide measures and not included in consolidated GAAP revenue.

The following tables present our systemwide same center procedural volumes by modality:

	SYSTEMWIDE SAME CENTER PROCEDURAL VOLUMES BY MODALITY
	Three Months Ended June 30,
	2026	2025	% Change
MR	537,894	488,168	10.2%
CT	315,226	290,174	8.6%
PET/CT	23,980	22,050	8.8%
Nuclear Medicine	8,442	9,377	(10.0)%
Ultrasound	723,473	699,829	3.4%
Mammography	505,871	507,920	(0.4)%
X-ray and Other	912,993	897,473	1.7%
	3,027,879	2,914,991	3.9%
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

The following table summarizes key balance sheet data related to our liquidity as of June 30, 2026 and December 31, 2025 and income statement data for the six months ended June 30, 2026 and 2025 (in thousands):

Balance Sheet Data:	June 30, 2026	December 31, 2025
Cash and cash equivalents	$726,272	$767,215
Accounts receivable	241,845	200,317
Working capital (exclusive of current operating lease liabilities)	407,491	507,298
Total equity	1,394,051	1,355,886

Income statement data for the six months ended June 30,	2026	2025
Total net revenue	$1,198,351	$969,629
Net loss attributable to RadNet common stockholders	(25,936)	(23,472)

Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the six months ended June 30, 2026 and 2025 (in thousands):

Cash Flow Data	June 30, 2026	June 30, 2025
Cash provided by operating activities	$173,071	$161,829
Cash used in investing activities	(434,527)	(154,201)
Cash provided by financing activities	222,715	84,918

Cash provided by operating activities for the six months ended June 30, 2026 increased by $11.2 million compared with the six months ended June 30, 2025. The increase was primarily attributable to a $2.2 million improvement in net income and a $14.3 million net increase in noncash adjustments, principally depreciation and amortization and stock-based compensation, partially offset by a $5.3 million unfavorable change in operating assets and liabilities, driven primarily by changes in other current assets and accounts receivable and partially offset by a favorable change in accounts payable, accrued expenses and other.

Cash used in investing activities for the six months ended June 30, 2026 increased $280.3 million compared to the six months ended June 30, 2025. The increase was primarily due to a $283.7 million increase in purchases of imaging facilities and other acquisitions, mainly related to the acquisition of Gleamer, a digital health business, as well as imaging facilities.

Cash provided by financing activities for the six months ended June 30, 2026 increased by $137.8 million compared with the six months ended June 30, 2025. The increase was primarily attributable to higher incremental term loan borrowings in 2026, partially offset by the repayment of notes payable assumed in connection with acquisitions.

Financing activities in 2026 primarily consisted of $248.9 million of net proceeds from the $250.0 million incremental term loan issued under the Third Amendment (as defined below) to the Third Amended and Restated First Lien Credit and Guaranty Agreement (the “Barclays Credit Agreement”), with Barclays Bank Plc (“Barclays”) and the lenders and financial institutions named therein. Financing activities in 2025 primarily consisted of $99.0 million of net proceeds from the $100.0 million incremental term loan issued under the Second Amendment to the Barclays Credit Agreement.

Secured Credit Facilities
We maintain secured credit facilities with Barclays and with Truist Bank (“Truist”).
On June 10, 2026, we entered into Incremental Amendment No. 3 to the Barclays Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, certain term lenders under the Barclays Credit Agreement funded an incremental term loan in the aggregate principal amount of $250.0 million, which was added to and forms a part of the existing term loan (together with the incremental term loan, (the “term loan”) under the Barclays Credit Agreement of approximately $958.7 million. The interest rate applicable to the term loan was reduced by 0.25% to, at RadNet’s election, either Term SOFR (as defined in the Barclays Credit Agreement) plus 2.00% or the Alternate Base Rate (as defined in the Barclays Credit Agreement) plus 1.00%. In addition, the interest rate applicable to the existing $282 million revolving credit facility was reduced by 0.25%.
On June 11, 2025, we entered into Incremental Amendment No. 2 to the Barclays Credit Agreement, pursuant to which Barclays, as lender, provided an additional $100.0 million of incremental term loan borrowings under our existing senior secured term loan facility, all other terms remained the same. We recognized $1.0 million as discount and deferred finance cost. Amounts capitalized will be amortized over the remaining terms of the respective credit facilities under the Barclays Credit Agreement. Pursuant to the Second Amendment, we are required to make quarterly principal payments of approximately $2.4 million, compared to $2.2 million prior to the amendment.
On November 26, 2024, we entered into Amendment No. 1 to the Barclays Credit Agreement (the “First Amendment”) with the Barclays and the lenders and financial institutions named therein. Pursuant to the First Amendment, the interest rates on the term loans and revolving credit facility provided under the Barclays Credit Agreement have been reduced by 0.25%.
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
Our condensed consolidated balance sheets at June 30, 2026 include $1,323.7 million of total term loan debt (exclusive of unamortized discounts of $11.6 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loan	$1,205,604	$(11,283)	$1,194,321
Truist Term Loan	118,125	(330)	117,795
Total Term Loans	$1,323,729	$(11,613)	$1,312,116

At June 30, 2026, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $8.6 million, we had $273.4 million available for borrowing under our Barclays revolving credit facility and $50.0 million available under our Truist revolving credit facility.

Please see Note 6, Credit Facilities, Notes Payable, and Finance Lease in the notes accompanying our financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk:
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Pound Sterling, Euro, Canadian Dollar, Hungarian Forint and Indian Rupee. We provide radiological services in the United Kingdom, conduct AI operations in the Netherlands, and maintain research and development centers in Canada, Hungary and India. We do not have any foreign currency exchange contracts to mitigate this risk. At June 30, 2026, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.7 million in operating expenses.
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
We can elect SOFR or Alternate Base Rate interest options on amounts outstanding under the Barclays term loan. At June 30, 2026, we had $1,205.6 million outstanding subject to an SOFR election on the Barclays Term Loan. At June 30, 2026, our effective SOFR interest rate plus applicable margin was 5.66%. Consequently, a hypothetical 1% increase in the SOFR rates under the Barclays credit facility would result in an increase of $12.1 million in annual interest expense and a corresponding decrease in income before taxes.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist revolving credit facility. At June 30, 2026, we had $118.1 million outstanding subject to an adjusted SOFR election on the Truist term loan (as defined in the notes to our condensed consolidated financial statements). At June 30, 2026, our effective SOFR rate plus applicable margin was 5.33%. A hypothetical 1% increase in the adjusted SOFR rates under the Truist revolving credit facility would result in an increase of approximately $1.2 million in annual interest expense and a corresponding decrease in income before taxes.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings
From time to time we are engaged in legal proceedings that arise in the ordinary course of our business. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.
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
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on September 4, 2008)

3.2
Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to Exhibit 3.2 filed with Current Report on Form 8-K on September 4, 2008).

3.3	Amended and Restated Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 filed with Current Report on Form 8-K on February 6, 2020).

10.1	French Sub-Plan to the RadNet, Inc. Equity Incentive Plan, Effective April 30, 2026.

10.2	Form of Stock Unit Award Agreement to the French Sub-Plan to the RadNet, Inc. Equity Incentive Plan.

10.3
Incremental Amendment No. 3 to Credit and Guaranty Agreement, dated as of June 10, 2026, by and among Radnet Management, Inc., a California corporation, RadNet, Inc., a Delaware corporation, certain subsidiaries and affiliates of Radnet Management, Inc., as Guarantors, the lenders and other financial institutions from time to time party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on June 10, 2026).

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

101
The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

RADNET, INC.
(Registrant)

Date: August 10, 2026	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)