Form 10-Q
period 2026-09-30
RadNet, Inc.
filed 2026-11-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding on November 5, 2026 was 78,774,892 shares.

RADNET, INC.

i

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements
RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$750,607	$767,215
Accounts receivable	248,893	200,317
Due from affiliates	5,600	12,592
Prepaid expenses and other current assets	63,341	52,003
Total current assets	1,068,441	1,032,127
PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS
Property and equipment, net	904,274	807,702
Operating lease right-of-use assets	755,606	690,250
Total property, equipment and right-of-use assets	1,659,880	1,497,952
OTHER ASSETS
Goodwill	1,136,986	907,663
Other intangible assets	235,063	148,508
Deferred financing costs	1,248	1,684
Investment in joint ventures	131,507	130,340
Deposits and other	47,273	40,289
Total assets	$4,280,398	$3,758,563
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$500,750	$422,029
Due to affiliates	96,065	70,104
Deferred revenue	16,116	7,272
Current operating lease liability	70,598	61,934
Current portion of notes payable	31,796	25,424
Current portion of finance lease	1,317	—
Total current liabilities	716,642	586,763
LONG-TERM LIABILITIES
Long-term finance lease liability	3,951	—
Long-term operating lease liability	772,771	707,001
Notes payable, net of current portion	1,293,505	1,064,495
Deferred tax liability, net	46,457	21,903
Other non-current liabilities	10,193	22,515
Total liabilities	2,843,519	2,402,677
EQUITY
Common stock - $0.0001 par value, 200,000,000 shares authorized; 78,768,800 and 77,399,615 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8	8
Additional paid-in-capital	1,246,319	1,180,434
Accumulated other comprehensive (loss) income	(7,811)	4,885
Accumulated deficit	(117,220)	(95,437)
Total RadNet, Inc.'s Stockholders' equity:	1,121,296	1,089,890
Noncontrolling interests	315,583	265,996
Total equity	1,436,879	1,355,886
Total liabilities and equity	$4,280,398	$3,758,563

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Service fee revenue	$607,015	$491,426	$1,744,822	$1,398,838
Revenue under capitation arrangements	31,242	31,443	91,786	93,660
Total service revenue	638,257	522,869	1,836,608	1,492,498

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	552,382	450,379	1,637,534	1,332,944
Lease abandonment charges	2,052	2,819	3,358	8,330
Depreciation and amortization	47,010	39,799	137,506	111,275
Loss on sale and disposal of equipment and other	5,359	1,042	9,067	3,168
Severance costs	1,193	1,441	3,317	2,614
Total operating expenses	607,996	495,480	1,790,782	1,458,331
INCOME FROM OPERATIONS	30,261	27,389	45,826	34,167

OTHER INCOME AND EXPENSES
Interest expense	20,682	17,355	56,492	51,783
Equity in earnings of joint ventures	(4,200)	(3,567)	(12,735)	(10,522)
Non-cash change in fair value of interest rate swap	—	2,371	—	6,433
Debt restructuring and extinguishment expenses	—	—	3,368	—
Gain on contribution of imaging centers into joint venture	(7,528)	—	(7,528)	—
Other income, net	(6,205)	(9,044)	(15,072)	(24,520)
Total other expenses, net	2,749	7,115	24,525	23,174
INCOME BEFORE INCOME TAXES	27,512	20,274	21,301	10,993
Provision for income taxes	(8,361)	(6,385)	(6,628)	(3,807)
NET INCOME	19,151	13,889	14,673	7,186
Net income attributable to noncontrolling interest	14,998	8,472	36,456	25,241
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$4,153	$5,417	$(21,783)	$(18,055)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$0.07	$(0.28)	$(0.24)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$0.07	$(0.28)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	77,926,702	75,950,350	77,594,151	74,703,658
Diluted	79,174,226	77,388,477	77,594,151	74,703,658

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME	$19,151	$13,889	$14,673	$7,186
Foreign currency translation adjustments	(2,293)	(874)	(12,843)	12,758
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	217	—	2,273
COMPREHENSIVE INCOME	16,858	13,232	1,830	22,217
Less net income attributable to noncontrolling interests	14,998	8,472	36,456	25,241
Less foreign currency translation adjustments attributable to noncontrolling interests	14	—	(147)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1,846	$4,760	$(34,479)	$(3,024)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the three months ended September 30, 2026 and September 30, 2025.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
BALANCE - JUNE 30, 2026	78,646,805	$8	$1,222,961	$(5,504)	$(121,373)	$1,096,092	$297,959	$1,394,051

Issuance of common stock upon exercise of options	67,885	—	1,905	—	—	1,905	—	1,905
Issuance of common stock under the equity compensation plan	22,417	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,108	—	—	10,108	—	10,108
Forfeiture of restricted stock and share cancellation	(2,376)	—	(90)	—	—	(90)	—	(90)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(4,435)	(4,435)
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	8,848	—	—	8,848	—	8,848
Issuance of common stock in connection with acquisitions	34,069	—	2,587	—	—	2,587	—	2,587
Change in cumulative foreign currency translation adjustment	—	—	—	(2,307)	—	(2,307)	14	(2,293)
Noncontrolling interest recognized in business combination	—	—	—	—	—	—	7,047	7,047
Net income	—	—	—	—	4,153	4,153	14,998	19,151
BALANCE - SEPTEMBER 30, 2026	78,768,800	$8	$1,246,319	$(7,811)	$(117,220)	$1,121,296	$315,583	$1,436,879

BALANCE - JUNE 30, 2025	75,067,102	$8	$1,025,936	$6,627	$(100,257)	$932,314	$246,947	$1,179,261

Issuance of common stock upon exercise of options	49,080	—	1,704	—	—	1,704	—	1,704
Issuance of common stock under the equity compensation plan	68,599	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,191	—	—	9,191	—	9,191
Issuance of common stock in connection with acquisitions	1,848,152	—	110,721	—	—	110,721	—	110,721
Forfeiture of restricted stock and share cancellation	(779)	—	(150)	—	—	(150)	—	(150)
Change in cumulative foreign currency translation adjustment	—	—	—	(874)	—	(874)	—	(874)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	—	—	—	217	—	217	—	217
Net income	—	—	—	—	5,417	5,417	8,472	13,889
BALANCE - SEPTEMBER 30, 2025	77,032,154	$8	$1,147,402	$5,970	$(94,840)	$1,058,540	$255,419	$1,313,959

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
The following table summarizes changes in the Company’s consolidated stockholders' equity, including noncontrolling interest, during the nine months ended September 30, 2026 and September 30, 2025.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total RadNet, Inc.'s Equity	Noncontrolling Interests	Total Equity
BALANCE - DECEMBER 31, 2025	77,399,615	$8	$1,180,434	$4,885	$(95,437)	$1,089,890	$265,996	$1,355,886

Issuance of common stock upon exercise of options	163,557	—	2,517	—	—	2,517	—	2,517
Issuance of common stock under the equity compensation plan	1,001,868	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	52,106	—	—	52,106	—	52,106
Issuance of common stock in connection with acquisitions	224,993	—	2,587	—	—	2,587	—	2,587
Forfeiture of restricted stock and share cancellation	(21,233)	—	(173)	—	—	(173)	—	(173)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(8,362)	(8,362)
Sale of economic interests in majority owned subsidiary, net of taxes	—	—	8,848	—	—	8,848	—	8,848
Change in cumulative foreign currency translation adjustment	—	—	—	(12,696)	—	(12,696)	(147)	(12,843)
Noncontrolling interest recognized in business combination	—	—	—	—	—	—	21,640	21,640
Net (loss) income	—	—	—	—	(21,783)	(21,783)	36,456	14,673
BALANCE - SEPTEMBER 30, 2026	78,768,800	$8	$1,246,319	$(7,811)	$(117,220)	$1,121,296	$315,583	$1,436,879

BALANCE - DECEMBER 31, 2024	74,036,993	$7	$988,147	$(9,061)	$(76,785)	$902,308	$231,102	$1,133,410

Issuance of common stock upon exercise of options	114,814	1	2,258	—	—	2,259	—	2,259
Issuance of common stock under the equity compensation plan	1,039,311	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	46,466	—	—	46,466	—	46,466
Issuance of common stock in connection with acquisitions	1,848,152	—	110,721	—	—	110,721	—	110,721
Forfeiture of restricted stock and share cancellation	(7,116)	—	(190)	—	—	(190)	—	(190)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,313)	(3,313)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,389	2,389
Change in cumulative foreign currency translation adjustment	—	—	—	12,758	—	12,758	—	12,758
Change in fair value of cash flow hedge from prior periods reclassified to earnings, net of taxes	—	—	—	2,273	—	2,273	—	2,273
Net (loss) income	—	—	—	—	(18,055)	(18,055)	25,241	7,186
BALANCE - SEPTEMBER 30, 2025	77,032,154	$8	$1,147,402	$5,970	$(94,840)	$1,058,540	$255,419	$1,313,959
    The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,673	$7,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,506	111,275
Noncash operating lease expense	49,425	44,605
Equity in earnings of joint ventures, net of dividends	(4,244)	(4,590)
Amortization of deferred financing costs and loan discount	2,355	2,242
Loss on sale and disposal of equipment	9,067	3,168
Loss on extinguishment of debt	407	—
Gain on contribution of imaging centers into joint venture	(7,528)	—
Lease abandonment charges	3,358	8,330
Amortization of cash flow hedge	—	2,273
Non-cash change in fair value of interest rate swap	—	6,433
Stock-based compensation	51,933	46,276
Change in fair value of contingent consideration	7,864	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(30,461)	(20,476)
Other current assets	(4,292)	2,093
Other assets	(7,478)	(2,764)
Deferred taxes	4,334	2
Operating leases	(45,252)	(48,760)
Deferred revenue	581	3,934
Accounts payable, accrued expenses and other	81,393	53,429
Net cash provided by operating activities	263,641	214,656
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities and other acquisitions, net of cash acquired	(315,708)	(66,464)
Purchase of property and equipment and other	(181,721)	(162,221)
Proceeds from sale of equipment	1,270	75
Equity contributions in existing and purchase of interest in joint ventures	—	(4,147)
Collection of notes receivable	8,541	2,832
Net cash used in investing activities	(487,618)	(229,925)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(13,993)	(5,229)
Payments on term loan debt	(17,028)	(15,504)
Proceeds from issuance of new debt, net of issuance costs	248,937	99,001
Purchase of noncontrolling interests by third party	—	2,389
Payments on contingent consideration and holdbacks	(2,198)	—
Distributions paid to noncontrolling interests	(8,362)	(3,313)
Proceeds from issuance of common stock upon exercise of options	2,517	2,258
Net cash provided by financing activities	209,873	79,602
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,504)	363
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,608)	64,696
CASH AND CASH EQUIVALENTS, beginning of period	767,215	740,020
CASH AND CASH EQUIVALENTS, end of period	$750,607	$804,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$53,635	$53,679
Cash paid during the period for income taxes	$3,908	$3,480
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
Supplemental Schedule of Non-Cash Investing and Financing Activities
We acquired equipment and certain leasehold improvements for approximately $63.1 million and $81.8 million during the nine months ended September 30, 2026 and 2025, respectively, which were not paid for as of September 30, 2026 and 2025, respectively. The amounts due were recorded in our condensed consolidated balance sheet under accounts payable, accrued expenses and other.
During the nine months ended September 30, 2026, we acquired certain assets from entities engaged in the practice of radiology or related businesses. These acquisitions included contingent consideration and holdbacks with an aggregate acquisition-date fair value of $11.6 million that we had not paid for as of September 30, 2026. The accrued amounts are reflected in our condensed consolidated balance sheets under accrued expenses and other non-current liabilities.

On August 1, 2026, in connection with the formation of Maryland Imaging Partners, LLC (“MIP”) with the University of Maryland Medical System Corporation (“UMMS”), we obtained control of Advanced Imaging at St. Joseph Medical Center, LLC (“St. Joseph”) and Baltimore Washington Imaging, LLC (“BWI”) through the contribution of the parties’ respective ownership interests in existing joint ventures to MIP. As a result, we obtained an indirect 80% economic interest in these entities through MIP and recognized net noncash assets acquired with a fair value of $26.5 million, without additional cash consideration for these acquisitions. We also recognized a noncash remeasurement gain of $7.5 million related to our previously held equity method investments. See Note 4, Business Combinations and Related Activity.

On August 17, 2026, we issued 34,069 shares of common stock to settle the contingent consideration liabilities as part of our purchase of See-Mode Technologies Pte. Ltd on June 2, 2025. The shares were ascribed a value of $2.6 million.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States. At September 30, 2026, we operated directly, or indirectly through joint ventures with hospitals and health system partners, 439 centers located in Arizona, California, Delaware, Florida, Idaho, Indiana, Maryland, New Jersey, New York, Texas, and Virginia. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders. Our services include magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET”), nuclear medicine, mammography, ultrasound, diagnostic radiology (“X-ray”), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures. In addition to our center operations, we have certain other subsidiaries that develop Artificial Intelligence (“AI”) products and solutions that are designed to enhance interpretation of radiographic images. Our operations comprise two segments for financial reporting purposes for this reporting period, Imaging Centers and Digital Health. For further financial information about these segments, see Note 5, Segment Reporting.

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

The Consolidated Medical Group on a combined basis recognized $82.0 million and $67.8 million of revenue, net of management services fees to RadNet, for the three months ended September 30, 2026 and 2025, respectively, and $82.0 million and $67.8 million of operating expenses for the three months ended September 30, 2026 and 2025, respectively. RadNet recognized $315.9 million and $236.7 million of total billed net service fee revenue for the three months ended September 30, 2026 and 2025, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

The Consolidated Medical Group on a combined basis recognized $254.4 million and $191.6 million of revenue, net of management services fees to RadNet, for the nine months ended September 30, 2026 and 2025, respectively and $254.4 million and $191.6 million of operating expenses for the nine months ended September 30, 2026 and 2025, respectively. RadNet recognized $904.7 million and $687.1 million of total billed net service fee revenue for the nine months ended September 30, 2026, and 2025, respectively, for management services provided to the Consolidated Medical Group relating primarily to the technical portion of billed revenue.

In our condensed consolidated balance sheets at September 30, 2026 and December 31, 2025, we have included approximately $157.4 million and $137.5 million, respectively, of accounts receivable and approximately $45.6 million and $34.9 million of accounts payable and accrued liabilities related to the Consolidated Medical Group, respectively. The cash flows of the Consolidated Medical Group are included in the accompanying condensed consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2026 and 2025 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2025.
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
Our total revenues for the three and nine months ended September 30, 2026 and 2025 are presented in the table below. Our patient service revenue is displayed as the estimated service fee, broken down by classification of insurance coverage type, along with revenue generated from our management services and other sources such as software and AI.

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial insurance	$343,331	$287,769	$998,859	$829,295
Medicare	158,128	123,254	445,872	347,641
Medicaid	14,759	13,470	43,239	37,735
Workers' compensation/personal injury	13,245	11,347	39,091	32,460
Other payors	37,557	29,962	107,932	87,064
Management fee revenue	7,574	7,044	22,912	20,011
Other revenue	32,421	18,580	86,917	44,632
Revenue under capitation arrangements	31,242	31,443	91,786	93,660
Total service revenue	$638,257	$522,869	$1,836,608	$1,492,498
EQUITY BASED COMPENSATION – We have one long-term equity incentive plan, the RadNet, Inc. Equity Incentive Plan, which was most recently amended and restated as of April 16, 2026 and approved by our stockholders at our annual meeting on June 2, 2026 (the “Restated Plan”). We have reserved 23,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units, and stock appreciation rights. Terms and conditions of awards can be direct grants or based on achieving a performance metric. We evaluate performance-based awards to determine if it is probable that the vesting conditions will be met. We also consider probability of achievement of performance conditions when determining expense recognition. For the awards where vesting is probable, equity-based compensation is recognized over the related vesting period. Stock options generally vest over three years to five years and expire five years to ten years from date of grant. We determine the compensation expense for each stock option award using the Black Scholes, binomial lattice valuation or similar, valuation model. Those models require that our management make certain estimates concerning risk-free interest rates and volatility in the trading price of our common stock. The compensation expense recognized for all equity-based awards is recognized over the service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.
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

We have entered into factoring agreements with various institutions and sold certain accounts receivable under non-recourse agreements in exchange for notes receivable from the buyers. These transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. Proceeds on factoring agreements are reflected as operating activities on our statement of cash flows and on our balance sheet as prepaid expenses and other current assets for the current portion and deposits and other for the long-term portion. Amounts remaining to be collected on these agreements were $1.9 million and $3.5 million at September 30, 2026 and December 31, 2025, respectively. We do not utilize factoring arrangements as an integral part of our financing for working capital and assess the party's ability to pay upfront at the inception of the notes receivable and subsequently by reviewing their financial statements annually and reassessing any insolvency risk on a periodic basis.
DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized using the effective interest rate method and are related to our revolving credit facilities. Deferred financing costs, net of accumulated amortization, were $1.2 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively. See Note 6, Credit Facilities, Notes Payable, and Finance Lease for more information.
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
Acquisition-related costs are expensed as incurred and are included in Cost of operations, excluding depreciation and amortization, in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, such costs totaled approximately $2.7 million and $12.8 million, respectively. For the three and nine months ended September 30, 2025, such costs totaled approximately $2.1 million and $5.1 million, respectively.
GOODWILL - Goodwill at September 30, 2026 totaled $1,137.0 million. Goodwill is recorded as a result of business combinations. If we determine the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. We tested goodwill and indefinite lived intangibles for impairment on October 1, 2025 noting no impairment, and we have not identified any indicators of impairment through September 30, 2026.
Activity in goodwill for the nine months ended September 30, 2026 is provided below (in thousands):

	Imaging Center segment	Digital Health segment	Total
Balance as of December 31, 2025	$741,893	$165,770	$907,663
Goodwill from acquisitions	62,994	171,689	234,683
Measurement period and other adjustments	—	1,648	1,648
Currency translation	(338)	(6,670)	(7,008)
Balance as of September 30, 2026	$804,549	$332,437	$1,136,986
The amount of goodwill that is expected to be deductible for tax purposes as of September 30, 2026 is $232.3 million.
INTANGIBLE ASSETS - Intangible assets are primarily related to our business combinations and software development. They include the estimated fair value of such items as service agreements, customer lists, covenants not to compete, acquired technologies, and trade names. The components of intangible assets, both finite and indefinite lived, along with annual amortization expense that will be recorded over the next five years at September 30, 2026 are as follows (in thousands):
As of September 30, 2026:

	2026*	2027	2028	2029	2030	Thereafter	Total	Weighted average amortization period remaining in years
Management service contracts	$572	$2,287	$2,287	$2,287	$2,287	$2,097	$11,817	5.1
Covenant not to compete and other contracts	464	1,826	1,736	1,245	162	8	5,441	3.0
Customer lists	1,936	7,741	7,670	7,670	7,667	91,304	123,988	16.3
Patent and trademarks	101	384	320	56	43	84	988	3.2
Developed technology & software	3,274	12,640	12,640	7,313	6,804	17,034	59,705	5.8
Trade names definite life	478	1,912	1,877	1,352	1,252	3,939	10,810	8.3
Certifications	553	245	—	—	—	—	798	0.3
Backlog	340	1,360	227	—	—	—	1,927	1.3
Others	109	438	438	218	—	—	1,203	2.7
Trade names indefinite life	—	—	—	—	—	7,100	7,100
IPR&D	—	—	—	—	—	11,286	11,286
Total annual amortization	$7,827	$28,833	$27,195	$20,141	$18,215	$132,852	$235,063
*Excluding the nine months ended September 30, 2026

Total intangible asset amortization expense was $8.8 million and $24.1 million for the three and nine months ended September 30, 2026, respectively. Total amortization expense was $4.5 million and $10.8 million for the three and nine months ended September 30, 2025, respectively. Intangible assets are amortized using the straight-line method over their useful life determined at acquisition.
Management services agreements are amortized over 25 years using the straight-line method. Customer lists are amortized using the straight-line method over their estimated useful lives determined at acquisition. Developed technology is capitalized and amortized over the useful life of the software when placed into service. Trade names and IPR&D are reviewed annually for impairment, or when indicators of impairment are presented.
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

We recorded an income tax provision of $8.4 million, or an effective tax rate of 30.4%, for the three months ended September 30, 2026, compared to $6.4 million, or an effective tax rate of 31.5% for the three months ended September 30, 2025. We recorded an income tax provision of $6.6 million, or an effective tax rate of 31.1%, for the nine months ended September 30, 2026, compared to income tax provision of $3.8 million, or an effective tax rate of 34.6% for the nine months ended September 30, 2025. The income tax rates for the three and nine months ended September 30, 2026 diverge from the federal statutory rate due to (i) state taxes; (ii) valuation allowance on foreign losses; (iii) officer compensation limitation under IRC Section 162(m); (iv) nondeductible stock-based compensation expense; (v) transaction costs and other nondeductible expenses; partially offset by (vi) noncontrolling interests; (vii) foreign rate differentials; and (viii) windfall benefits on the exercise of stock-based compensation.
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
ROU assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. Our ROU assets consist of facility and equipment assets on operating leases. No events have occurred such as fire, flood, or other acts which have impaired the integrity of our ROU assets as of September 30, 2026. Our facility leases require us to maintain insurance policies which would cover major damage to our facilities. We maintain business interruption insurance to cover loss of business due to a facility becoming non-operational under certain circumstances. Our equipment leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.
We closely monitor patient levels at our imaging centers and occasionally divest or shut down centers to maximize utilization rates. We may abandon low utilization leases and divert the patients to nearby centers.
During the three and nine months ended September 30, 2026, we closed several imaging centers with lower utilization and recognized net lease abandonment charges of approximately $2.1 million and $3.4 million, respectively, in our Imaging Center segment. Of these amounts, $(0.1) million and $1.2 million, respectively, were related to right-of-use asset impairments, and $2.2 million and $2.2 million, respectively, were related to the write-off of leasehold improvements.
During the three and nine months ended September 30, 2025, we closed several imaging centers with lower utilization and recognized lease abandonment charges of approximately $2.8 million and $8.3 million, respectively, in our Imaging Center segment. Of these amounts, $1.7 million and $6.5 million, respectively, were related to right-of-use asset impairments, and $1.1 million and $1.9 million, respectively, were related to the write-off of leasehold improvements.
COMPREHENSIVE INCOME (LOSS) - Accounting guidance establishes rules for reporting and displaying other comprehensive income (loss) (“OCI”) and its components. Our foreign currency translation adjustments and the amortization of balances associated with derivatives previously classified as cash flow hedges are included in OCI. The components of OCI for the three and nine months ended September 30, 2026 and 2025 are included in the Condensed Consolidated Statements of Comprehensive Loss. The following is a reconciliation of Foreign Currency Translation amounts for the three and nine months ended September 30, 2026 and 2025 (in thousands):

For the three months ended September 30, 2026
	June 30, 2026 Balance	Currency Translation Adjustments	September 30, 2026 Balance
Currency Translation Adjustments	$(3,005)	$(2,307)	$(5,312)

For the nine months ended September 30, 2026
	December 31, 2025 Balance	Currency Translation Adjustments	September 30, 2026 Balance
Currency Translation Adjustments	$7,384	$(12,696)	$(5,312)

For the three months ended September 30, 2025
	June 30, 2025 Balance	Currency Translation Adjustments Balance	September 30, 2025 Balance
Currency Translation Adjustments	$7,935	$(874)	$7,061

For the nine months ended September 30, 2025
	December 31, 2024 Balance	Currency Translation Adjustments Balance	September 30, 2025 Balance
Currency Translation Adjustments	$(5,697)	$12,758	$7,061

INTEREST ON SECURITIES - We recognized income from interest on securities of approximately $6.5 million and $8.9 million for the three months ended September 30, 2026 and 2025, respectively, and $15.7 million and $24.4 million for the nine months ended September 30, 2026 and 2025. This income is recorded within Other Income, net in our Consolidated Statements of Operations.
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

Second Milestone ($4.2 million): Payable upon FDA 510(k) clearance of the company’s breast ultrasound detection product. The submission was completed by March 31, 2026. On August 17, 2026, we settled the second milestone by issuing 34,069 shares of our common stock at an ascribed value of $2.6 million and $2.2 million in cash.

Third Milestone ($4.2 million): Payable upon FDA 510(k) clearance of a new ultrasound product, with submission required by June 30, 2027 and approval by March 31, 2028.

Each contingent amount is payable 50% in cash and 50% in RadNet common shares. As of September 30, 2026, the fair value of the contingent consideration was assessed based on the probability of milestone achievement and was determined by management to be 75% for the Third Milestone.

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

As of September 30, 2026, the fair value of the contingent consideration was estimated using a Monte Carlo simulation under a risk-neutral framework that modeled projected MRI revenues and discounted expected payments at term-matched U.S. Treasury rates plus RadNet’s credit spread. Key assumptions included a 2.2% revenue risk premium, 15% revenue volatility, 50% operational leverage ratio, and 2.3% credit spread.

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

The fair value of the contingent consideration was estimated using a Monte Carlo simulation under a risk-neutral framework that projected revenue-based performance milestones, R&D Deferred Consideration, and discounted expected payments at term-matched U.S. Treasury rates plus RadNet's credit spread. Key assumptions as of September 30, 2026 included a 2.4% revenue risk premium, 28% revenue volatility, 60% operational leverage ratio, and 2.3% credit spread.

Gleamer SAS

On March 2, 2026, the Company, through our wholly owned subsidiary DH AI International Holdings, B.V., completed the acquisition of all the equity interests of Gleamer SAS. As part of the purchase agreement, we agreed to pay up to €15.0 million in contingent consideration in cash, based upon the achievements of specified annual recurring revenue (“ARR”) targets.

At the acquisition date, the Company recorded a contingent consideration liability of $8.6 million. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model, which considered a range of potential ARR outcomes and calculated the present value of expected payments. Key assumptions as of September 30, 2026 included a 2.5% ARR risk premium, 19% ARR volatility, 75% operational leverage ratio, and a 2.4% credit spread.

The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in earnings. A tabular roll forward of contingent consideration is as follows (amounts in thousands):

For the three months ended September 30, 2026
Entity	Account	June 30, 2026 Balance	Additions	Settlement of Contingent Consideration	Change in valuation of contingent consideration	Currency Translation	September 30, 2026 Balance
See-Mode Technologies Pte. Ltd.	Accrued expenses and other non-current liabilities	$7,028	$—	$(4,785)	$803	$47	$3,093
Kolb Radiology P.C.	Accrued expenses and other non-current liabilities	$373	$—	$—	$127	$—	$500
CIMAR (UK) Limited	Accrued expenses and other non-current liabilities	$6,761	$—	$—	$261	$10	$7,032
Gleamer SAS	Accrued expenses	$8,682	$—	$—	$7,066	$(218)	$15,530

For the nine months ended September 30, 2026
Entity	Account	December 31, 2025 Balance	Additions	Settlement of Contingent Consideration	Change in valuation of contingent consideration	Currency Translation	September 30, 2026 Balance
See-Mode Technologies Pte. Ltd.	Accrued expenses and other non-current liabilities	$5,329	$—	$(4,785)	$2,520	$29	$3,093
Kolb Radiology P.C.	Accrued expenses and other non-current liabilities	$3,900	$—	$—	$(3,400)	$—	$500
CIMAR (UK) Limited	Accrued expenses and other non-current liabilities	$5,753	$—	$—	$1,335	$(56)	$7,032
Gleamer SAS	Accrued expenses	$—	$8,618	$—	$7,409	$(497)	$15,530
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
Contingent Consideration:

The table below summarizes the estimated fair values of contingencies relating to our acquisitions that are subject to fair value measurements and the classification of these liabilities on our condensed consolidated balance sheets, as follows (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Accrued expenses and other non-current liabilities
See-Mode Technologies Pte. Ltd.	$—	$—	$3,093	$3,093
Kolb Radiology P.C.	—	—	500	500
CIMAR (UK) Limited	—	—	7,032	7,032
Gleamer SAS	—	—	15,530	15,530
Long Term Debt:
The table below summarizes the estimated fair value and carrying amount of our Barclays Term Loans and Truist Term Loan long-term debt as follows (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,317,841	$—	$1,317,841	$1,317,841

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
Barclays Term Loan and Truist Term Loan	$—	$1,087,272	$—	$1,087,272	$1,084,869
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
EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$4,153	$5,417	$(21,783)	$(18,055)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	77,926,702	75,950,350	77,594,151	74,703,658
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.05	$0.07	$(0.28)	$(0.24)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	77,926,702	75,950,350	77,594,151	74,703,658
Add non-vested restricted stock subject only to service vesting	964,497	241,221	—	—
Add additional shares issuable upon exercise of stock options and contingently issuable shares	283,027	1,196,906	—	—
Weighted average number of common shares used in calculating diluted net income per share	79,174,226	77,388,477	77,594,151	74,703,658
Changes in FV associated with contingently issuable shares	$—	$—	$—	$—
Net income (loss) attributable to RadNet, Inc's common stockholders for diluted share calculation	$4,153	$5,417	$(21,783)	$(18,055)
Diluted net income (loss) income per share attributable to RadNet, Inc.'s common stockholders	$0.05	$0.07	$(0.28)	$(0.24)

Stock options and non-vested restricted awards excluded from the computation of diluted per share amounts as their effect would be antidilutive:
Non-vested restricted stock subject to service vesting	—	—	1,026,498	924,045
Shares issuable upon the exercise of stock options	—	—	885,155	860,442

INVESTMENTS IN EQUITY SECURITIES–Accounting guidance requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. If there is no readily determinable fair value, the guidance allows entities the ability to measure investments at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
As of September 30, 2026 and December 31, 2025, we have seven equity investments with an aggregate carrying value of $16.8 million.
No observable price changes or impairments in our investments were identified for the three and nine months ended September 30, 2026.
INVESTMENT IN JOINT VENTURES – As of September 30, 2026, we have 10 unconsolidated joint ventures operating 43 diagnostic imaging centers that represent partnerships with hospitals, or health systems and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment existed as of September 30, 2026 and December 31, 2025.
The table below summarizes our ownership interest in these unconsolidated joint ventures as of September 30, 2026:

Joint Venture	Percentage Ownership
Franklin Imaging, LLC	49%
Greater Baltimore Diagnostic Imaging	50%
Carroll County Radiology, LLC	40%
Calvert Medical Imaging Centers, LLC	50%
Montgomery Community Magnetic Imaging Center, LLC	49%
Mt. Airy Imaging Center LLC	40%
Orange County Radiation Oncology, LLC	40%
Arizona Diagnostic Radiology Group, LLC	49%
Glendale Advanced Imaging Center, LLC	55%
Santa Monica Imaging Group, LLC	49%
Joint venture investment and financial information
The following table is a summary of our investment in joint ventures during the nine months ended September 30, 2026 (in thousands):

Balance as of December 31, 2025	$130,340
Equity in earnings in joint ventures	12,735
Distribution of earnings	(8,491)
Derecognition of investments upon consolidation	(3,077)
Balance as of September 30, 2026	$131,507

We charged management service fees from the imaging centers underlying these unconsolidated joint ventures of approximately $7.5 million and $6.5 million for the three months ended September 30, 2026 and 2025, respectively, and $22.9 million and $19.1 million for the nine months ended September 30, 2026 and 2025

These management fees are expenses of the unconsolidated joint ventures and are recognized as service fee revenue. These management fees are earned for providing, among other things, day-to-day operational oversight, revenue cycle, human resources, finance, accounting and information systems to the imaging centers. These unconsolidated joint ventures are considered related parties. Amounts transacted between us and the entities are in the ordinary course of business and are disclosed on our condensed consolidated balance sheet in the due from/to affiliate accounts.
The following table is a summary of key balance sheet data for these joint ventures as of September 30, 2026 and December 31, 2025 and income statement data for the three and nine month ended September 30, 2026 and 2025 (in thousands):

Balance Sheet Data:	September 30, 2026	December 31, 2025
Current assets	$95,472	$79,220
Noncurrent assets	218,279	227,447
Current liabilities	(10,908)	(10,682)
Noncurrent liabilities	(77,538)	(71,298)
Total net assets	$225,305	$224,687

	Three months ended September 30,		Nine months ended September 30,
Income statement data	2026	2025	2026	2025
Net revenue	$74,901	$72,292	$225,200	$211,003
Operating expense, excluding depreciation and amortization	60,918	59,325	183,102	172,021
Depreciation and amortization	4,930	5,155	14,795	15,612
Non-operating expense	175	91	269	742
Net income	$8,878	$7,721	$27,034	$22,628

Promissory Note from Joint Venture Member

On June 12, 2025, we executed a $17.0 million promissory note with Dignity Health, a related party and joint venture member of Arizona Diagnostic Radiology Group, LLC (“ADRG”). Monthly principal payments of $0.9 million began July 1, 2025, with interest accruing at the Wall Street Journal Prime Rate plus 2%. Future distributions from ADRG to Dignity will be applied to the note balance until fully repaid. The note is expected to mature on December 1, 2026. As of September 30, 2026, the remaining balance of $2.9 million is entirely classified as current and recorded within Due from Affiliates.

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

NOTE 4 – BUSINESS COMBINATIONS AND RELATED ACTIVITY

Acquisitions

Imaging Center Segment
During the nine months ended September 30, 2026, we completed the acquisition of certain assets of the following entities, which either engage directly in the practice of radiology or associated businesses. The primary reason for these acquisitions was to strengthen our presence in the Idaho, Indiana, Maryland and Florida markets. These acquisitions are reported as part of our Imaging Center segment. As of September 30, 2026, we made a preliminary fair value determination of the acquired assets and assumed liabilities and the following were recorded (in thousands). The valuation of assets acquired and liabilities assumed has not yet been finalized and remains subject to change, primarily related to the completeness of accrued liabilities, the accuracy of fixed asset valuations, and other customary purchase accounting adjustments. The fair value determination is preliminary and may be updated as additional information becomes available.

Entity	Date Acquired	Total Consideration	Property & Equipment	Right of Use Assets	Goodwill	Intangible Assets	Accounts receivable	Prepaid expenses and other current assets	Accounts payable, accrued expenses and other	Right of Use Liabilities	Finance lease	Non-controlling interest
Regional Radiology Center	1/6/2026	$57,309	38,018	59,951	21,780	4,335	10,489	2,407	(14,274)	(61,151)	(4,246)	—
Northwest Radiology Network PC	2/2/2026	9,000	8,668	9,424	189	130	—	13	—	(9,424)	—	—
Intermountain Medical Imaging	5/1/2026	19,662	9,933	5,710	25,522	1,433	—	97	(680)	(7,760)	—	(14,593)
Advanced Imaging at St. Joseph Medical Center, LLC	8/1/2026	7,600	7,518	2,064	2,343	—	—	—	(71)	(2,354)	—	(1,900)
Baltimore Washington Imaging, LLC	8/1/2026	13,600	4,019	1,376	13,159	—	—	31	—	(1,585)	—	(3,400)
Total		107,171	68,156	78,525	62,993	5,898	10,489	2,548	(15,025)	(82,274)	(4,246)	(19,893)
In connection with these Imaging Centers acquisitions, the aggregate consideration transferred was approximately $107.2 million, comprising approximately $78.1 million of cash consideration, $3.0 million of holdback consideration, $3.8 million of debt assumed, net of cash acquired, $21.2 million of noncash consideration related to the transfer of majority ownership interests in certain imaging centers, and the settlement of a $1.0 million note payable owed to RadNet by a seller.
Formation and acquisition of majority owned subsidiary and sale of economic interest
Maryland Imaging Partners, LLC On August 1, 2026, we completed the formation of MIP, a partnership with the UMMS. The operation offers multi-modality services out of 19 locations throughout the state of Maryland. In connection with the transaction, certain RadNet subsidiaries contributed five imaging center locations to Advanced/Upper Chesapeake Health Center, LLC (“Upper Chesapeake”). Subsequently, we and UMMS contributed our respective ownership interests in six existing joint ventures, including Upper Chesapeake and the St. Joseph and BWI imaging businesses, in which we previously held 49% and 35% equity method investments, respectively, to MIP.

As a result of the transaction, we have an 80% controlling economic interest in MIP, and UMMS holds a 20% noncontrolling economic interest in MIP. We recognized an increase of $8.8 million to additional paid-in capital related to changes in ownership interests in the previously consolidated operations. As a result of the transaction, we obtained control of St. Joseph and BWI and began consolidating their results on August 1, 2026. The step-up in valuation from our existing equity method investments caused the Company to recognize a gain of $7.5 million, which is included in Other Income within the Consolidated Statements of Operations. The fair values of the acquired assets and assumed liabilities, including goodwill, are presented in the table above.

In connection with the acquisitions, the acquisition-date fair value of the noncontrolling interests was estimated by applying the respective ownership percentages to the estimated fair values of the acquired businesses. The underlying fair values were determined using an income approach, with significant inputs including projected future cash flows and discount rates.
Intermountain Medical Imaging, LLC On May 1, 2026, we acquired a 50% membership interest in Intermountain Medical Imaging, LLC (“IMI”) from Imaging Center Radiologists, LLP and an additional 1% membership interest from Saint Alphonsus Diversified Care, LLC for aggregate cash consideration of approximately $15.2 million, subject to a working capital adjustment. We hold a 51% controlling interest in IMI, and Saint Alphonsus Diversified Care, LLC retains the remaining 49% interest. The joint venture operates outpatient imaging centers in Idaho. We began consolidating the results of IMI upon obtaining control on May 1, 2026.
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

We have preliminarily allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. This resulted in the recognition of goodwill of approximately $171.6 million, primarily reflecting expected synergies from integrating Gleamer’s AI technology platform, established customer relationships, and assembled workforce. In addition, we recorded identifiable intangible assets of approximately $110.9 million, consisting of developed technology of $29.2 million, customer relationships of $72.5 million, trade names of $3.5 million, and other intangible assets of $5.6 million. The acquisition also included approximately $16.2 million of cash acquired, $14.2 million of other operating assets and $0.3 million of other net tangible assets. Liabilities assumed included deferred tax liabilities of $21.5 million and debt and other liabilities of $27.6 million.

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

As of September 30, 2026, the valuation of assets acquired and liabilities assumed is preliminary and subject to change during the measurement period, primarily with respect to the valuation of identifiable intangible assets, and deferred taxes. The fair value of contingent consideration will be remeasured at each reporting period until the contingency is resolved. The Company expects to finalize the purchase price allocation within the measurement period as additional information becomes available.

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

The following tables reflect certain financial data for each reportable segment:

Three Months Ended September 30, 2026
	Imaging Center	Digital health	Total
Revenues from external customers	$617,042	$21,215	$638,257
Intersegment revenues	—	11,688	11,688
	$617,042	$32,903	$649,945
Reconciliation of revenue
Elimination of intersegment revenues			(11,688)
Total consolidated revenues			$638,257

Less:
Other segment items*	$520,109	$46,013
Segment profit (loss)	96,933	(13,110)	83,823

Reconciliation of segment profit
Depreciation and amortization			$(47,010)
Loss on sale and disposal of equipment and other			(5,359)
Severance costs			(1,193)
Interest expense			(20,682)
Equity in earnings of joint ventures			4,200
Other income, net			6,205
Gain on contribution of imaging centers into joint venture			7,528

Income before income taxes			$27,512

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Three Months Ended September 30, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$508,242	$14,627	$522,869
Intersegment revenues	—	10,187	10,187
	$508,242	$24,814	$533,056
Reconciliation of revenue
Elimination of intersegment revenues			(10,187)
Total consolidated revenues			$522,869

Less:
Other segment items*	$434,270	$29,115
Segment profit (loss)	73,972	(4,301)	69,671

Reconciliation of segment profit
Depreciation and amortization			$(39,799)
Loss on sale and disposal of equipment and other			(1,042)
Severance costs			(1,441)
Interest expense			(17,355)
Equity in earnings of joint ventures			3,567
Non-cash change in fair value of interest rate swaps			(2,371)
Other income, net			9,044

Income before income taxes			$20,274

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Nine Months Ended September 30, 2026
	Imaging Center	Digital health	Total
Revenues from external customers	$1,775,951	$60,657	$1,836,608
Intersegment revenues	—	33,794	33,794
	$1,775,951	$94,451	$1,870,402
Reconciliation of revenue
Elimination of intersegment revenues			(33,794)
Total consolidated revenues			$1,836,608

Less:
Other segment items*	$1,550,003	$124,683
Segment profit (loss)	225,948	(30,232)	195,716

Reconciliation of segment profit
Depreciation and amortization			$(137,506)
Loss on sale and disposal of equipment and other			(9,067)
Severance costs			(3,317)
Interest expense			(56,492)
Equity in earnings of joint ventures			12,735
Debt restructuring and extinguishment expenses			(3,368)
Other income, net			15,072
Gain on contribution of imaging centers into joint venture			7,528

Income before income taxes			21,301

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.

Nine Months Ended September 30, 2025
	Imaging Center	Digital health	Total
Revenues from external customers	$1,457,235	$35,263	$1,492,498
Intersegment revenues	—	29,498	29,498
	1,457,235	64,761	1,521,996
Reconciliation of revenue
Elimination of intersegment revenues			(29,498)
Total consolidated revenues			$1,492,498

Less:
Other segment items*	$1,294,559	$76,213
Segment profit (loss)	162,676	(11,452)	151,224

Reconciliation of segment profit
Depreciation and amortization			(111,275)
Loss on sale and disposal of equipment and other			(3,168)
Severance costs			(2,614)
Interest expense			(51,783)
Equity in earnings of joint ventures			10,522
Non-cash change in fair value of interest rate swaps			(6,433)
Other income, net			24,520

Income before income taxes			$10,993

*Other segment items include operating expenses, inclusive of cost of operations and lease abandonment charges.
NOTE 6 – CREDIT FACILITIES, NOTES PAYABLE, AND FINANCE LEASE

At September 30, 2026, we had two principal secured credit facilities consisting of our Barclays Revolving Credit Facility (as defined below) and our Truist Revolving Credit Facility (as defined below). Each facility includes a term loan component and a revolving credit facility. At September 30, 2026, we were in compliance with all covenants under our credit facilities.

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

Barclays Term Loan:

The Barclays Term Loan provides for interest payments based on a base rate, plus an applicable margin. During the periods covered by this report, the base rates, margins and effective interest rates were as follows for the periods indicated:

Period	Base Rate plus Margin	Effective Rate
As of December 31, 2025	SOFR plus 2.25% Prime Rate plus 1.25%	6.07% 8.0%
As of September 30, 2026	SOFR plus 2.0% Prime Rate plus 1.0%	5.8% 8.0%

Barclays Revolving Credit Facility:

The Barclays Revolving Credit Facility is a $282.0 million senior secured revolving credit facility. Associated with the Barclays Revolving Credit Facility is deferred financing costs, net of accumulated amortization, of $1.1 million at September 30, 2026.

Following the Third Amendment, amounts borrowed under the Barclays Revolving Credit Facility bear interest, at our election, at either Term SOFR plus an applicable margin ranging from 2.00% to 2.50% or the Alternate Base Rate plus an applicable margin ranging from 1.00% to 1.50%, in each case based on the attainment of certain first lien net leverage ratio benchmarks. As of September 30, 2026, the effective interest rate payable on revolving loans under the Barclays Revolving Credit Facility was 8.50%. In addition, a commitment fee of 0.50% per annum accrues on the unused revolver commitments under the Barclays Revolving Credit Facility.

We had no outstanding balance under our $282.0 million Barclays Revolving Credit Facility at September 30, 2026 and December 31, 2025. After reserves of $8.6 million for certain letters of credit, $273.4 million was available to draw upon as of September 30, 2026.

The Barclays Revolving Credit Facility terminates on April 18, 2029, unless otherwise accelerated under the terms of the Barclays Credit Agreement.

Truist Credit Facility
On October 7, 2022, our subsidiary The New Jersey Imaging Network, L.L.C. (“NJIN”) entered into Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Truist Credit Agreement”), with Truist Bank and the lenders and financial institutions named therein, which provides for a $150.0 million term loan (the “Truist Term Loan”) and a $50.0 million revolving credit facility (the “Truist Revolving Credit Facility”). The Truist Credit agreement is secured by the assets of NJIN.
Truist Term Loan:

The Truist Term Loan currently bears interest at SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. At September 30, 2026 the applicable margin for SOFR was 1.5%.

We are required to make quarterly principal payments of $2.8 million, which increases by $0.9 million at scheduled intervals, with the remaining balance to be paid at maturity. The Truist Term Loan will mature on October 10, 2027 unless otherwise accelerated under the terms of the Truist Credit Agreement.

Truist Revolving Credit Facility:

The Truist Revolving Credit Facility is a $50.0 million secured revolving credit facility. Associated with the Truist Revolving Credit Facility are deferred financing costs, net of accumulated amortization, of $0.1 million at September 30, 2026.

Amounts borrowed under the Truist Revolving Credit Facility bear interest at either SOFR or a Base Rate plus an applicable margin and fees which step down based on a leverage ratio. In addition, a commitment fee of 0.30% per annum accrues on the unused revolver commitments under the Truist Revolving Credit Facility.

We had no balance outstanding under our $50.0 million Truist Revolving Credit Facility at September 30, 2026 and December 31, 2025. With no letters of credit reserved against the facility, the full $50.0 million was available to draw upon as of September 30, 2026.

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

Debt Obligations and finance lease
As of September 30, 2026 and December 31, 2025, our term loan debt and other debt obligations, excluding finance lease liabilities, were as follows (in thousands):

	September 30, 2026	December 31, 2025
Barclays Term Loans collateralized by RadNet's tangible and intangible assets	$1,202,529	$961,119
Discount on Barclays Term Loans	(10,689)	(11,759)
Truist Term Loan Agreement collateralized by NJIN's tangible and intangible assets	115,312	123,750
Discount on Truist Term Loan Agreement	(264)	(462)
Equipment notes payable at 2.7% to 7.2%, due through 2029, collateralized by medical equipment	15,622	17,271
Other notes payable, due through 2036	2,791	—
Total debt obligations, excluding finance lease liabilities	1,325,301	1,089,919
Less: current portion	(31,796)	(25,424)
Long term portion of debt obligations	$1,293,505	$1,064,495

Total debt obligations, including finance lease liabilities

The following table reconciles the debt obligations presented above to total debt obligations, including finance lease liabilities (in thousands):

	September 30, 2026	December 31, 2025
Total debt obligations, excluding finance lease liabilities	$1,325,301	$1,089,919
Short-term finance lease liability	1,317	—
Long-term finance lease liability	3,951	—
Total debt obligations, including finance lease liabilities	$1,330,569	$1,089,919

Finance lease obligations bear interest at rates ranging from 3.2% to 8.8% and mature at various dates through 2030.

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts and repayments on our revolving credit facilities as of September 30, 2026 (in thousands)

2026*	$7,825
2027	132,948
2028	16,207
2029	13,220
2030	13,467
Thereafter	1,152,587
Total notes payable obligations	$1,336,254
*Excluding the nine months ended September 30, 2026

NOTE 7 – STOCK-BASED COMPENSATION
Stock Incentive Plans

We have one long-term equity incentive plan, the Restated Plan. We have reserved for issuance under the Restated Plan 23,100,000 shares of common stock for issuance under the Restated Plan which can be issued in the form of incentive and/or nonstatutory stock options, restricted and/or unrestricted stock, stock units and stock appreciation rights.

Our stock-based compensation consists of various types of awards, each accounted for separately. There is no overlap between our stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), performance stock units (“PSUs”), and performance stock options (“PSOs”).
Options
Certain options granted under the Restated Plan to employees are intended to qualify as incentive stock options under existing tax regulations. Stock options generally vest over 3 to 5 years and expire 5 to 10 years from the date of grant.
The following summarizes all of our option transactions for the nine months ended September 30, 2026:

Outstanding Options Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2025	994,874	$19.11
Granted	—	—
Exercised	(163,557)	15.36
Canceled, forfeited or expired	(133)	81.54
Balance, September 30, 2026	831,184	19.83	4.66	$40,818
Exercisable at September 30, 2026	746,195	19.89	4.47	$36,603
Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2026 and the exercise price, multiplied by the number of in-the-money options as applicable) that would have been received by the holder had all holders exercised their options on September 30, 2026. As of September 30, 2026, total unrecognized stock-based compensation expense related to non-vested employee awards was $0.2 million which is expected to be recognized over a weighted average period of approximately 0.4 years.
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
The Restated Plan permits the award of RSAs and RSUs. The following summarizes all unvested RSA and RSU activities for the nine months ended September 30, 2026:

	RSAs and RSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Fair Value per Share
RSAs and RSUs unvested at December 31, 2025	893,385		$58.23
Granted	923,474		$71.85
Vested	(762,178)		$62.32
Forfeited or Canceled	(63,346)		$59.91
RSAs and RSUs unvested at September 30, 2026	991,335	0.98	$68.01
We determine the fair value of all RSAs and RSUs based on the closing price of our common stock on the grant date.
Performance based stock units (“PSUs”)
In October 2024, we granted certain employees PSUs with a target award of 35,522 shares of our common stock. The PSUs vest in five equal annual installments on each anniversary of the grant date, subject to continued service and achievement of a performance condition established at the grant date. The performance condition will be measured over a performance period ending no later than the seventh anniversary of the grant date. The number of shares earned may range from 0% to 100% of the target award based on actual performance results. As of September 30, 2026, based on performance achieved to date, all 35,522 shares are expected to vest.
In January 2023, we granted certain executive officers PSUs with a target award of 60,685 shares of our common stock and a grant-date fair value of $18.64 per share. The number of shares earned could range from 0% to 200% of target, based on achievement of a performance condition, as determined by the board of directors, for the period January 1, 2023 through December 31, 2023. In March 2024, the board determined that the performance condition was achieved at the maximum level, and 121,370 shares (200% of target) were earned. These were settled as 121,370 shares of RSUs. The earned awards vested in two equal installments on March 10, 2025 and March 10, 2026, subject to continued service. As of September 30, 2026, all 121,370 shares had vested.
Shares available
Of the 23,100,000 shares of common stock reserved for issuance under the Restated Plan, at September 30, 2026, there remain approximately 4,328,156 shares available under the Restated Plan for future issuance.
NOTE 8 – SUBSEQUENT EVENTS

Valley Radiology Consultants

On October 1, 2026, we acquired substantially all of the assets of VRC Holdings, LLC and Valley Radiology Consultants Medical Group, Inc. (collectively, “Valley Radiology Consultants”) for total purchase consideration of approximately $7.0 million. Valley Radiology Consultants operates three imaging centers located in Southern California.

University Diagnostic Medical Imaging

On October 1, 2026, we acquired substantially all of the assets of URMA LLC and University Diagnostic Medical Imaging, P.C. (collectively, “UDMI”) for total purchase consideration of approximately $10.0 million. UDMI operates one imaging center located in the Bronx, New York.

Imagen Technologies, Inc.

On October 8, 2026, we acquired 11.4 million shares of Series E preferred stock of Imagen Technologies, Inc. (“Imagen”) for approximately $35.0 million. In connection with the investment, we entered into commercial agreements for the provision and distribution of DeepHealth software solutions and a data partnership agreement granting Imagen access to certain imaging data for artificial intelligence development and commercialization. Under the data partnership agreement, we received a warrant to purchase up to 7.2 million shares of Imagen common stock at an exercise price of $0.01 per share, which vests based on the volume of imaging studies requested, provided and accepted.

ONRAD, Inc.

On October 26, 2026, we entered into a definitive agreement to acquire ONRAD, Inc. ("ONRAD"), a provider of teleradiology and in-hospital radiology staffing services. Under the terms of the agreement, we will pay $350.0 million in cash, subject to customary adjustments, and issue 5.0 million shares of our common stock at closing. The agreement also provides for additional contingent consideration of up to $210.0 million based on ONRAD's achievement of a specified adjusted EBITDA target for the year ending December 31, 2027, payable in cash, shares of our common stock, or a combination thereof. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close during the first quarter of 2027.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Because forward-looking statements relate to the future, they are inherently subject to known and unknown risks, uncertainties and other factors that are difficult to predict and out of our control. Our actual results, level of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated or implied in our forward-looking statements include the factors included in “Risk Factors” in our Annual Report as supplemented by the information in Part II– Item 1A below, if any. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.
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

Within our Imaging Centers segment, we are a national provider of diagnostic imaging services in the United States. As of September 30, 2026, we operated directly, or indirectly through joint ventures with hospitals and health system partners, 439 centers located in Arizona, California, Delaware, Florida, Idaho, Indiana, Maryland, New Jersey, New York, Texas, and Virginia. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Internationally, our subsidiary The HLH Imaging Group Limited (“HLH Imaging”), provides teleradiology services for remote interpretation of images on behalf of providers within the framework of the United Kingdom's National Health Service.

We established a Digital Health business segment during our 2024 fiscal year under the umbrella brand “DeepHealth.” The Digital Health segment combines our former Artificial Intelligence (“AI”) business with our workflow solutions, including those previously marketed under the eRAD brand. This includes providing AI-powered health informatics aimed at empowering breakthroughs in care through imaging. It leverages advanced AI to improve operational efficiency and clinical outcomes in breast, chest, musculoskeletal, neuro, prostate and thyroid health. At the heart of the portfolio is a cloud-native operating system—DeepHealth OS—that unifies data across clinical and operational workflows. By integrating AI, workflow orchestration and data management into a single operating system, the Digital Health segment enables health systems to better automate radiology, guide patient journeys, stage-shift disease and advance acute care. The Digital Health segment provides these solutions to RadNet and to 3,070 customers in the United States and internationally.

The Digital Health segment’s solutions have been clinically validated and are already delivering measurable impact at scale. Our technology is deployed worldwide, including at thousands of screening sites in the United States and Europe, and is the most widely used solution for lung cancer screening in the United Kingdom. Clinical outcomes demonstrate strong performance, including a 21% increase in cancer detection rates in breast screening. Our end-to-end solutions are widely adopted in real-world settings, including by RadNet and external customers, and support more than 70 million scans worldwide on an annualized basis.

As part of our continued strategic expansion in Digital Health, in 2025 we completed three acquisitions: iCAD, Inc. (“iCAD”), a provider of AI-powered breast health solutions; See-Mode Technologies Pte. Ltd. (“See-Mode”), a medical technology company focused on enhancing ultrasound-based diagnostics through artificial intelligence; and CIMAR (UK) Limited (“CIMAR”), a cloud-native provider of image-exchange solutions. In the first quarter of 2026, we acquired Gleamer SAS (“Gleamer”), a radiology AI company with a portfolio of AI solutions across X-ray, magnetic resonance imaging (“MRI”), computed tomography (“CT”), and mammography. iCAD and See-Mode are already fully integrated into the Digital Health segment, with See-Mode’s technology deployed at more than 385 RadNet imaging centers to improve the efficiency of thyroid ultrasound exams across the network. The CIMAR integration is also complete, including the expansion of solution deployment for HLH Imaging, RadNet’s subsidiary in the United Kingdom. Furthermore, the integration of Gleamer is on-going and progressing as planned. Gleamer products have already been deployed at RadNet imaging centers in California, Arizona, Maryland, New York and Florida, and we expect them to be rolled out across most RadNet centers by the end of 2026. We have largely realized the anticipated cost synergies from these acquisitions and expect to benefit from cross-selling and upselling opportunities beginning in 2027 as we market our offerings as an integrated portfolio on the DeepHealth Radiology AI Suite.

We continued to make significant progress expanding the deployment of our DeepHealth solutions across RadNet imaging centers to drive clinical productivity, reduce operating costs, and enhance the patient experience. Key developments during the quarter included the continued expansion of Reporting Pro, our proprietary diagnostic reporting solution, to sites in Arizona, California, Indiana and the Northeast, and we expect to complete deployment across our network by the first quarter of 2027. We also deployed automated draft reporting technology for X-ray exams, our highest-volume modality at more than 2.8 million procedures annually, using our existing Gleamer X-ray AI workflow. Within our imaging centers, we began transitioning our patient self-registration tool from pilot to a broader rollout and started a regional rollout of our Breast Ultrasound AI solution.

For further financial information about these segments, see Note 5, Segment Reporting, in the notes accompanying our financial statements included in this report.

Recent Developments
The following table presents the total number of imaging centers in operation, including both consolidated and non-consolidated centers, and our consolidated revenues for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Centers in operation	439	407
Net consolidated revenues (millions)	$1,837	$1,492

Our imaging services include MRI, CT, positron emission tomography (“PET”), nuclear medicine, mammography, ultrasound, X-ray, fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. The multi-modality offering provides a “one-stop” solution for our customers and referral sources. It also diversifies our revenue base and reduces our exposure to changes in reimbursement rates for certain imaging modalities.
Our revenue is derived from a diverse mix of payors, including private payors and commercial insurance companies, managed care capitated payors, and government payors, such as Medicare and Medicaid. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. Our total service fee revenue, net of contractual allowances and discounts, and implicit price concessions for the three and nine months ended September 30, 2026 and 2025 received from our various payors is summarized in the following table (in thousands):

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial insurance	$343,331	$287,769	$998,859	$829,295
Medicare	158,128	123,254	445,872	347,641
Medicaid	14,759	13,470	43,239	37,735
Workers' compensation/personal injury	13,245	11,347	39,091	32,460
Other payors	37,557	29,962	107,932	87,064
Management fee revenue	7,574	7,044	22,912	20,011
Other revenue	32,421	18,580	86,917	44,632
Revenue under capitation arrangements	31,242	31,443	91,786	93,660
Total service revenue	$638,257	$522,869	$1,836,608	$1,492,498

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

Imaging Centers Acquisitions
During the nine months ended September 30, 2026, we completed the acquisition of certain assets of entities which engage directly in the practice of radiology or in associated businesses for an aggregate consideration of $107.2 million. These acquisitions include:
Regional Radiology Center: 13 imaging centers in Florida;
Northwest Radiology Network PC: 6 imaging centers in Indiana; and
Intermountain Medical Imaging: 5 Centers in Idaho
Advanced Imaging at St. Joseph Medical Center, LLC: 4 imaging centers in Maryland
Baltimore Washington Imaging, LLC: 3 imaging centers in Maryland
See Note 4, Business Combinations and Related Activity, in the notes accompanying our financial statements in this report for additional information, including the fair value determination of the acquired assets and assumed liabilities, associated with these acquisitions.

Joint Venture Activity

At September 30, 2026, 161 of our imaging centers were operating as joint ventures with hospital and health system partners. On behalf of the joint ventures, we manage the day-to-day operations and perform most management and support services in exchange for a management fee. We charged management service fees from the centers underlying these joint ventures of approximately $7.5 million and $6.5 million for the three months ended September 30, 2026 and 2025, respectively, and $22.9 million and $19.1 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans. Our estimates and assumptions related to revenue recognition did not change materially for the quarter ended September 30, 2026.
Accounts Receivable
The vast majority of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience. Our estimates and assumptions for allowances on our account receivable did not change materially during the quarter ended September 30, 2026.
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

Results of Operations
Result Summary
The following table summarizes our consolidated results of operations and other financial information:

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenue
Imaging Center	$617,042	$508,242	$1,775,951	$1,457,235
Digital Health	32,903	24,814	94,451	64,761
Intersegment eliminations	(11,688)	(10,187)	(33,794)	(29,498)
Total service revenue	$638,257	$522,869	$1,836,608	$1,492,498

Segment profit
Imaging Center	$96,933	$73,972	$225,948	$162,676
Digital Health	$(13,110)	$(4,301)	$(30,232)	$(11,452)
Total Segment profit	$83,823	$69,671	$195,716	$151,224
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Imaging Centers Segment
We have developed our Imaging Centers segment through a combination of organic same center growth, new center build-outs, acquisitions and joint venture formations. In the discussion below, “same center” metrics are based on imaging centers that we operate and were in operation throughout the period of July 1, 2025 through September 30, 2026, excluding amounts relating to imaging centers that were acquired or divested between July 1, 2025 through September 30, 2026, unless the procedural volumes of closed centers were relocated into centers that existed throughout such period. The revenue analysis presented below includes intersegment revenue prior to elimination.
Total Revenue

In Thousands	Three Months Ended September 30,
Revenue	2026	2025	$ Increase	% Change
Total	$617,042	$508,242	$108,800	21.4%
Same Center	$554,626	$506,219	$48,407	9.6%
Excluded	$62,416	$2,023	—	—

Our 9.6% increase in Imaging Center same center revenue compared to the same period last year was driven by higher fees per imaging procedure and increased procedure volumes. This is a function of procedural volume growth at our existing consolidated centers.

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

Operating Expenses

Total operating expenses for the three months ended September 30, 2026 increased approximately $93.4 million, or 19.8%, to $564.3 million for the three months ended September 30, 2026 from $471.0 million for the three months ended September 30, 2025. The following table breaks down our cost of operations and total operating expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Salaries, excluding stock-based compensation and severance	229,154	193,153
Professional reading fees	89,427	78,458
Stock-based compensation	7,556	6,772
Building and equipment rental	36,311	32,714
Medical supplies	38,864	30,068
Lease abandonment charges	2,052	2,819
Other operating expenses *	116,747	90,287
Cost of operations	520,111	434,271

Depreciation and amortization	38,133	35,320
Loss on sale and disposal of equipment	5,395	1,009
Severance costs	697	351
Total operating expenses	$564,336	$470,951
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.
The discussion below provides additional information and analysis on changes in our various operating expenses for the three months ended September 30, 2026 and 2025 (in thousands):
Salaries, excluding stock-based compensation and severance

In Thousands	Three Months Ended September 30,
Salaries, excluding stock-based compensation and severance	2026	2025	$ Increase	% Change
Total	$229,154	$193,153	$36,001	18.6%
Same Center	$202,459	$189,732	$12,727	6.7%
Excluded	$26,695	$3,421	—	—

In response to higher procedural volumes, we increased staffing levels across clinical, administrative and technical functions to support patient demand. Same center salary expense increased 6.7%, compared with an 9.6% increase in same center revenue. The lower rate of salary expense growth reflects improved labor efficiency, workflow optimization technologies, including early benefits from the deployment of DeepHealth technology, and operating leverage from higher procedural volumes.

Professional reading fees

In Thousands	Three Months Ended September 30,
Professional Fees	2026	2025	$ Increase	% Change
Total	$89,427	$78,458	$10,969	14.0%
Same Center	$80,048	$78,123	$1,925	2.5%
Excluded	$9,379	$335	—	—

The increase in same center professional fees was primarily attributable to higher procedural volumes, partially offset by the use of lower-cost contractors to provide coverage and modest productivity improvements from the continued deployment of DeepHealth tools across our imaging centers. These factors contributed to professional fees increasing at a lower rate than the 9.6% increase in same center revenue.
Stock-based compensation

Stock-based compensation for the three months ended September 30, 2026 increased approximately $0.8 million, or 11.6%, to $7.6 million from $6.8 million for the three months ended September 30, 2025. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.

Building and equipment rental

In Thousands	Three Months Ended September 30,
Building & Equipment Rental	2026	2025	$ Increase	% Change
Total	$36,311	$32,714	$3,597	11.0%
Same Center	$31,342	$31,799	$(457)	(1.4)%
Excluded	$4,969	$915	—	—

Building and equipment rental expense on a same center basis decreased slightly, primarily due to lower equipment lease expense and modest reductions in common area maintenance charges. Building rent remained relatively consistent with the prior-year period.
Medical supplies

In Thousands	Three Months Ended September 30,
Medical Supplies Expense	2026	2025	$ Increase	% Change
Total	$38,864	$30,068	$8,796	29.3%
Same Center	$29,840	$30,040	$(200)	(0.7)%
Excluded	$9,024	$28	—	—

Medical supplies expense on a same center basis decreased $0.2 million, or 0.7%, primarily due to lower pricing resulting from renegotiated supplier contracts. This decrease was partially offset by increased utilization of high-cost isotope tracers associated with growth in PET and CT procedures, particularly for prostate cancer and suspected Alzheimer’s studies.

Other operating expenses

In Thousands	Three Months Ended September 30,
Other Operating Expenses	2026	2025	$ Increase	% Change
Total	$116,747	$90,287	$26,460	29.3%
Same Center	$105,883	$90,287	$15,596	17.3%
Excluded	$10,864	$0	—	—

Other operating expenses, which include outside services, software licensing fees, including approximately $11.7 million of intersegment license fees paid to Digital Health, repair and maintenance, and utilities, have increased $26.5 million, or 29.3%, to approximately $116.7 million for the three months ended September 30, 2026 compared to $90.3 million for three months ended September 30, 2025.

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
Additional segment operating and non-operating expenses

In Thousands	Three Months Ended September 30,
Depreciation and amortization	2026	2025	$ Increase	% Change
Total	$38,133	$35,320	$2,813	8.0%
Same Center	$34,044	$35,146	$(1,102)	(3.1)%
Excluded	$4,089	$174	—	—
The increase in depreciation expense was the result of our higher depreciable asset base.

In Thousands	Three Months Ended September 30,
Severance	2026	2025	$ Increase	% Change
Total	$697	$351	$346	98.6%
Same Center	$689	$351	$338	96.3%
Excluded	$8	$—	—	—

In Thousands	Three Months Ended September 30,
	2026	2025	$ Increase/(Decrease)	% Change
Other income, net	($6,447)	($8,992)	2,545	(28.3)%

    Other income for the three months ended September 30, 2026 included $6.5 million of money market interest income.
Other income for the three months ended September 30, 2025 included $8.9 million of money market interest income.

Gain on contribution of imaging centers into joint venture

For the three months ended September 30, 2026, we recognized a gain of $7.5 million in connection with the formation of Maryland Imaging Partners, LLC (“MIP”) on August 1, 2026. The gain represents the difference between the fair value and carrying value of our previously held equity interests in the Advanced Imaging at St. Joseph Medical Center, LLC (“St. Joseph”) and Baltimore Washington Imaging, LLC (“BWI”) imaging businesses upon obtaining control. No comparable gain was recognized during the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
In the discussion below, same center metrics are based on imaging centers that were in operation throughout the period of January 1, 2025 through September 30, 2026. Excluded amounts relate to imaging centers that were acquired or divested between January 1, 2025 through September 30, 2026.

Imaging Center Revenue

In Thousands	Nine Months Ended September 30,
Revenue	2026	2025	$ Increase	% Change
Total	$1,775,951	$1,457,235	$318,716	21.9%
Same Center	$1,589,980	$1,443,032	$146,948	10.2%
Excluded	$185,971	$14,203	—	—
Our 10.2% increase in Imaging Center same center revenue compared to the same period last year was driven by higher fees per imaging procedure and increased procedure volumes. This is a function of procedural volume growth at our existing consolidated centers.

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

Operating Expenses

Total operating expenses for the nine months ended September 30, 2026 increased approximately $275.4 million, or 19.7%, to $1,675.4 million for the nine months ended September 30, 2026 from $1,399.9 million for the nine months ended September 30, 2025. The following table breaks down our cost of operations and total operating expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Salaries, excluding stock-based compensation	$679,194	$575,508
Professional reading fees	278,542	224,944
Stock-based compensation	41,374	38,092
Building and equipment rental	109,324	95,643
Medical supplies	126,278	90,990
Lease abandonment charges	3,359	8,330
Other operating expenses *	311,934	261,053
Cost of operations	1,550,005	1,294,560

Depreciation and amortization	113,724	100,799
Loss on sale and disposal of equipment	9,131	3,220
Severance costs	2,501	1,356
Total operating expenses	$1,675,361	$1,399,935
    *Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, telecom, utilities, marketing, travel and other expenses.

Salaries, excluding stock-based compensation and severance

In Thousands	Nine Months Ended September 30,
Salaries, excluding stock-based compensation and severance	2026	2025	$ Increase/(Decrease)	% Change
Total	$679,194	$575,508	$103,686	18.0%
Same Center	$598,164	$561,794	$36,370	6.5%
Excluded	$81,030	$13,714	—	—

In response to higher procedural volumes, we increased staffing levels across clinical, administrative and technical functions to support patient demand. Same center salary expense increased 6.5%, compared with a 10.2% increase in same center revenue. The lower rate of salary expense growth reflects improved labor efficiency, workflow optimization technologies, including early benefits from the deployment of DeepHealth technology, and operating leverage from higher procedural volumes.

Professional reading fees

In Thousands	Nine Months Ended September 30,
Professional Fees	2026	2025	$ Increase	% Change
Total	$278,542	$224,944	$53,598	23.8%
Same Center	$251,843	$223,434	$28,409	12.7%
Excluded	$26,699	$1,510	—	—

The increase in same center professional fees was primarily attributable to higher procedural volumes. Same center professional fees increased 12.7%, exceeding the 10.2% increase in same center revenue, primarily due to (i) a greater mix of advanced imaging procedures, for which professional fees generally represent a higher proportion of revenue, and (ii) disproportionately higher growth at imaging centers in California and New York staffed by radiologists affiliated with BRMG and Lenox Hill Radiology, respectively, whose professional fees are consolidated within our financial results. These increases were partially offset by improved operational efficiencies resulting from the continued deployment of technology-enabled workflow solutions across our imaging centers. At many imaging centers outside California and New York, revenue is reported net of professional fees and, accordingly, the related professional fees are not consolidated within our financial results.
Stock-based compensation

Stock-based compensation for the nine months ended September 30, 2026 increased approximately $3.3 million, or 8.6%, to $41.4 million from $38.1 million for the nine months ended September 30, 2025. The increase is primarily due to a greater number of shares granted and higher grant-date fair values compared to prior-year period.
Building and equipment rental

In Thousands	Nine Months Ended September 30,
Building & Equipment Rental	2026	2025	$ Increase/(Decrease)	% Change
Total	$109,324	$95,643	$13,681	14.3%
Same Center	$93,525	$92,154	$1,371	1.5%
Excluded	$15,799	$3,489	—	—

Building and equipment rental expense on a same center basis increased slightly, primarily due to higher rent and common area maintenance charges.
Medical supplies

In Thousands	Nine Months Ended September 30,
Medical Supplies Expense	2026	2025	$ Increase/(Decrease)	% Change
Total	$126,278	$90,990	$35,288	38.8%
Same Center	$96,419	$90,392	$6,027	6.7%
Excluded	$29,859	$598	—	—

Medical supplies expense on a same center basis increased $6.0 million, or 6.7%, primarily due to higher utilization of high-cost isotope tracers associated with growth in PET and CT procedures, particularly for prostate cancer and suspected Alzheimer’s studies. This increase was partially offset by lower pricing resulting from renegotiated supplier contracts, contributing to slower growth in medical supplies expense relative to same-center revenue.
Other operating expenses

In Thousands	Nine Months Ended September 30,
Other Operating Expenses	2026	2025	$ Increase/(Decrease)	% Change
Total	$311,934	$261,053	$50,881	19.5%
Same Center	$280,332	$257,217	$23,115	9.0%
Excluded	$31,602	$3,836	—	—

Other operating expenses, which include outside services, software licensing fees, including approximately $33.8 million of intersegment license fees paid to Digital Health, repair and maintenance, and utilities, have increased $50.9 million, or 19.5%, to approximately $311.9 million for the nine months ended September 30, 2026 compared to $261.1 million for nine months ended September 30, 2025.

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
Additional segment operating and non-operating expenses

In Thousands	Nine Months Ended September 30,
Depreciation and amortization	2026	2025	$ Increase	% Change
Total	$113,724	$100,799	$12,925	12.8%
Same Center	$103,076	$99,654	$3,422	3.4%
Excluded	$10,648	$1,145
The increase in depreciation expense was the result of our higher depreciable asset base.

In Thousands	Nine Months Ended September 30,
Severance	2026	2025	$ Increase	% Change
Total	$2,501	$1,356	$1,145	84.4%
Same Center	$2,178	$1,356	$822	60.6%
Excluded	$323	$—

In Thousands	Nine Months Ended September 30,
	2026	2025	$ Increase/(Decrease)	% Change
Other income, net	$(12,324)	$(24,475)	$12,151	(49.6)%

Other income for the nine months ended September 30, 2026 included $15.7 million of money market interest income, partially offset by $3.4 million of debt restructuring and extinguishment.
Other income for the nine months ended September 30, 2025 included $24.4 million of money market interest income.
Gain on contribution of imaging centers into joint venture

For the nine months ended September 30, 2026, we recognized a gain of $7.5 million in connection with the formation of MIP on August 1, 2026. The gain represents the difference between the fair value and carrying value of our previously held equity interests in the St. Joseph and BWI imaging businesses upon obtaining control. No comparable gain was recognized during the nine months ended September 30, 2025.
Digital Health Segment

The breakdown of revenue and expenses of the Digital Health segment for the three and nine months ended September 30, 2026 and 2025 are as follows:

In Thousands	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Statement of Operations
Revenue	$32,903	$24,814	$8,089	32.6%	$94,451	$64,761	$29,690	45.8%
Salaries and Wages	14,908	13,068	1,840	14.1%	49,239	31,581	17,658	55.9%
Stock Compensation	2,462	2,268	194	8.6%	10,560	8,185	2,375	29.0%
Other operating	23,078	8,293	14,785	178.3%	49,649	22,613	27,036	119.6%
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	5,565	5,486	79	1.4%	15,235	13,835	1,400	10.1%
Depreciation & Amort.	8,877	4,479	4,398	98.2%	23,782	10,476	13,306	127.0%
(Gain) loss on sale and disposal of equipment and other	(36)	33	(69)	(209.1)%	(64)	(52)	(12)	23.1%
Severance	496	1,090	(594)	(54.5)%	816	1,258	(442)	(35.1)%
Total operating expenses	$55,350	$34,717	$20,633	59.4%	$149,217	$87,896	$61,321	69.8%
Loss from Operations	$(22,447)	$(9,903)	$(12,544)	126.7%	$(54,766)	$(23,135)	$(31,631)	136.7%
Other expense	243	(39)	282	(723.1)%	613	(32)	645	(2015.6)%
Loss before taxes	(22,690)	(9,864)	(12,826)	130.0%	(55,379)	(23,103)	(32,276)	139.7%
Income taxes	$(6,551)	$(2,330)	$(4,221)	181.2%	$(12,845)	$(5,311)	$(7,534)	141.9%
Segment net loss	(16,139)	(7,534)	(8,605)	114.2%	(42,534)	(17,792)	(24,742)	139.1%

Revenues for the Digital Health segment increased significantly for both the three and nine months ended September 30, 2026 compared with the corresponding prior-year periods. The increases reflected strong organic growth across our Clinical AI and Enterprise Informatics portfolios, as well as inorganic growth resulting from the acquisitions of Gleamer, iCAD, See-Mode and CIMAR.

For the three months ended September 30, 2026, Digital Health segment revenues increased $8.1 million, or 32.6%, to $32.9 million, compared with $24.8 million for the three months ended September 30, 2025. The increase was primarily driven by a 50.9% increase in Clinical AI-related revenue and an 18.6% increase in Enterprise Informatics revenue.

For the nine months ended September 30, 2026, Digital Health segment revenues increased $29.7 million, or 45.8%, to $94.5 million, compared with $64.8 million for the nine months ended September 30, 2025. The increase was primarily driven by a 94.6% increase in Clinical-related revenue and a 45.8% increase in Enterprise Informatics revenue.

External revenue represented 65.1% and 64.6% of total segment revenue for the three and nine months ended September 30, 2026, respectively, compared with 58% and 53.5% for the corresponding prior-year periods.

As of September 30, 2026, the segment’s customer base had expanded to 3,070 customers, compared with 2,042 as of September 30, 2025. Procedure volumes supported by Digital Health solutions increased from 6.6 million to 18.1 million for the three months ended September 30, 2026 and from 16.8 million to 45.8 million for the nine months ended September 30, 2026, in each case compared with the corresponding prior-year period. These increases primarily reflected organic growth and the additions of iCAD, See-Mode, Gleamer and CIMAR.

Digital Health segment operating expenses increased for both the three and nine months ended September 30, 2026 compared with the corresponding prior-year periods. The increases primarily reflected additional costs associated with the acquisitions of iCAD, See-Mode, CIMAR and Gleamer; investments in personnel to establish foundational capabilities and support the segment’s growth; increased software and cloud-computing costs; higher stock-based compensation expense associated with the expansion of the organization; and higher non-capitalized research and development costs reflecting continued investment in scaling our platforms for broader deployment.

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

We define ARR as the normalized annualized value of contracted recurring revenue attributable to active customer contracts as of the measurement date. ARR was $112.6 million as of September 30, 2026, compared with $67.3 million as of September 30, 2025. The increase primarily reflected ARR added through the acquisitions of Gleamer, iCAD, and CIMAR, together with organic growth from new and existing customers.

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

Interest expense

In Thousands	Three Months Ended September 30,				Nine Months Ended September 30,
Interest expense	2026	2025	$ Increase/(Decrease)	% Change	2026	2025	$ Increase/(Decrease)	% Change
Total interest expense	$20,682	$17,355	$3,327	19.2%	$56,492	$51,783	$4,709	9.1%
Interest related to derivatives*	—	(2,247)			—	(4,305)
Interest expense related to amortization**	805	771			2,355	2,242
Adjusted interest expense***	19,877	18,831	1,046	5.6%	54,137	53,846	291	0.5%

*Includes payments from 2019 Swaps (as defined in the notes to our condensed consolidated financial statements) and Swaps amortization
**Includes noncash amortization of deferred loan costs and discount on issuance of debt
***Includes interest related to our term loans, revolving credit line, notes, and other
The increase in adjusted interest expense was primarily attributable to higher average outstanding debt balances during the three and nine months ended September 30, 2026, compared with the corresponding prior-year periods, including the impact of the $250.0 million incremental term loan funded on June 10, 2026. This increase was partially offset by lower SOFR-based interest rates and the 0.25% reduction in the applicable interest margin resulting from the June 2026 repricing of our term loan.

In addition, our 2019 interest rate swap agreements matured in 2025. As a result, no interest-related benefits from these agreements were recognized during the 2026 periods, whereas the corresponding prior-year periods included such benefits, contributing to the increase in total interest expense.

Non-cash change in fair value of interest rate hedge

No non-cash change in fair value of interest rate hedge was recognized during the three and nine months ended September 30, 2026, as our 2019 Swaps matured in 2025.

Equity in earnings from unconsolidated joint ventures
For the three months ended September 30, 2026 and 2025, we recognized equity in earnings from unconsolidated joint ventures in the amount of $4.2 million and $3.6 million, respectively. The increase was primarily driven by improved income from Santa Monica Imaging Group, LLC and Greater Baltimore Diagnostic Imaging, partially offset by lower equity in earnings from BWI and St. Joseph, which were contributed on August 1, 2026 to MIP, our consolidated joint venture with University of Maryland Medical System Corporation.
For the nine months ended September 30, 2026 and 2025, we recognized equity in earnings from unconsolidated joint ventures in the amount of $12.7 million and $10.5 million, respectively. The increase was primarily driven by improved income from Santa Monica Imaging Group, LLC and lower losses from Arizona Diagnostic Radiology Group, LLC, partially offset by lower equity in earnings from BWI and St. Joseph, which were contributed to MIP, our consolidated joint venture, on August 1, 2026.

Net Income Attributable to Noncontrolling Interests
At September 30, 2026, our consolidated subsidiaries operated 396 diagnostic imaging centers of which 118 were not wholly-owned. At September 30, 2025, our consolidated subsidiaries included 356 imaging centers, of which 101 were not wholly-owned. Thus, a portion of the operating results of our consolidated subsidiaries were attributable to noncontrolling interests.
For the three months ended September 30, 2026, we recognized net income attributable to noncontrolling interests of $15.0 million versus $8.5 million for the three months ended September 30, 2025, respectively. The increase was primarily driven by improved performance at our California majority-owned joint ventures, The New Jersey Imaging Network, L.L.C. (“NJIN”) and our Maryland majority-owned joint ventures, including the newly formed MIP, partially offset by losses at Intermountain Medical Imaging, LLC, which had no comparable prior year results.
For the nine months ended September 30, 2026, we recognized net income attributable to noncontrolling interests of $36.5 million versus $25.2 million for the nine months ended September 30, 2025, respectively. The increase was primarily driven by improved performance at our California majority-owned joint ventures, NJIN and our Maryland majority-owned joint ventures, together with the addition of MIP and Intermountain Medical Imaging, LLC, which had no comparable prior year results.

As noncontrolling interests only represent a portion of our imaging center business, and excludes our Digital Health segment, which generated operating losses of $22.4 million and $54.8 million for the three and nine months ended September 30, 2026, we do not expect changes in net income attributable to noncontrolling interests to correlate with changes in consolidated operating income or pretax income.
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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude income taxes, interest expense, severance costs, depreciation and amortization, non-cash employee stock-based compensation, loss on sale and disposal of equipment and other, non-cash change in fair value of interest rate hedge, other income, non-capitalized research and development expenses related to DeepHealth Cloud OS and Generative AI, lease abandonment charges, gains and losses on contributions of imaging centers into joint ventures, gains and losses on extinguishment of debt and related expenses, legal settlements, non-cash changes in contingent consideration, non-operational rent expenses, and acquisition transaction costs. Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or one-time events that take place during the period.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to RadNet, Inc. common stockholders	$4,153	$5,417	$(21,783)	$(18,055)
Income taxes	8,361	6,385	6,628	3,807
Interest expense	20,682	17,355	56,492	51,783
Severance costs	1,193	1,441	3,317	2,614
Depreciation and amortization	47,010	39,799	137,506	111,275
Non-cash employee stock-based compensation	10,018	9,041	51,933	46,276
Loss on sale and disposal of equipment and other	5,359	1,042	9,067	3,168
Non-cash change in fair value of interest rate hedge	—	2,371	—	6,433
Other income	(6,205)	(9,044)	(15,072)	(24,520)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	5,565	5,486	15,235	13,835
Lease abandonment charges	2,052	2,819	3,358	8,330
Loss (gain) on contribution of imaging centers into joint venture	(7,528)	—	(7,528)	—
Loss (gain) on extinguishment of debt and related expenses	—	—	3,368	—
Legal settlements	2,815	—	2,815	—
Non-cash change to contingent consideration	8,257	—	7,864	—
Non-operational rent expenses	604	621	2,002	2,459
Acquisition transaction costs	2,708	2,136	12,761	5,109
Adjusted EBITDA - Total Company	$105,044	$84,869	$267,963	$212,514

Adjusted EBITDA - Imaging Center	$101,998	$81,417	$261,136	$201,948
Adjusted EBITDA - Digital Health Segment	$3,046	$3,452	$6,827	$10,566

The following table is a reconciliation of GAAP net income for our Digital Health segment to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment net loss	$(16,139)	$(7,534)	$(42,534)	$(17,792)
Stock Compensation	2,462	2,268	10,560	8,184
Depreciation & Amortization	8,876	4,479	23,782	10,476
Other operating loss	(36)	33	(64)	(52)
Other expense	243	(53)	620	(45)
Severance	496	1,090	816	1,258
Interest	—	13	(7)	13
Income taxes	(6,551)	(2,330)	(12,845)	(5,311)
Non-Capitalized R&D - DeepHealth Cloud OS & Generative AI	5,565	5,486	15,235	13,835
Non-cash change to contingent consideration	8,130	—	11,264	—
Adjusted EBITDA - Digital Health Segment	$3,046	$3,452	$6,827	$10,566

Systemwide Operating Metrics

At September 30, 2026, 161 of our imaging centers were operating as joint ventures with hospital and health system partners, including 10 unconsolidated joint ventures operating 43 diagnostic imaging centers that represent partnerships with hospitals or health systems and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method, as we do not have a controlling financial interest in such ventures. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist.

We charged management service fees from the centers underlying these joint ventures of approximately $7.5 million and $6.5 million for the three months ended September 30, 2026 and 2025 and $22.9 million and $19.1 million for the nine months ended September 30, 2026 and 2025, respectively. These management fees are expenses of the unconsolidated joint ventures and are recognized as service fee revenue. These management fees are earned for providing to the unconsolidated joint venture centers, among other things, day-to-day operational oversight, revenue cycle, human resources, finance, accounting and information systems. These joint ventures are considered related parties. Amounts transacted between us and the entities are in the ordinary course of business and are disclosed on our balance sheet in the due from/to affiliate accounts.

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

Systemwide Aggregate Revenue and Procedural Volumes by Modality

The tables presented below set forth the Systemwide aggregate revenue and procedural volumes by modality for both consolidated centers and centers operated through unconsolidated joint ventures at 100% basis without adjustment for our ownership percentage, and included the effects of acquisitions, dispositions, new center development, joint venture formations, and other changes in the composition of the Network for the three- and nine-months ended September 30, 2026 and 2025, which are consistent with the information and periods over which management reviews to evaluate the aggregate performance and growth of the Network.

The following table reconciles Systemwide imaging center revenue to total service revenue as reported under GAAP for the periods presented:

	Three months ended September 30,
	2026	2025	$ Increase/(Decrease)	% Change
Total service revenue	$638,257	$522,869	115,388	22.1%
Add Intersegment revenue	11,688	10,187	1,501	14.7%
Less: Digital Health revenue	(32,903)	(24,814)	(8,089)	32.6%
Consolidated imaging center revenue	617,042	508,242	108,800	21.4%
Unconsolidated affiliates revenue (1)	74,901	72,292	2,609	3.6%
Systemwide revenue	$691,943	$580,534	111,409	19.2%

	Nine months ended September 30,
	2026	2025	$ Increase/(Decrease)	% Change
Total service revenue	$1,836,608	$1,492,498	344,110	23.1%
Add Intersegment revenue	33,794	29,498	4,296	14.6%
Less: Digital Health revenue	(94,451)	(64,761)	(29,690)	45.8%
Consolidated imaging center revenue	1,775,951	1,457,235	318,716	21.9%
Unconsolidated affiliates revenue (1)	225,200	211,003	14,197	6.7%
Systemwide revenue	$2,001,151	$1,668,238	332,913	20.0%

1.    “Unconsolidated affiliates revenue” represents revenue generated by unconsolidated joint ventures that are accounted for under the equity method and therefore not included in our consolidated GAAP revenue.

The following tables present our systemwide procedural volumes by modality:

	SYSTEMWIDE PROCEDURAL VOLUMES BY MODALITY
	Three Months Ended September 30,
	2026	2025	% Change
MR	606,795	512,861	18.3%
CT	354,953	290,975	22.0%
PET/CT	29,750	22,817	30.4%
Nuclear Medicine	10,347	8,965	15.4%
Ultrasound	771,224	705,347	9.3%
Mammography	527,552	496,465	6.3%
X-ray and Other	943,648	889,888	6.0%
	3,244,269	2,927,318	10.8%

	SYSTEMWIDE PROCEDURAL VOLUMES BY MODALITY
	Nine months ended September 30,
	2026	2025	% Change
MR	1,737,981	1,450,490	19.8%
CT	1,026,888	853,965	20.2%
PET/CT	86,349	65,361	32.1%
Nuclear Medicine	31,202	27,919	11.8%
Ultrasound	2,265,771	2,063,691	9.8%
Mammography	1,570,045	1,480,843	6.0%
X-ray and Other	2,809,001	2,651,685	5.9%
	9,527,237	8,593,954	10.9%

Systemwide Same Center Revenue and Procedural Volumes by Modality

The tables presented below set forth the Systemwide same center revenue and procedural volumes by modality for both consolidated centers and centers operated through unconsolidated joint ventures at 100% basis without adjustment for our ownership percentage, but excluded the effects of acquisitions, dispositions, new center development, joint venture formations, and other changes in the composition of the Network for the three months ended September 30, 2026 and 2025.

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

Accordingly, the Systemwide same center information presented below is limited to the three months ended September 30, 2026 and 2025 and is consistent with the information management reviews to manage the business. These quarterly measures should be considered together with the three- and nine-month Systemwide aggregate measures presented above, which provide information regarding the overall scale and growth of the Network.

The following table reconciles Systemwide same center imaging center revenue to consolidated imaging center revenue for the periods presented:

	Three months ended September 30,
	2026	2025	$ Increase/(Decrease)	% Change
Consolidated imaging center revenue	$617,042	$508,242	108,800	21.4%
Less: Excluded Consolidated Imaging center revenue	(62,416)	(2,023)	(60,393)	2985.3%
Consolidated same center revenue	554,626	506,219	48,407	9.6%
Unconsolidated affiliates same center revenue (2)	72,597	66,113	6,484	9.8%
Same-center revenue from transferred centers (3)	6,476	6,149	327	5.3%
Systemwide same center revenue	$633,699	$578,481	55,218	9.5%

2.    “Unconsolidated affiliates same center revenue” represents same center revenue generated by unconsolidated joint ventures included in Systemwide measures and not included in consolidated GAAP revenue.

3.    Represents revenue from imaging centers that underwent changes in consolidation status during the periods presented. Such revenue is presented separately to maintain comparability of systemwide same-center revenue.

The following tables present our systemwide same center procedural volumes by modality:

	SYSTEMWIDE SAME CENTER PROCEDURAL VOLUMES BY MODALITY
	Three Months Ended September 30,
	2026	2025	% Change
MR	554,883	512,845	8.2%
CT	320,568	290,975	10.2%
PET/CT	24,697	22,817	8.2%
Nuclear Medicine	8,377	8,965	(6.6)%
Ultrasound	721,019	703,695	2.5%
Mammography	495,253	495,815	(0.1)%
X-ray and Other	892,221	889,557	0.3%
	3,017,018	2,924,669	3.2%
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

The following table summarizes key balance sheet data related to our liquidity as of September 30, 2026 and December 31, 2025 and income statement data for the nine months ended September 30, 2026 and 2025 (in thousands):

Balance Sheet Data:	September 30, 2026	December 31, 2025
Cash and cash equivalents	$750,607	$767,215
Accounts receivable	248,893	200,317
Working capital (exclusive of current operating lease and finance lease liabilities)	423,714	507,298
Total equity	1,436,879	1,355,886

Income statement data for the nine months ended September 30,	2026	2025
Total net revenue	$1,836,608	$1,492,498
Net loss attributable to RadNet common stockholders	(21,783)	(18,055)

ONRAD Acquisition
On October 26, 2026, we entered into that certain Agreement and Plan of Merger (the “Merger Agreement”) with Radnet Management, Inc., our direct wholly owned subsidiary (the “Purchaser”), OnRad, Inc. (“ONRAD”), Red Rover Merger Sub, LLC, a direct wholly owned subsidiary of Purchaser (the “Surviving Merger Sub”), Javelin Merger Sub, Inc., a direct wholly owned subsidiary of the Surviving Merger Sub (the “First Merger Sub,” and together with Surviving Merger Sub, the “Merger Subs”), and, solely for purposes of the specified provisions therein, Housatonic IV CF, L.P., a Delaware limited partnership, solely in its capacity as the securityholder representative.
Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, (a) First Merger Sub will merge with and into ONRAD, with ONRAD surviving the First Merger as a direct wholly owned subsidiary of Surviving Merger Sub (the “First Merger”), and (b) immediately thereafter, OnRad will merge with and into Surviving Merger Sub, with Surviving Merger Sub surviving the Second Merger as a direct wholly owned subsidiary of Purchaser (the “Second Merger,” and, together with the First Merger, the “Mergers”).

     At the closing of the Mergers (the “Closing”), the holders (the “ONRAD Holders”) of ONRAD’s common stock, par value $0.0001 per share (the “ONRAD Common Stock”) (including any then outstanding shares of ONRAD Common Stock into which the holders of ONRAD’s outstanding preferred stock and warrants have converted in accordance with the Merger Agreement, but in all cases excluding Dissenting Shares (as defined in the Merger Agreement)) and the holders of Vested Company Options (as defined in the Merger Agreement) will receive an aggregate of (i) $350,000,000 in cash, subject to customary adjustments for cash, indebtedness, net working capital and transaction expenses and subject to certain escrow holdbacks, and (ii) 5,000,000 shares (the “Closing Shares”) of our common stock.

In addition, the ONRAD Holders may also be entitled to an earn-out payment of up to $210,000,000 (the “Earn-Out Amount”) if ONRAD achieves a certain target Post-Closing Annual Adjusted EBITDA (as defined in the Merger Agreement) for the fiscal year ending December 31, 2027. The Earn-Out Amount may be paid in cash, shares of our common stock or a combination thereof subject to certain tax-related requirements.

The Mergers are expected to close in the first quarter of 2027. We expect to fund the cash portion of the acquisition through existing cash balances and available borrowing capacity under our credit facilities. The Mergers are expected to result in a significant use of liquidity upon closing; however, we believe our existing liquidity resources and anticipated cash flows from operations will be sufficient to meet our ongoing operational and contractual obligations for the next twelve months and the foreseeable future.
Sources and Uses of Cash
The following table summarizes key components of our sources and uses of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

Cash Flow Data	September 30, 2026	September 30, 2025
Cash provided by operating activities	$263,641	$214,656
Cash used in investing activities	(487,618)	(229,925)
Cash provided by financing activities	209,873	79,602

Cash provided by operating activities for the nine months ended September 30, 2026 increased by $49.0 million compared with the nine months ended September 30, 2025. The increase was primarily attributable to a $7.5 million improvement in net income and a $30.1 million net increase in noncash adjustments, principally depreciation and amortization and stock-based compensation, as well as a $11.4 million favorable change in operating assets and liabilities, driven primarily by favorable change in accounts payable, accrued expenses and other, partially offset by changes in other current assets and accounts receivable.

Cash used in investing activities for the nine months ended September 30, 2026 increased $257.7 million compared to the nine months ended September 30, 2025. The increase was primarily due to a $249.2 million increase in purchases of imaging facilities and other acquisitions, mainly related to the acquisition of Gleamer, a digital health business, as well as imaging facilities.
Cash provided by financing activities for the nine months ended September 30, 2026 increased by $130.3 million compared with the nine months ended September 30, 2025. The increase was primarily attributable to higher incremental term loan borrowings in 2026, partially offset by the repayment of notes payable assumed in connection with acquisitions.

Financing activities in 2026 primarily consisted of $248.9 million of net proceeds from the $250.0 million incremental term loan issued under the Third Amendment (as defined below) to the Third Amended and Restated First Lien Credit and Guaranty Agreement (the “Barclays Credit Agreement”), with Barclays Bank Plc (“Barclays”) and the lenders and financial institutions named therein. These proceeds were partially offset by $17.0 million of term loan debt repayments, $14.0 million of principal payments on notes and leases payable, and $8.4 million of distributions to noncontrolling interests. Additionally, we received $2.5 million of proceeds from the exercise of stock options.

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
Our condensed consolidated balance sheets at September 30, 2026 include $1,317.8 million of total term loan debt (exclusive of unamortized discounts of $11.0 million) in thousands:

	Face Value	Discount	Total Carrying Value
Barclays Term Loan	$1,202,529	$(10,689)	$1,191,840
Truist Term Loan	115,312	(264)	115,048
Total Term Loans	$1,317,841	$(10,953)	$1,306,888

At September 30, 2026, we had no borrowings under our Barclays or Truist revolving credit facilities. After reserves for outstanding letters of credit of $8.6 million, we had $273.4 million available for borrowing under our Barclays revolving credit facility and $50.0 million available under our Truist revolving credit facility.

Please see Note 6, Credit Facilities, Notes Payable, and Finance Lease in the notes accompanying our financial statements included in this report for more information on our secured credit facilities.
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk:
We are exposed to foreign exchange risk with respect to revenues and expenses denominated in the Pound Sterling, Euro, Canadian Dollar, Hungarian Forint and Indian Rupee. We provide radiological services in the United Kingdom, conduct AI operations in the Netherlands, and maintain research and development centers in Canada, Hungary and India. We do not have any foreign currency exchange contracts to mitigate this risk. At September 30, 2026, a hypothetical 1% decline in the currency exchange rates between the U.S. dollar against these currencies, would have resulted in an annual increase of approximately $0.8 million in operating expenses.
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
We can elect SOFR or Alternate Base Rate interest options on amounts outstanding under the Barclays term loan. At September 30, 2026, we had $1,202.5 million outstanding subject to an SOFR election on the Barclays Term Loan. At September 30, 2026, our effective SOFR interest rate plus applicable margin was 5.76%. Consequently, a hypothetical 1% increase in the SOFR rates under the Barclays credit facility would result in an increase of $12.0 million in annual interest expense and a corresponding decrease in income before taxes.

We can elect SOFR or Base Rate interest rate options on amounts outstanding under the Truist revolving credit facility. At September 30, 2026, we had $115.3 million outstanding subject to an adjusted SOFR election on the Truist term loan (as defined in the notes to our condensed consolidated financial statements). At September 30, 2026, our effective SOFR rate plus applicable margin was 5.33%. A hypothetical 1% increase in the adjusted SOFR rates under the Truist revolving credit facility would result in an increase of approximately $1.2 million in annual interest expense and a corresponding decrease in income before taxes.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings
From time to time we are engaged in legal proceedings that arise in the ordinary course of our business. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.
ITEM 1A.  Risk Factors
For information about the risks and uncertainties related to our business, please see the risk factors described in our Annual Report. The risks described in our Annual Report are not the only risks facing our Company. Except as provided below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Relating to the Mergers
Completion of the Mergers is subject to certain conditions and if these conditions are not satisfied, waived or fulfilled in a timely manner, the Mergers may be delayed or not completed.

The obligation of each of RadNet, Purchaser, ONRAD, and the Merger Subs to complete the Mergers is subject to the satisfaction (or, to the extent permitted by applicable law, waiver) of a number of conditions set forth in the Merger Agreement, including customary regulatory approvals and closing conditions.

Many of the conditions to completion of the Mergers are not within our or ONRAD’s control, and neither we nor ONRAD can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the termination date set forth in the Merger Agreement, it is possible that the Merger Agreement may be terminated. Although the parties to the Merger Agreement have agreed to cooperate with each other and take all actions necessary, proper or advisable to consummate the transactions contemplated by the Merger Agreement as promptly as reasonably practicable, these and other conditions to the completion of the Mergers may fail to be satisfied. In addition, satisfying the conditions to and completion of the Mergers may take longer, and could cost more, than we expect.

Furthermore, the requirements for obtaining the required regulatory clearances and approvals could delay the completion of the Mergers for a significant period of time or prevent the Mergers from occurring. Any delay in completing the Mergers may adversely affect the cost savings and other benefits that we expect to achieve if the Mergers and the integration of ONRAD’s business are not completed within the expected time frame.

There can be no assurance that the conditions to the Closing will be satisfied, waived or fulfilled in a timely fashion or that the Mergers will be completed.

For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on October 26, 2026 (the “October Form 8-K”). The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the October Form 8-K and as Exhibit 2.1 filed herewith.

Our business relationships may be subject to disruption due to uncertainty associated with the Mergers.

Parties with which we do business may experience uncertainty associated with the Mergers, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as parties with which we do business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business, financial condition, results of operations or prospects, including an adverse effect on our ability to realize the anticipated benefits of the Mergers. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Mergers or termination of the Merger Agreement.

Potential litigation against us could result in substantial costs, an injunction preventing the completion of the Mergers and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits are unsuccessful, defending against them can result in substantial costs.

Lawsuits may be filed against us and/or our directors and officers in connection with the Mergers. These lawsuits could prevent or delay the completion of the Mergers and result in significant costs to us, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

We will incur significant transaction and Merger-related costs in connection with the Mergers.

We expect to incur a number of non-recurring costs associated with the Mergers and combining the operations of the two companies. The significant, non-recurring costs associated with the Mergers include, among others, fees and expenses of financial, legal, accounting and other advisors and representatives. Some of these costs have already been incurred or may be incurred regardless of whether the Mergers are completed, including a portion of the fees and expenses of advisors and representatives. We also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies, including facilities and systems consolidation costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Mergers and the integration of the two companies’ businesses.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2026, we issued 34,069 shares of our common stock to certain See-Mode Sellers (as defined below) or their respective designees as the share component of the payment for the satisfaction of certain milestone conditions set forth in, and pursuant to, that certain Share Purchase Agreement, dated June 2, 2025, by and among the sellers set forth on Schedule 1 thereto (the “See-Mode Sellers”) and DH AI International Holdings, B.V., our wholly-owned subsidiary incorporated in the Netherlands. The shares were ascribed a value of $2.6 million. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D or Regulation S promulgated under the Securities Act.
ITEM 3.  Defaults Upon Senior Securities
None.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Rule 10b5-1 Trading Plan.
During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined by Item 408(c) of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 26, 2026, by and among RadNet, Inc., Radnet Management, Inc., Red Rover Merger Sub, LLC, Javelin Merger Sub, Inc., OnRad, Inc. and, solely for the limited purposes set forth therein, Housatonic IV CF, L.P., as Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on October 26, 2026)#

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

10.1
Form of Restrictive Covenant and Support Agreement, dated October 26, 2026, between Radnet Management, Inc., OnRad, Inc. and certain stockholders of OnRad, Inc. named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 26, 2026)#

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

101
The following financial information from RadNet, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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
#     Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
(Registrant)

Date: November 9, 2026	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)